Form 10QSB
period 2002-06-30
NORTH STATE BANCORP
filed 2002-08-13
CIK 1175029

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                [ X ] Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or
                     [ ] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

             For the transition period ended
                                             -----------------------

                  Commission File Number - 000-49898
                                         ----------------------

                               NORTH STATE BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          NORTH CAROLINA                                  Applied For
---------------------------------------       ----------------------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                    Identification Number)


             6200 FALLS OF NEUSE ROAD, RALEIGH, NORTH CAROLINA 27609
--------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (919) 855-9925
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

As of August 6, 2002, 1,676,281 shares of the registrant's common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.


                                                                                                         Page No.
                                                                                                         --------

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 2002 and December 31, 2001....................................................... 3

                  Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 2002 and 2001.................................. 4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001................................................... 5

                  Notes to Consolidated Financial Statements................................................ 6

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations......... 8

Part II.      OTHER INFORMATION

                  Item 4. Submission of Matters to a Vote of Security Holders.............................. 11

                  Item 6. Exhibits and Reports on Form 8-K................................................. 11

                                       2

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                              NORTH STATE BANCORP
                                          CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
                                                                               June 30, 2002        December 31,
                                                                                (Unaudited)             2001*
                                                                            ------------------   ------------------
ASSETS                                                                                  (In thousands)
Cash and due from banks                                                     $           11,375   $            7,891
Interest-earning deposits with banks                                                     1,887                2,180
Federal funds sold                                                                      21,816               12,044
Investment securities available for sale, at fair value                                 22,327               18,384
Stock in the Federal Home Loan Bank of Atlanta, at cost                                    300                   97
Loans                                                                                  106,318               84,256
Allowance for loan losses                                                               (1,701)              (1,323)
                                                                            -------------------  ------------------
                                                               NET LOANS               104,617               82,933
Accrued interest receivable                                                                524                  505
Bank premises and equipment                                                              1,557                  724
Other assets                                                                                92                   72
                                                                            ------------------   ------------------
                                                            TOTAL ASSETS    $          164,495   $          124,830
                                                                            ==================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                   $           47,246   $           35,804
   Savings, money market and NOW                                                        42,477               35,837
   Time deposits                                                                        47,754               32,627
                                                                            ------------------   ------------------
                                                          TOTAL DEPOSITS               137,477              104,268
                                                                            ------------------   ------------------
Borrowings                                                                              10,314                4,050
Accrued interest payable                                                                   561                  551
Accrued expenses and other liabilities                                                     173                  278
                                                                            ------------------   ------------------
                                                       TOTAL LIABILITIES               148,525              109,147
                                                                            ------------------   ------------------
Commitments (Note B)
Stockholders' equity:
   Preferred stock, no par value, 1,000,000
     shares authorized, none issued                                                          -                    -
   Common stock, $1 par value, 10,000,000
     shares authorized, 1,676,281 shares issued and outstanding                          1,676                    -
   Common stock, $5 par value, 10,000,000
     shares authorized; 1,676,281 shares issued and outstanding                              -                8,381
   Additional paid-in capital                                                           14,563                7,858
   Accumulated deficit                                                                    (403)                (670)
   Accumulated other comprehensive income                                                  134                  114
                                                                            ------------------   ------------------
                                              TOTAL STOCKHOLDERS' EQUITY                15,970               15,683
                                                                            ------------------   ------------------
                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $          164,495   $          124,830
                                                                            ==================   ==================

* Derived from audited financial statements

See accompanying notes.

                                              NORTH STATE BANCORP
                                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Six Months Ended
                                                                   June 30,                      June 30,
                                                          -------------------------     ---------------------------
                                                             2002           2001            2002           2001
                                                          -----------    ----------     -----------     -----------
                                                              (In thousands, except share and per share data)
INTEREST INCOME
   Loans                                                  $     1,639    $    1,068     $     3,096     $     1,961
   Investments                                                    216           180             413             333
   Federal funds sold and interest-earning deposits                68           303             141             551
                                                          -----------    ----------     -----------     -----------
                            TOTAL INTEREST INCOME               1,923         1,551           3,650           2,845
                                                          -----------    ----------     -----------     -----------
INTEREST EXPENSE
   Money market, NOW and savings deposits                         237           332             454             601
   Time deposits                                                  454           298             865             523
   Borrowings                                                      81            34             140              55
                                                          -----------    ----------     -----------     -----------
                           TOTAL INTEREST EXPENSE                 772           664           1,459           1,179
                                                          -----------    ----------     -----------     -----------
                              NET INTEREST INCOME               1,151           887           2,191           1,666
PROVISION FOR LOAN LOSSES                                         251           248             385             443
                                                          -----------    ----------     -----------     -----------
                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES                 900           639           1,806           1,223
                                                          -----------    ----------     -----------     -----------
NON-INTEREST INCOME                                               203            81             381             140
                                                          -----------    ----------     -----------     -----------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                 489           375           1,003             735
   Occupancy and equipment                                        123            92             238             182
   Other                                                          344           252             679             500
                                                          -----------    ----------     -----------     -----------
                       TOTAL NON-INTEREST EXPENSE                 956           719           1,920           1,417
                                                          -----------    ----------     -----------     -----------
                             INCOME (LOSS) BEFORE
                                     INCOME TAXES                 147             1             267             (54)
INCOME TAXES                                                        -             -               -               -
                                                          -----------    ----------     -----------     -----------

                                NET INCOME (LOSS)         $       147    $        1     $       267     $       (54)
                                                          ===========    ==========     ===========     ===========

BASIC AND DILUTED NET INCOME
   (LOSS) PER COMMON SHARE                                $       .09    $        -     $       .16     $      (.03)
                                                          ===========    ==========     ===========     ===========
BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES OUTSTANDING                        1,676,281      1,676,281      1,676,281       1,676,281
                                                          ===========    ===========    ===========     ===========

See accompanying notes.

                                                 NORTH STATE BANCORP
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       ----------------------------
                                                                                           2002            2001
                                                                                       ------------    ------------
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                    $        267    $        (54)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                                              116              90
     Net (accretion) amortization of discounts on investment securities                          38              (7)
     Provision for loan losses                                                                  134             443
     Change in assets and liabilities:
       Increase in accrued interest receivable                                                  (19)           (136)
       Increase in other assets                                                                (106)            (16)
       Increase in accrued interest payable                                                      10             276
       Increase (decrease) in accrued expenses and other liabilities                           (105)             37
                                                                                       ------------    ------------
                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES             335             633
                                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities available for sale                                      (9,084)        (10,085)
   Proceeds from maturities and repayments of investment
     securities available for sale                                                            5,209           3,307
   Purchases of furniture, fixtures and equipment                                              (949)            (29)
   Net increase in loans                                                                    (21,818)        (25,338)
   Purchase of Federal Home Loan Bank stock                                                    (203)            (96)
                                                                                       ------------    ------------

                                                                  NET CASH USED BY
                                                               INVESTING ACTIVITIES         (26,845)        (32,241)
                                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                  33,209          49,576
   Net increase in securities sold under agreements repurchase                                  264           2,510
   Borrowings                                                                                 6,000               -
                                                                                       ------------    ------------
                                                                  NET CASH PROVIDED
                                                            BY FINANCING ACTIVITIES          39,473          52,086
                                                                                       ------------    ------------
                                                               NET INCREASE IN CASH
                                                               AND CASH EQUIVALENTS          12,963          20,478
CASH AND CASH EQUIVALENTS, BEGINNING                                                         22,115          17,280
                                                                                       ------------    ------------
                                                                    CASH AND CASH
                                                                EQUIVALENTS, ENDING    $     35,078    $     37,758
                                                                                       ============    ============

See accompanying notes.

                               NORTH STATE BANCORP
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the "Company") and its wholly-owned subsidiary, North State Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Bank's 2001 Annual Report on Form 10-KSB, filed with the Federal Deposit Insurance Corporation. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At June 30, 2002, loan commitments were as follows:

     Commitments to extend credit              $      20,209,000
     Undisbursed lines of credit                       4,961,000
     Letters of credit                                   166,000

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)
Net income (loss)                              $         147     $           1     $         267     $          (54)
Other comprehensive income
   Net increase (decrease) in the
     fair value of investment securities
     available for sale, net of tax                      110                20                20                 84
                                               -------------     -------------     -------------     --------------
Total comprehensive income                     $         257     $          21     $         287     $           30
                                               =============     =============     =============     ==============

NOTE D - EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options. The Company's outstanding stock options had no dilutive effect on the computation of earnings per share for the periods ended June 30, 2002 and 2001.

On October 25, 2001, the Board of Directors of the Bank declared a 10% stock split of the Bank's common stock. The stock split was effected as a 10% stock dividend that was issued on December 15, 2001 to shareholders of record on November 15, 2001. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

NOTE E - HOLDING COMPANY

Effective June 28, 2002, North State Bank became a wholly owned subsidiary of North State Bancorp, a newly formed bank holding company. The shareholders of North State Bank received one share of common stock of North State Bancorp for every one share of common stock of North State Bank owned in a share exchange that accomplished the Bank's holding company reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

Management's discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. This discussion should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the Bank's holding company reorganization. Our primary business is the ownership and operation of North State Bank.

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through two locations, its main office in Raleigh, North Carolina and one branch office in Garner, North Carolina. North State Bank also has one subsidiary, North State Financial Services, a wholly owned subsidiary of the Bank, which provides full-service brokerage services through an alliance with Mid-Atlantic Securities.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets at June 30, 2002 were $164.5 million compared to $124.8 million at December 31, 2001, an increase of $39.7 million, or 31.8%. Earning assets increased $35.7 million, or 30.5%, while loans, the largest component of our earning assets, increased $22.1 million, or 26.2%, from December 31, 2001. This growth was funded by increases in customer deposits and borrowings of $33.2 million and $6.3 million, respectively.

Total stockholders' equity increased $287,000 from $15.7 million at December 31, 2001 to $16.0 million at June 30, 2002. This increase resulted principally from net income of $267,000 for the six months ended June 30, 2002 and net unrealized gains on available for sale investments during the same period.

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001

For the three months ended June 30, 2002, net income was $147,000 or $.09 per share. This compares to $1,000 for same period in 2001. Net interest income was $1.2 million, an increase of $264,000, or 29.8%, for the three months ended June 30, 2002 compared to the same period in 2001. This increase in net interest income was attributable to the increase in earning assets between the periods.

Management determines the adequacy of the Bank's allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The provision for loan losses was $251,000 during the quarter ended June 30, 2002 as compared with $248,000 in the second quarter of 2001. In both periods the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $14.4 million in the second quarter and by $14.2 million in the second quarter of 2001. At June 30, the allowance for loan losses was $1.6 million for 2002 and $1.0 million for 2001, representing 1.60% and 1.75%, respectively, of loans outstanding.

The increase in non-interest income was driven by our commencement of a mortgage lending operation in August 2001. Non-interest expenses for the three months ended June 30, 2002 were $956,000, with salaries and benefits representing the largest expense category at $489,000. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. Total non-interest expense for the three months ended June 30, 2002 increased $237,000, or 33.0%, over same period in 2001.

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

For the six months ended June 30, 2002, net income was $267,000 or $.16 per share compared to a loss of $54,000 for the same period for the previous year. Net interest income was $2.2 million, an increase of $525,000, or 31.5%, compared to the six months ended June 30, 2001. This increase in net interest income was attributable to the increase in earning assets from the previous period.

The provision for loan losses was $385,000 during the six months ended June 30, 2002 as compared with $443,000 in the first six months of 2001. In both periods the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $22.1 million in the six months ended June 30, 2002 and by $25.3 million in the first six months of 2001.

Non-interest income for the six months ended June 30, 2002 was $381,000, an increase of $241,000, or 172.1%, over the year earlier period. The increase in non-interest income was driven by our commencement of a mortgage lending operation in August 2001. Non-interest expenses for the six months ended June 30, 2002 were $1.9 million, with salaries and benefits representing the largest expense category at $1.0 million. A portion of the increase in salary expenses was related to the mortgage operation. Total non-interest expense for the six months ended June 30, 2002 increased $503,000, or 35.5%, over the same period in 2001.

Liquidity, Interest Rate Risk, Market Risks and Capital Adequacy

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $57.4 million in liquid assets (consisting of cash and cash equivalents and investment securities) at June 30, 2002, compared with $40.5 million at December 31, 2001. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides core deposit growth. Our deposits, together with equity capital, funded 93.4% of total assets at June 30, 2002. We closely monitor and evaluate our overall liquidity position. We believe our liquidity position at June 30, 2002 is adequate to meet our operating needs.

The largest component of our earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. Management is responsible for minimizing our exposure to interest rate risk. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance while minimizing our overall interest rate risk.

We use several modeling techniques to measure interest rate risk. Our primary method is the simulation of net interest income under varying interest rate scenarios. We believe this methodology is preferable in that it takes into account the pricing strategies we would undertake in response to rate changes, whereas other methods such as interest rate shock analysis do not take these into consideration. Periodically, we also utilize traditional gap analysis to measure interest rate sensitivity. Gap analysis measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. This method, however, addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes and is not considered as accurate as our simulation model. Our balance sheet remains asset-sensitive, which means that more assets than liabilities are subject to immediate repricing as market rates change. During periods of rising rates, this results in increased net interest income. The opposite would be expected during periods of declining rates.

While our balance sheet has grown over the three months of 2002, the mix of our rate-sensitive assets and liabilities has not changed sufficiently to result in a material change in our interest rate sensitivity from that reported at December 31, 2001.

At March 31, 2002, our equity to assets ratio was 9.71. %. Our Leverage and Risk Based capital ratios along with our Total Risk Based capital ratio were 12.1%, 15.9% and 17.1%, respectively. At March 31, 2002, equity exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations and we were considered to be adequately capitalized at the same date.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 9, 2002. The following matters were voted on at the meeting:

Proposal 1:     Approval of Holding Company Reorganization and Share Exchange.

        For                      Against                     Abstain
   --------------              -----------                -------------
     1,099,878                    1,386                      62,202

Proposal 2:     To elect five members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2005. Votes for each nominee were as follows:

                    Name                           For              Withheld
  --------------------------------------         ---------          --------
  Larry D. Barbour                               1,162,146            1,320
  Charles T. Francis                             1,162,366            1,100
  Fred J. Smith, Jr.                             1,151,036           12,430
  Brig. Gen. (Retired) Gary H. Pendleton         1,161,366            2,100
  Ambassador Jeanette W. Hyde                    1,162,366            1,100

  The following directors continue in office after the meeting: Forrest H. Ball, James C. Branch, Honorable Allyson K. Duncan, Glenn E. Futrell, C. Thomas Hendrickson, J. Keith Keener, M.D., Honorable Burley B. Mitchell, Jr., W. Harold Perry, Nutan T. Shah, Jack M. Stancil and George C. Venters, M.D.


Proposal 3:     To ratify the appointment of Dixon Odom PLLC as our independent accountants for the year ending December 31, 2002.

        For                      Against                     Abstain
   --------------              ------------                -----------
     1,161,866                     0                          1,600

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 We filed the following Current Report on Form 8-K during the quarter ended June 30, 2002.

                  Type                  Date Filed                            Reporting Purpose
                 --------             ----------------               ----------------------------------
                 Item 5.              July 1, 2002                   The holding company reorganization
                                                                     discussed in Note E to the
                                                                     accompanying financial
                                                                     statements.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTH STATE BANCORP

Date: August 13, 2002           By: /s/   Larry D. Barbour
                                    --------------------------------------------
                                    Larry D. Barbour
                                    President and Chief Executive Officer

Date: August 13, 2002           By: /s/   Kirk A. Whorf
                                    --------------------------------------------
                                    Kirk A. Whorf
                                    Senior Vice President and Chief Financial
                                    Officer

                                  CERTIFICATION

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB of North State Bancorp (the "Company") for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

                                    NORTH STATE BANCORP

Date: August 13, 2002           By: /s/   Larry D. Barbour
                                    --------------------------------------------
                                    Larry D. Barbour
                                    President and Chief Executive Officer

Date: August 13, 2002           By: /s/   Kirk A. Whorf
                                    --------------------------------------------
                                    Kirk A. Whorf
                                    Senior Vice President and Chief Financial
                                    Officer