Form 10QSB
period 2002-09-30
NORTH STATE BANCORP
filed 2002-11-08
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2002

or

☐    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period ended

Commission File Number - 000-49898

NORTH STATE BANCORP
(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6200 FALLS OF NEUSE ROAD, RALEIGH, NORTH CAROLINA 27609
(Address of principal executive office)

(919) 855-9925
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of November 1, 2002, 1,676,281 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I.    Financial Information

Item 1—Financial Statements

NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001*
	(In thousands)
ASSETS
Cash and due from banks	$19,365	$7,891
Interest-earning deposits with banks	1,811	2,180
Federal funds sold	34,386	12,044
Investment securities available for sale, at fair value	26,829	18,384
Stock in the Federal Home Loan Bank of Atlanta, at cost	300	97
Loans	110,524	84,256
Allowance for loan losses	(1,775)	(1,323)

NET LOANS	108,749	82,933
Accrued interest receivable	582	505
Bank premises and equipment	1,578	724
Other assets	62	72

TOTAL ASSETS	$193,662	$124,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$62,575	$35,804
Savings, money market and NOW	46,863	35,837
Time deposits	55,093	32,627

TOTAL DEPOSITS	164,531	104,268
Borrowings	11,898	4,050
Accrued interest payable	625	551
Accrued expenses and other liabilities	300	278

TOTAL LIABILITIES	177,354	109,147

Commitments (Note B)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 1,676,281 shares issued and outstanding	8,381	8,381
Additional paid-in capital	7,858	7,858
Accumulated deficit	(87)	(670)
Accumulated other comprehensive income	156	114

TOTAL STOCKHOLDERS’ EQUITY	16,308	15,683

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,662	$124,830

*	Derived from audited financial statements

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$1,761	$1,284	$4,857	$3,245
Investments	234	211	647	544
Federal funds sold and interest-earning deposits	92	190	233	741

TOTAL INTEREST INCOME	2,087	1,685	5,737	4,530

INTEREST EXPENSE
Money market, NOW and savings deposits	228	299	682	900
Time deposits	512	369	1,377	892
Borrowings	84	34	224	89

TOTAL INTEREST EXPENSE	824	702	2,283	1,881

NET INTEREST INCOME	1,263	983	3,454	2,649
PROVISION FOR LOAN LOSSES	74	216	459	660

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,189	767	2,995	1,989

NON-INTEREST INCOME	226	89	607	230

NON-INTEREST EXPENSE
Salaries and employee benefits	583	393	1,586	1,128
Occupancy and equipment	131	104	369	286
Other	385	259	1,064	759

TOTAL NON-INTEREST EXPENSE	1,099	756	3,019	2,173

INCOME BEFORE INCOME TAXES	316	100	583	46
INCOME TAXES	—	—	—	—

NET INCOME	$316	$100	$583	$46

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$.17	$.05	$.32	$.02

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,843,909	1,843,909	1,843,909	1,843,909

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$583	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	141
Net amortization of discounts on investment securities	73	1
Provision for loan losses	459	660
Change in assets and liabilities:
Increase in accrued interest receivable	(77)	(218)
Increase in other assets	(87)	(45)
Increase in accrued interest payable	74	316
Increase in accrued expenses and other liabilities	22	39

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,222	940

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(16,240)	(13,118)
Proceeds from maturities and repayments of investment securities available for sale	7,861	5,739
Purchases of furniture, fixtures and equipment	(1,029)	(218)
Net increase in loans	(26,275)	(37,778)
Purchase of Federal Home Loan Bank stock	(203)	(96)

NET CASH USED BY INVESTING ACTIVITIES	(35,886)	(45,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	60,263	55,175
Net increase in securities sold under agreements to repurchase	1,848	3,146
Borrowings	6,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,111	58,321

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,447	13,790
CASH AND CASH EQUIVALENTS, BEGINNING	22,115	17,280

CASH AND CASH EQUIVALENTS, ENDING	$55,562	$31,070

See accompanying notes.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Bank’s 2001 Annual Report on Form 10-KSB, filed with the Federal Deposit Insurance Corporation. This quarterly report should be read in conjunction with the Annual Report.

NOTE B—COMMITMENTS

At September 30, 2002, loan commitments were as follows:

Commitments to extend credit	$17,460,000
Undisbursed lines of credit	6,054,000
Letters of credit	196,000

NOTE C—COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net income	$316	$100	$583	$46
Other comprehensive income
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	22	127	42	211

Total comprehensive income	$338	$227	$625	$257

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE D—EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options. The Company’s outstanding stock options had no dilutive effect on the computation of earnings per share for the periods ended September 30, 2002 and 2001.

On September 26, 2002, the Board of Directors of the Company declared a 10% stock split of the Company’s common stock. The stock split will be effected as a 10% stock dividend that will be payable on December 15, 2002 to shareholders of record on November 15, 2002. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

On October 25, 2001, the Board of Directors of the Bank declared a 10% stock split of the Bank’s common stock. The stock split was effected as a 10% stock dividend that was issued on December 15, 2001 to shareholders of record on November 15, 2001. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

NOTE E—HOLDING COMPANY

Effective June 28, 2002, North State Bank became a wholly owned subsidiary of North State Bancorp, a bank holding company formed by the Bank to effect its bank holding company reorganization. The shareholders of North State Bank received one share of common stock of North State Bancorp for every one share of common stock of North State Bank owned in a share exchange that accomplished the Bank’s holding company reorganization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. This discussion should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the Bank’s holding company reorganization. Our primary business is the ownership and operation of North State Bank.

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets at September 30, 2002 were $193.7 million compared to $124.8 million at December 31, 2001, an increase of $68.9 million, or 55.2%. Earning assets increased $56.9 million, or 48.6%, while loans, the largest component of our earning assets, increased $26.3 million, or 31.2%, from December 31, 2001. This growth was funded by increases in customer deposits and borrowings of $60.3 million and $7.8 million, respectively.

Total stockholders’ equity increased $625,000 from $15.7 million at December 31, 2001 to $16.3 million at September 30, 2002. This increase resulted principally from net income of $583,000 for the nine months ended September 30, 2002.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

For the three months ended September 30, 2002, net income was $316,000 or $.17 per share. This compares to $100,000 or $.05 per share for same period in 2001. Net interest income was $1.3 million, an increase of $280,000, or 28.5%, for the three months ended September 30, 2002 compared to the same period in 2001. This increase in net interest income was attributable to the increase in earning assets between the periods.

Management determines the adequacy of the Bank’s allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The provision for loan losses was $74,000 during the quarter ended September 30, 2002 as compared with $216,000 in the third quarter of 2001. In both periods the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $4.2 million in the current quarter and by $13.4 million in the third quarter of 2001. At September 30, the allowance for loan losses was $1.8 million for 2002 and $1.1 million for 2001, representing 1.61% of loans outstanding at each date.

For the three months ended September 30, 2002, non-interest income increased $136,000 to $226,000, from $90,000 for the same period the prior year. The primary component of this increase was from our mortgage lending operations, which increased $105,000 from $51,000 for the three months ended September 30, 2001 to $156,000 for the same period in 2002. This increase is attributable to the increased activity of home mortgage refinancing sparked by lower interest rates during the quarter. Total non-interest expense for the three months ended September 30, 2002 was $1.1 million, with salaries and benefits representing the largest expense category at $583,000. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. Additional increases in non-interest expenses were related to our holding company reorganization and the expansion of the Bank’s operations area into a larger facility. Total non-interest expense for the three months ended September 30, 2002 increased $343,000, or 45.4%, over the same period in 2001.

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, net income was $583,000 or $.32 per share compared to $46,000 or $.02 per share for the same period for the previous year. Net interest income was $3.5 million, an increase of $805,000, or 30.4%, compared to the nine months ended September 30, 2001. This increase in net interest income was attributable to the increase in earning assets from the previous period.

The provision for loan losses was $459,000 during the nine months ended September 30, 2002 as compared with $660,000 in the first nine months of 2001. In both periods the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $26.3 million in the current nine-month period and by $37.8 million in the first nine months of 2001.

Non-interest income for the nine months ended September 30, 2002 was $607,000, an increase of $377,000, or 163.9%, over the year earlier period. The increase in non-interest income to $425,000, an increase of $289,000 from September 30, 2001, was driven by our mortgage lending operation, through an increase in mortgage refinancings brought about by the lower interest rate environment. Non-interest expenses for the nine months ended September 30, 2002 were $3.0 million, with salaries and benefits representing the largest expense category at $1.6 million. Total non-interest expense for the nine months ended September 30, 2002 increased $846,000, or 38.9%, over the same period in 2001.

Liquidity, Interest Rate Risk, Market Risks and Capital Adequacy

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $82.4 million in liquid assets (consisting of cash and cash equivalents and investment securities) at September 30, 2002, compared with $40.5 million at December 31, 2001. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with equity capital, funded 93.4% of total assets at September 30, 2002. We closely monitor and evaluate our overall liquidity position. We believe our liquidity position at September 30, 2002 is adequate to meet our operating needs.

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

At September 30, 2002, our equity to assets ratio was 8.42.%. The Bank’s Leverage and Risk Based capital ratios along with its Total Risk Based capital ratio were 9.87%, 13.37% and 14.63%, respectively. At September 30, 2002, the Bank’s equity exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we were considered to be adequately capitalized at the same date.

Capital Resources

We have committed to the construction of a new bank branch building. The new branch is to be built at a construction cost of approximately $641,000 on land for which we paid $1.0 million, and will be located in Garner, North Carolina. As of September 30, 2002, we had paid $32,000 in construction costs, with estimated completion in the first quarter of 2003.

Item 3.     Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days prior to the filing of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K.

Current report on Form 8-K filed by the Company during the quarter ended September 30, 2002

Type	Date Filed	Reporting Purpose
Item 5.	September 30, 2002	The Company declared a 10% stock split in the form of a stock dividend, payable on December 15, 2002 to shareholders of record on November 15, 2002.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: November , 2002	By:	/s/ LARRY D. BARBOUR
Larry D. Barbour President and Chief Executive Officer

Date: November , 2002	By:	/s/ KIRK A. WHORF
Kirk A. Whorf Senior Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Larry D. Barbour, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of North State Bancorp, a North Carolina bank (the “registrant”);

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes s or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November , 2002	By:	/s/ LARRY D. BARBOUR
Larry D. Barbour President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kirk A. Whorf, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of North State Bancorp, a North Carolina bank (the “registrant”);

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November , 2002	By:	/s/ KIRK A. WHORF
Kirk A. Whorf Senior Vice President and Chief Financial Officer