Form 10KSB
period 2002-12-31
NORTH STATE BANCORP
filed 2003-03-28
CIK 1175029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2002

OR

Transition Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Transition Period from ___________ to ___________

Commission File Number: 000-49898

North State Bancorp

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	Applied For (I.R.S. Employer Identification No.)

6200 Falls of the Neuse Road
Raleigh, North Carolina 27609
(Address of principal executive offices, including zip code)

(919) 855-9925
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $1.00 Par Value	Name of Each Exchange On Which Registered None

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant’s revenues for the year ended December 31, 2002 were $8,765,802.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on February 28, 2003 was approximately $11,401,300. Common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at March 15, 2003 was 1,843,931.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2003 Annual Meeting of Shareholders to be held on May 8, 2003 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format Yes ☐ No ☒

NORTH STATE BANCORP

ANNUAL REPORT ON FORM 10-KSB

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents we file with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenue, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in interest rates, deposit flows, loan demand, real estate values, general economic conditions, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; our limited operating history; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

PART I

Item 1.             Description of Business

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the Bank’s holding company reorganization. Our primary business is the ownership and operation of North State Bank.

North State Bank was incorporated under the laws of the State of North Carolina in May 2000 and opened for business on June 1, 2000. The Bank is not a member of the Federal Reserve System. Our main office and that of the Bank is located at 6200 Falls of Neuse Road, Raleigh, North Carolina. The Bank also operates a branch office at 574 Village Court in Garner, North Carolina. The term “we” in this report refers interchangeably to North State Bancorp and North State Bank.

We offer a wide range of banking services to individuals, professional firms and businesses in the cities of Raleigh and Garner, including checking, savings and investment accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; savings bonds; wire transfer; and other associated services. Through the Bank’s subsidiary, North State Bank Financial Services, Inc., we offer brokerage services.

Supervision and Regulation

Regulation of North State Bank

North State Bank is a North Carolina banking corporation whose deposits are insured by the Federal Deposit Insurance Corporation. As a commercial bank, we are subject to extensive regulation by the FDIC and the North Carolina Commissioner of Banks. The North Carolina Commissioner of Banks and the FDIC periodically examine our operations and require us to submit periodic reports regarding our financial condition and operations.

We are subject to various state and federal laws and regulations that restrict or otherwise apply to our lending, deposit-taking and other business activities. Additionally, federal law generally prohibits us from engaging as principal in activities that are not permitted for national banks unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund, and we are, and continue to be, in compliance with all applicable capital standards. In addition, we generally are not able to acquire or retain equity investments of a type, or in an amount, that is not permissible for a national bank.

A bank must obtain the prior approval of the North Carolina Commissioner of Banks for any of the following events:

•          the merger with or purchase of substantially all the assets of another financial institution;

•          the establishment of a branch office; and

•          the establishment or acquisition of a subsidiary corporation.

The North Carolina Commissioner of Banks or the FDIC may sanction any insured bank not operated in accordance with or not conforming to their regulations, policies, and directives. Proceedings may be instituted against an insured bank or any director, officer or employee of a bank that engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC can terminate insurance of accounts of any insured bank not operated in accordance with or not conforming to its regulations, policies, and directives.

Any change in applicable law or regulation could have a material adverse effect on our business.

Community Reinvestment Act

We are subject to the provisions of the Community Reinvestment Act of 1977, which requires financial institutions to meet the credit needs of their local communities, including low and moderate income communities. In accordance with the Community Reinvestment Act, the FDIC periodically assesses our record of meeting the credit needs of our local communities by assigning one of the following ratings to our performance in that regard:

•          outstanding;

•          satisfactory;

•          needs to improve; or

•          substantial noncompliance.

In addition, the FDIC will strongly consider our performance under the Community Reinvestment Act as a factor upon any application by us for any of the following:

•          the establishment of a branch;

•          the relocation of a main office or branch; and

•          the merger or consolidation with or the acquisition of assets or assumption of liabilities of an insured depository institution.

Capital Requirements

We must comply with the capital requirements imposed by the FDIC. Under the FDIC’s regulations, state-chartered, nonmember banks that receive the highest rating during the examination process have the following characteristics:

•          no anticipated or significant current growth;

•          well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings; and

•          in general, are considered strong banking organizations.

The FDIC requires banks to maintain a minimum leverage ratio of 3% of Tier 1 capital, which is common stockholders’ equity less intangible assets, identified losses and other adjustments, to average total consolidated assets. The FDIC can require banks to maintain a ratio of 100 to 200 basis points above the stated minimum, and has generally set a minimum leverage ratio of not less than 4% for most banks.

To provide measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the FDIC’s risk-based capital regulations provide that, in addition to maintaining their required leverage ratio, banks are expected to maintain a level of capital commensurate with risk profiles assigned to their assets. The regulations generally require a minimum ratio of Tier 1 capital to risk-weighted assets of 4%, and a minimum ratio of total capital to risk-weighted assets of 8%, of which at least one-half must be in the form of Tier 1 capital.

Dividends

The North Carolina Commissioner of Banks generally prohibits the payment of cash dividends during the first three years of a bank’s operations. As a result, we expect to retain earnings, if any, during our first years of operation for use in the development of our business. Therefore, we are not likely to pay any dividends on our common stock in the foreseeable future, and we might not ever be in a position to pay cash dividends. The payment of any cash dividend is subject to our Board of Directors’ evaluation of our operating results, financial condition, future growth plans, general business conditions, and to tax and other relevant considerations and regulatory limitations, including our minimum capital requirements. We might not declare and pay any dividends, and if we were to do so, we might not continue to declare them or maintain them at the same level.

In addition to the prohibition on the payment of dividends during the first three years of our operations, other statutory and regulatory restrictions apply to the payment of dividends on our common stock. Under North Carolina law applicable to banks, our directors may declare a cash dividend in an amount equal to our undivided profits, as they deem appropriate, subject to limitations. We cannot pay a dividend at any time that we are “undercapitalized” or insolvent, or when payment of the dividend would render us insolvent. Also, an FDIC-insured bank cannot pay a dividend while it is in default on any assessment due the FDIC.

Insurance Assessments

The FDIC’s Bank Insurance Fund insures our deposits. To maintain deposit insurance coverage, each insured bank pays assessments to the Bank Insurance Fund that are calculated as a percentage of its average assessment base. The assessment rate applicable to each individual bank is based on that institution’s classification as “well capitalized,” “adequately capitalized” or “undercapitalized”, as such terms are defined in federal banking regulations, and whether an institution’s supervisory agency considers it to be financially sound or to have supervisory concerns. Annual Bank Insurance Fund assessment rates currently range from 0% for the strongest banks to .27% for the lowest rated banks. Banks whose assessment rates are 0% are subject to an annual statutory minimum assessment. Insurance assessment rates could change in the future, and increases in rates would have a negative effect on our operating results.

Monetary Policy

The policies of the Federal Reserve Board affect our earnings. The Federal Reserve Board is a federal agency that regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement its objectives are open market transactions in U.S. government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. The Federal Reserve Board uses these techniques in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and its use of these techniques might also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Interstate Banking and Branching

Federal law permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state. In addition, federal law permits banks to merge with banks located in other states and allows states to adopt legislation permitting out-of-state banks to open branch offices within that state’s borders. In accordance with the federal law, a few states chose to prohibit interstate mergers of banks by adopting legislation prohibiting interstate bank mergers. However, most states, including North Carolina, allow interstate mergers.

The North Carolina Reciprocal Interstate Banking Act permits banking organizations in any state with similar reciprocal legislation to acquire North Carolina banking organizations. In addition, the North Carolina Interstate Branch Banking Act:

•          permits North Carolina banks and out-of-state banks to merge;

•          authorizes North Carolina banks to establish or acquire branch offices in any other state; and

•          permits out-of-state banks to establish or acquire branch offices in North Carolina.

However, an out-of-state bank may only take advantage of the Branch Banking Act if prior to June 1, 1997 its home state’s laws permit North Carolina banks to establish branches or acquire banks in that state on substantially the same terms and conditions as are contained in the North Carolina Act.

Interstate banking and branching has increased competition in the banking industry in North Carolina and nationwide.

Change of Control

State and federal law restricts the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire control of a bank than it might be to acquire control of another type of corporation. Consequently, our stockholders might be less likely to benefit from the rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other companies.

Pursuant to North Carolina law, no person may directly or indirectly purchase or acquire voting stock of any bank that would result in the change in control of that bank without the prior approval of the North Carolina Commissioner of Banks. A person will be deemed to have acquired “control” of a bank if he, she or it directly or indirectly owns, controls or has power to vote 10% or more of the voting stock of the bank, or otherwise possesses the power to direct or cause the direction of the management and policy of the bank.

Federal law imposes additional restrictions on acquisitions of stock in FDIC-insured banks. Under the federal Change in Bank Control Act and its regulations, a person or group acting in concert must give advance notice to the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any federally-insured bank. Upon receipt of such notice, the FDIC either may approve or disapprove the acquisition. The Act generally creates a rebuttable presumption of a change in control if:

•          a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank’s voting securities;

•          the bank has a class of outstanding securities that are subject to registration under the Securities Exchange Act of 1934; and

•          no other person owns a greater percentage of that class of the bank’s voting securities.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators must rate supervised institutions on a basis of five capital categories. The federal banking regulators also must take certain mandatory supervisory actions and are authorized to take all other discretionary actions with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to narrow exception, the Federal Deposit Insurance Corporation Improvement Act requires the primary or appropriate banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under the Federal Deposit Insurance Corporation Improvement Act, the FDIC adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of FDIC-insured commercial banks. Under the regulations, a bank would be placed in one of the following capital categories:

•         Well Capitalized – a bank which has a total capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%;

•         Adequately Capitalized – a bank which has a total capital ratio of at least 8%, a Tier 1 capital ratio of at least 4%, and a Tier 1 leverage ratio of at least 4%;

•         Undercapitalized – a bank that has a total capital ratio of under 8%, a Tier 1 capital ratio of under 4%, or a Tier 1 leverage ratio of under 4%;

•         Significantly Undercapitalized – a bank that has a total capital ratio of under 6%, a Tier 1 capital ratio of under 3%, or a Tier 1 leverage ratio of under 3%; and

•         Critically Undercapitalized – a bank whose tangible equity is not greater than 2% of total tangible assets.

The regulations permit the FDIC to downgrade a bank to the next lower category if the FDIC determines after notice and opportunity for hearing or response that the bank is in an unsafe or unsound condition or that the bank has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories.

The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution including payment of a cash dividend if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions might be subject to a number of requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

Safety and Soundness Standards

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards under the Federal Deposit Insurance Corporation Improvement Act. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by the executive officer, employee, director or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt correction action provisions of the Federal Deposit Insurance Corporation Improvement Act. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Financial Modernization Legislation

The Gramm-Leach-Bliley Act of 1999 represented the most sweeping reform of financial services regulation in over 60 years. The Act permits bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a broad range of non-banking activities, including insurance underwriting and investment banking. The Act allows insurance companies and other financial services companies to acquire banks and allows bank holding companies to acquire securities firms and mutual fund advisory companies. The Act requires appropriate safeguards if a bank holding company wishes to engage in any of these activities.

Regulation of North State Bancorp

As a registered bank holding company, we are subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System.

The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. As a bank holding company, our activities, and those of companies which we control or in which we hold more than 5% of the voting stock, is limited to banking or managing or controlling banks or furnishing services to or performing services for our subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve or acquire more than 5% of any class of voting stock of any company. Bank holding companies also must obtain the prior approval of the Federal Reserve before acquiring more than 5% of any class of voting stock of any bank that is not already majority-owned by the bank holding company. Similarly, an entity seeking to acquire more than 5% of the voting securities of a bank holding company such as our company must first receive Federal Reserve approval.

Bank holding companies must meet minimum capital requirements imposed by the Federal Reserve. These capital requirements generally are the same as those for banks imposed by the FDIC. The Federal Reserve’s regulations provide that the capital requirements for bank holding companies generally will be applied on a bank-only basis, rather than on a consolidated basis, for bank holding companies with less than $150 million in total consolidated assets.

As a bank holding company, we also are subject to the North Carolina Bank Holding Company Act of 1984, and are registered as a bank holding company with the Commissioner of Banks of the State of North Carolina.

Competition

The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the state. In addition, out-of-state institutions may open branches in North Carolina as well as acquire or merge with institutions located in North Carolina. As a result of such laws, banking in North Carolina is highly competitive.

Our two offices are located in Wake County, which has numerous branches of money-center, super-regional, regional and statewide institutions, some of which have a major presence in Raleigh. In our market area, we face competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits that we do. As a result, we focus on our customer relationships to help us provide a competitive advantage in attracting and keeping customers.

Employees

As of December 31, 2002, we had 40 employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2.             Description of Property

Our headquarters are located in Raleigh, North Carolina, where we occupy approximately 8,352 square feet of office space under a lease extending through September 2006. We have one branch office in Garner, North Carolina, where we occupy approximately 1,937 square feet of office space under a lease extending through May 2003. In addition, we own approximately three acres of land in Garner, on which we are building an approximately 5,000 square foot facility to which we plan to relocate our current Garner branch in mid-2003.

Item 3.             Legal Proceedings

From time to time, we might be party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. As of February 28, 2003, we had no pending legal matters.

Item 4.             Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.             Market for Common Equity and Related Stockholder Matters

We issued our common stock in June 2002. Our common stock is not traded on any exchange and there is no public trading market for our common stock. Prior to June 2002, North State Bank had issued shares of common stock in June 2000. To our knowledge, all trades in North State Bank’s common stock from June 2000 though June 28, 2002 were made at a price of $11.00 per share. To our knowledge, from June 28, 2002 through December 31, 2002 all trades in our common stock were made at a price of $11.00 per share, except for one sale at $9.50 in December 2002.

As of February 28, 2003, there were approximately 725 shareholders of record. We estimate that there were approximately 800 beneficial owners on December 31, 2002.

To date, we have not paid any cash dividends. Our ability to pay cash dividends is dependent on the earnings of our subsidiary, North State Bank. Pursuant to the order of the North Carolina Commissioner of Banks approving the organization of North State Bank, North State Bank may not pay cash dividends for its first three years of operation. We expect that any earnings will be required for the development of our business. Subject to these restrictions, the Board of Directors will consider the payment of cash dividends when it is deemed prudent to do so. Further, our ability to declare and pay future cash dividends depends upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal law, our income and fiscal condition, tax considerations, and general business conditions. Therefore, it is not likely that we will pay any cash dividends on our common stock in the foreseeable future, and we might never pay cash dividends.

The information required by this Item regarding our equity compensation plans is incorporated by reference to the information under the section captioned “Proposal No. 1 – Approval of the 2003 Stock Plan – Equity Compensation Plan Information” contained in our proxy statement related to the 2003 Annual Meeting of Shareholders scheduled to be held on May 8, 2003.

Item 6.             Management’s Discussion and Analysis or Plan of Operation

Selected Consolidated Financial Information and Other Data

	At or for the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$7,921	$6,249	$1,710
Total interest expense	3,116	2,542	534

Net interest income	4,805	3,707	1,176
Provision for loan losses	546	836	587

Net interest income after provision for loan losses	4,259	2,871	589
Total non-interest income	845	352	42
Total non-interest expense	4,154	2963	1,561

Net income (loss)	$950	$260	$(930)

Per Common Share Data:
Earnings per share – basic (1)	$.52	$.14	$(.50)
Earnings per share – diluted (1)	.50	.14	(.50)
Book value (1)	9.03	8.51	8.32

Selected Year-End Balance Sheet Data:
Total assets	$195,478	$124,830	$59,654
Loans	118,653	84,256	33,526
Allowance for loan losses	1,845	1,323	587
Short-term borrowings	4,892	4,050	1,629
Long-term debt	6,000	—	—
Deposits	166,431	104,268	42,331
Shareholders’ equity	16,647	15,683	15,343

Selected Average Balances:
Total assets	$156,031	$98,142	$40,144
Loans	100,701	57,581	15,545
Total interest-earning assets	147,252	92,410	36,518
Deposits	128,602	78,040	23,042
Total interest-bearing liabilities	100,686	56,712	15,896
Shareholders’ equity	16,268	15,529	15,772

Selected Performance Ratios:
Return on average assets	.61%	.26%	(3.96%)
Return on average equity	5.84%	1.67%	(10.08%)
Net interest margin	3.26%	4.01%	5.51%
Non-interest expense to average assets	2.66%	3.02%	6.65%

Asset Quality Ratios:
Nonperforming loans to period-end loans	.09%	.03%	.00%
Allowance for loan losses to period-end loans	1.55%	1.57%	1.75%
Net loan charge-offs to average loans	.02%	.17%	.00%

Capital Ratios:
Total risk-based capital	14.31%	19.13%	40.62%
Tier 1 risk-based capital	13.06%	17.88%	39.36%
Leverage ratio	8.84%	13.10%	25.68%
Equity to assets ratio	8.52%	12.56%	25.72%
Average equity to average assets	10.43%	15.82%	39.29%

Other Data:
Number of banking offices	2	2	2
Number of full time equivalent employees	37	32	29

     (1)    Adjusted for the eleven for ten stock splits effected in the form of ten percent stock dividends in 2002 and 2001.

Management’s Discussion and Analysis

The following discussion and analysis is presented to assist in understanding our consolidated financial condition and results of operations for the years ended December 31, 2002 and 2001. You should read this discussion and the related financial data in conjunction with our audited consolidated financial statements and the related footnotes, which are included elsewhere in this Annual Report. During both 2002 and 2001, we issued eleven-for-ten stock splits effected in the form of 10% stock dividends. All references in this report to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits. Because we have no operations and conduct no business on our own other than owning North State Bank, the following discussion concerns primarily the business of the bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, this discussion makes no distinction between our company and our bank unless otherwise noted.

Description of Business

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of our bank holding company reorganization. Our only business is the ownership and operation of North State Bank.

North State Bank is a North Carolina chartered banking corporation. The bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the bank, we presently operate two full-service banking offices located in Raleigh and Garner, North Carolina. Our principal customers consist of individuals and small to medium-sized businesses, including professional firms, small businesses, churches, property management companies, individuals and others who value a mutually beneficial banking relationship.

Financial Condition at December 31, 2002 and 2001

We continued to experience significant growth in our second full calendar year of operations. Total assets as of December 31, 2002 were $195.5 million, an increase of $70.7 million or 57% from December 31, 2001. This growth in assets was principally funded by deposits, which grew $62.1 million during the year ended December 31, 2002. Included in this growth was an increase in noninterest bearing deposits of $24.1 million or 67.3% from December 31, 2001. This increase was a result of our concentrated efforts in relationship banking and targeting selected market segments. The funds generated from deposit growth were primarily invested in loans, which increased $34.4 million, and investments and federal funds sold, which increased $32.0 million during the year.

Results of Operations For the Years Ended December 31, 2002 and 2001

Overview.   For the year ended December 31, 2002, our net income was $950,000 compared to $260,000 for the year ended December 31, 2001. Diluted net income per share of common stock was $.50 in 2002 compared to $.14 per share in 2001. Return on average assets was .61% in 2002 versus .26% in 2001.

Net Interest Income.   Net interest income was $4.8 million for the year ended December 31, 2002, an increase of $1.1 million or 29.6% over the year ended December 31, 2001. The increase in net interest income was primarily a reflection of the overall increase in average earning assets, which increased by $54.8 million in 2002 as compared to 2001. Average loans for 2002 increased $43.1 million or 74.9% from 2001, while the average balance of investments and other interest-earning assets increased $11.7 million or 33.7%. While all categories of loans increased, the largest increase was in commercial and real estate construction lending. Increases in interest income were partially offset by growth in average interest-bearing liabilities, which increased $44.0 million or 77.5% in 2002 as compared to 2001.

Our management of interest rates was effective as the interest rate spread for 2002 was 2.28% as compared to 2.29% in 2001, despite the continuing downward trend in interest rates in 2002. Our net interest margin, which is computed by dividing net interest income by total interest-earning assets, was 3.26% for 2002 and 4.01% in 2001, with the decrease resulting from growth as opposed to an unfavorable rate trend for our company.

Provision for Loan Losses.   We recorded a $546,000 provision for loan losses in 2002, representing a decrease of $290,000 from the $836,000 provision made in 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by us. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of our portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2002 and 2001, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $34.4 million in 2002 and by $50.7 million in 2001. In addition, net loan charge-offs were $24,000 in 2002, a decrease of $76,000 from net loan charge-offs of $100,000 in 2001. At December 31, the allowance for loan losses was $1.8 million for 2002 and $1.3 million for 2001, representing 1.55% and 1.57%, respectively, of loans outstanding. Nonperforming loans at December 31, 2002 totaled $111,000 compared to $25,000 at December 31, 2001.

Noninterest Income.   Noninterest income is derived from activities such as service fees on deposit and loan accounts, commissions earned on the sale of investment products and income from mortgage lending operations. Noninterest income increased $493,000 or 140% in 2002. Fees earned on deposit accounts increased by $278,000 as a result of deposit growth and implementation of new fee schedules and programs during the year. Income from mortgage lending also showed pronounced growth, increasing $267,000. During the latter part of 2001, we significantly expanded our mortgage operations with additional personnel, and the resulting increase in income was immediate and sustained throughout 2001 and 2002. Mortgage operations are expected to continue to be a key contributor to noninterest income in the future.

Noninterest Expense.   Noninterest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Noninterest expense increased $1.2 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. Salaries and employee benefits comprised the largest portion of noninterest expense for 2002 and increased $770,000 compared to 2001. This reflects an increase in additional staffing added throughout the year. Occupancy increased $97,000 as we expanded our operations area to both better accommodate current operations plus allow for future expansion. In the aggregate, noninterest expense as a percentage of average total assets was 2.66% for 2002, down from 3.02% for 2001.

Income Taxes.   We recorded no income tax expense for the years ended December 31, 2002 and 2001, despite having income before income taxes, because of recognition of previously generated deferred tax assets.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Nonaccrual loans are included in determining average loans outstanding.

	For the Year Ended December 31,

	2002			2001

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-earning assets:
Loans	$100,701	$6,638	6.59%	$57,581	$4,645	8.07%
Investment securities	23,690	923	3.90%	13,598	769	5.66%
Other interest-earning assets	22,861	360	1.57%	21,231	835	3.93%

Total interest-earning assets	147,252	7,921	5.38%	92,410	6,249	6.76%

Other assets	8,779			5,732

Total assets	$156,031			$98,142

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$42,867	904	2.11%	$30,159	1,126	3.73%
Time deposits over $100,000	19,638	802	4.08%	8,616	498	5.78%
Other time deposits	27,810	1,105	3.97%	13,976	807	5.77%
Borrowings	10,371	305	2.94%	3,961	111.80%

Total interest-bearing liabilities	100,686	3,116	3.09%	56,712	2,542	4.48%

Noninterest-bearing deposits	38,287			25,289
Other liabilities	790			612
Shareholders’ equity	16,268			15,529
Total liabilities and shareholders’ equity	$156,031			$98,142

Net interest income/interest rate spread		$4,805	2.29%		$3,707	2.28%

Net interest margin			3.26%			4.01%

Ratio of interest-earning assets to Interest-bearing liabilities	146. 25%			162. 95%

Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Year Ended December 31, 2002 vs. 2001

	Increase (Decrease) Due to

	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans	$3,160	$(1,167)	$1,993
Investment securities	482	(328)	154
Other interest-earning assets	45	(520)	(475)

Total interest income	3,687	(2,015)	1,672

Interest expense:
Deposits:
Savings, NOW and money market	371	(593)	(222)
Time deposits over $100,000	544	(240)	304
Other time deposits	674	(376)	298
Borrowings	184	10	194

Total interest expense	1,773	(1,199)	574

Net interest income increase (decrease)	$1,914	$(816)	$1,098

	Year Ended December 31, 2001 vs. 2000

	Increase (Decrease) Due to

	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans	$4,235	$(450)	$3,785
Investment securities	563	(97)	466
Other interest-earning assets	745	(463)	282

Total interest income	5, 543	(1,010)	4,533

Interest expense:
Deposits:
Savings, NOW and money market	1,087	(254)	833
Time deposits over $100,000	451	(56)	395
Other time deposits	790	(80)	710
Borrowings	144	(73)	71

Total interest expense	2,472	(463)	2,009

Net interest income increase (decrease)	$3,071	$(547)	$2,524

Liquidity

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 38.7% and 32.0% of our total assets at December 31, 2002 and 2001, respectively.

We have been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $18.5 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta, we may obtain advances up to 10% of our bank’s assets. As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. At December 31, 2001, borrowings consisted of securities sold under agreements to repurchase of $4.0 million. In addition, we utilized our membership in the Federal Home Loan Bank of Atlanta to obtain $6.0 million in additional funding during the calendar year ended December 31, 2002.

Total deposits were $166.4 million and $104.3 million at December 31, 2002 and 2001, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 35% and 31%, respectively, of total deposits at December 31, 2002 and 2001. Time deposits of $100,000 or more represented 15% and 10%, respectively, of our total deposits at December 31, 2002 and 2001. We believe that most of these time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

We believe that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital

A significant measure of the strength of a financial institution is its capital base. Federal bank regulators have classified capital into the following components: (1) Tier I capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percentage of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require a financial institution to maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. Our bank’s equity to assets ratio was 8.52% at December 31, 2002. Because our only significant asset is our investment in our bank, information concerning capital ratios is essentially the same for our company and our bank. As the following table indicates, at December 31, 2002 we exceeded our regulatory capital requirements.

	At December 31, 2002

	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Total risk-based capital ratio	14.31%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.06%	4.00%	6.00%
Leverage ratio	8.84%	4.00%	5.00%

We expect that our company and our bank will remain “well-capitalized” for regulatory purposes, although we might need additional capital in the future due to greater than expected growth or other reasons.

Asset/Liability Management

Our results of operations depend substantially on our net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. We maintain, and have complied with, our Board approved asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. Our policy is to control the exposure of our earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, we have generally invested such funds in securities, primarily securities issued by governmental agencies and mortgage-backed securities. The securities portfolio contributes to our earnings and plays an important part in our overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in our overall management of our securities portfolio are safety, liquidity, yield, asset/liability management, which is also known as interest rate risk, and investing in securities that can be pledged for public deposits.

In reviewing our needs with regard to proper management of our asset/liability program, we estimate our future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes.

The analysis of an institution’s interest rate gap, which is the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time, is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2002

	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$56,546	$5,508	$62,054	$56,599	$118,653
Securities available for sale	1,999	5,287	7,286	24,464	31,750
Other earning assets	32,458	—	32,458	—	32,458

Total interest-earning assets	$91,003	$10,795	$101,798	$81,063	$182,861

Interest-bearing liabilities:
Deposits:
Savings, money market, and NOW deposits	$48,411	$—	$48,411	$—	$48,411
Time deposits	15,389	24,542	39,931	18,238	58,169
Borrowings	4,892	—	4,892	6,000	10,892

Total interest-bearing liabilities	$68,692	$24,542	$93,234	$24,238	$117,472

Interest sensitivity gap per period	$22,311	$(13,747)	$8,564	$56,825	$65,389

Cumulative interest sensitivity gap	$22,311	$8,564	$8,564	$65,389	$65,389

Cumulative gap as a percentage of total interest-earning assets	12.20%	4.68%	4.68%	35.76%	35.76%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	$132.48%	$109.19%	$109.19%	$155.66%	$155.66%

Asset Quality and the Allowance For Loan Losses

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a nonaccrual basis. We place loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. At December 31, 2002, we had $111,000 of nonaccrual loans, no accruing loans that were past due 90 days or more, and no restructured loans.

Our allowance for loan losses is maintained at a level that we consider adequate by us to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Additional information regarding our allowance for loan losses and loan loss experience is presented in Note E to our consolidated financial statements included in this report.

Contractual Obligations and Commitments

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects our contractual obligations outstanding as of December 31, 2002.

	Payments Due by Period

Contractual Obligations	Total	On Demand or Within 1 Year	2-3 Years	4-5 Years	After 5 Years

	(In thousands)
Short-term borrowings	$4,892	$4,892	$—	$—	$—
Long-term debt	6,000	—	6,000	—	—
Operating lease obligations	742	213	385	144	—
Construction of new branch	518	518	—	—	—
Deposits	166,431	151,919	14,335	177	—

Total contractual cash obligations	$178,583	$157,542	$20,720	$321	$—

The following table reflects our other commitments outstanding as of December 31, 2002.

	Amount of Commitment Expiration Per Period

Other Commitments	Total Amounts Committed	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

	(In thousands)
Lines of credit and loan commitments and credit lines	$25,631	$17,355	$1,108	$7,168	$—
Standby letters of credit	170	170	—	—	—

Total other commitments	$25,801	$17,525	$1,108	$7,168	$—

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. SFAS No. 146 will be effective for exit or disposal activities initiated by us after December 31, 2002. We do not expect this statement to have a material impact on our consolidated financial statements.

Critical Accounting Policy

Our most significant critical accounting policy is the determination of our allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires our most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions we use in making our determination, the allowance for loan losses and provision for loan losses on our income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology we use in determining the adequacy of the allowance, see the section of this discussion titled “Asset Quality and the Allowance for Loan Losses” and Note E to our consolidated financial statements contained in this report.

Item 7.             Financial Statements and Supplementary Data

The information required by this Item is found beginning at page F-1 of this report.

Item 8.             Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9.             Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item concerning our directors and executive officers is incorporated by reference from the sections captioned “Proposal No. 1 - Election of Directors”, “Other Information – Other Directors” and “Executive Officers” contained in our proxy statement related to the 2003 Annual Meeting of Shareholders scheduled to be held on May 8, 2003. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of our proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 10.           Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation”, “Employment Agreements” and “Director Compensation” contained in our proxy statement.

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information under the sections captioned “Security Ownership of Management and Certain Beneficial Owners” and “Proposal No. 1 – Approval of the 2003 Stock Plan - Equity Compensation Plan Information” contained in our proxy statement.

Item 12.           Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Transactions” contained in our proxy statement.

Item 13.           Exhibits and Reports on Form 8-K

(A)      Exhibits

Exhibit No.	Exhibit Title

3.1 (a)	Articles of Incorporation filed on June 5, 2002

3.2 (a)	Bylaws adopted June 7, 2002

4.1 (a)	Form of North State Bancorp stock certificate

10.1 (b)	Stock Option Plan for Non-Employee Directors, assumed as of June 28, 2002

10.2 (b)	Stock Option Plan for Employees, assumed as of June 28, 2002

10.3	Change in Control Agreement between North State Bank and Larry D. Barbour, dated as of June 1, 2000

10.4	Change in Control Agreement between North State Bank and Kirk A. Whorf, dated as of June 1, 2000, as amended on October 29, 2002

10.5	Change in Control Agreement between North State Bank and Charles A. Washburn, dated as of June 1, 2000, as amended on October 23, 2002

10.6	Change in Control Agreement between North State Bank and Judy M. Stephenson, dated as of June 1, 2000

10.7	Change in Control Agreement between North State Bank and Sandra A. Temple, dated as of June 1, 2000, as amended on October 24, 2002

21.1 (a)	List of Subsidiaries

23	Consent of Dixon Odom PLLC

99	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

   (a)    Incorporated by reference to exhibits filed with our Current Report of Form 8-K filed pursuant to Rule 12(g)(3) on July 1, 2002.

   (b)    Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 31, 2002 (Registration Statement No. 333-97419).

(B)      Reports on Form 8-K

We did not file any Current Report on Form 8-K during the quarter ended December 31, 2002.

Item 14.           Controls and Procedures

(a)       Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP
Date: March 27, 2003	By:	/s/ LARRY D. BARBOUR

Larry D. Barbour, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ LARRY D. BARBOUR	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2003

Larry D. Barbour

/s/ KIRK A. WHORF	Chief Financial Officer (principal financial and accounting officer)	March 27, 2003

Kirk A. Whorf

/s/ FORREST H. BALL	Director	March 27, 2003

Forrest H. Ball

/s/ JAMES C. BRANCH	Director	March 27, 2003

James C. Branch

	Director	March __, 2003

Allyson K. Duncan

/s/ CHARLES T. FRANCIS	Director	March 27, 2003

Charles T. Francis

/s/ GLENN FUTRELL	Director	March 27, 2003

Glenn Futrell

	Director	March __, 2003

C. Thomas Hendrickson

/s/ JEANETTE W. HYDE	Director	March 27, 2003

Jeanette W. Hyde

S-1

/s/ J. KEITH KEENER	Director	March 27, 2003

J. Keith Keener

/s/ BURLEY B. MITCHELL, JR.	Director	March 27, 2003

Burley B. Mitchell, Jr.

/s/ GARY H. PENDLETON	Director	March 27, 2003

Gary H. Pendleton

/s/ W. HAROLD PERRY	Director	March 27, 2003

W. Harold Perry

/s/ NUTAN T. SHAH	Director	March 27, 2003

Nutan T. Shah

/s/ FRED J. SMITH, JR.	Director	March 27, 2003

Fred J. Smith, Jr.

/s/ JACK M. STANCIL	Director	March 27, 2003

Jack M. Stancil

/s/ GEORGE C. VENTERS	Director	March 27, 2003

George C. Venters

S-2

CERTIFICATION

I, Larry D. Barbour, certify that:

1.        I have reviewed this annual report on Form 10-KSB of North State Bancorp;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ LARRY D. BARBOUR

Larry D. Barbour President and Chief Executive Officer

CERTIFICATION

I, Kirk A. Whorf, certify that:

1.        I have reviewed this annual report on Form 10-KSB of North State Bancorp;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ KIRK A. WHORF

Kirk A. Whorf Chief Financial Officer

ITEM 7 – FINANCIAL STATEMENTS

NORTH STATE BANCORP & SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and the Board of Directors
North State Bancorp
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of North State Bancorp and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North State Bancorp and subsidiary at December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Odom PLLC
Sanford, North Carolina March 4, 2003

NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001

ASSETS
Cash and due from banks	$11,458,397	$7,891,464
Interest-earning deposits with banks (Note H)	1,752,116	2,179,605
Federal funds sold	30,706,000	12,044,000
Investment securities available for sale, at fair value (Note C)	31,750,295	18,384,202
Loans (Notes D and H)	118,652,792	84,255,528
Less allowances for loan losses (Note E)	1,845,088	1,322,910

NET LOANS	116,807,704	82,932,618
Accrued interest receivable	557,804	504,822
Stock in the Federal Home Loan Bank of Atlanta, at cost	300,000	97,100
Premises and equipment (Note F)	1,677,252	723,908
Other assets (Note I)	468,808	72,174

TOTAL ASSETS	$195,478,376	$124,829,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$59,850,297	$35,803,775
Savings, money market and NOW	48,410,927	35,836,667
Time (Note G)	58,169,722	32,627,496

TOTAL DEPOSITS	166,430,946	104,267,938
Accrued interest payable	643,946	550,782
Short-term borrowings (Note H)	4,892,022	4,049,763
Long-term debt (Note H)	6,000,000	—
Accrued expenses and other liabilities	864,187	278,125

TOTAL LIABILITIES	178,831,101	109,146,608

Commitments (Notes F and L)

Shareholders’ equity (Notes K and N):
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized; 1,843,931 issued and outstanding at December 31, 2002	1,843,931	—
Common stock, $5 par value, 10,000,000 shares authorized; 1,676,281 issued and outstanding at December 31, 2001	—	8,381,405
Additional paid-in capital	14,396,209	7,858,735
Accumulated earnings (deficit)	279,096	(670,589)
Accumulated other comprehensive income	128,039	113,734

TOTAL SHAREHOLDERS’ EQUITY	16,647,275	15,683,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$195,478,376	$124,829,893

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

	2002	2001

INTEREST INCOME
Loans	$6,638,376	$4,644,678
Investments	921,840	768,717
Federal funds sold and deposits in other banks	360,447	835,590

TOTAL INTEREST INCOME	7,920,663	6,248,985

INTEREST EXPENSE
Money market, NOW and savings deposits	903,553	1,126,375
Time deposits	1,906,438	1,304,988
Borrowings	306,008	110,631

TOTAL INTEREST EXPENSE	3,115,999	2,541,994

NET INTEREST INCOME	4,804,664	3,706,991

PROVISION FOR LOAN LOSSES (Note E)	546,370	836,185

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,258,294	2,870,806

NON-INTEREST INCOME (Note J)	845,139	352,118

NONINTEREST EXPENSE
Salaries and employee benefits	2,320,883	1,551,360
Occupancy and equipment (Note F)	499,806	402,620
Other (Note J)	1,333,059	1,009,166

TOTAL NON-INTEREST EXPENSE	4,153,748	2,963,146

INCOME BEFORE INCOME TAXES	949,685	259,778

INCOME TAXES (Note I)	—	—

NET INCOME	$949,685	$259,778

NET INCOME PER COMMON SHARE
Basic	$.52	$.14

Diluted	$.50	$.14

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,843,931	1,843,931

Diluted	1,889,471	1,845,521

See accompanying notes

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002 and 2001

	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive income	Total equity

	Shares	Amount

Balance at December 31, 2000	1,523,877	$7,619,385	$8,620,755	$(930,367)	$33,259	$15,343,032

Comprehensive income:
Net income	—	—	—	259,778	—	259,778
Unrealized holding gains on available for sale securities	—	—	—	—	80,475	80,475

Total comprehensive income						340,253

11-for-10 stock split effected in the form of a stock dividend	152,404	762,020	(762,020)	—	—	—

Balance at December 31, 2001	1,676,281	8,381,405	7,858,735	(670,589)	113,734	15,683,285

Comprehensive income:
Net income	—	—	—	949,685	—	949,685
Unrealized holding gains on available for sale securities	—	—	—	—	14,305	14,305

Total comprehensive income						963,990

Formation of holding company	—	(6,705,124)	6,705,124	—	—	—

11-for-10 stock split effected in the form of a stock dividend	167,650	167,650	(167,650)	—	—	—

Balance at December 31, 2002	1,843,931	$1,843,931	$14,396,209	$279,096	$128,039	$16,647,275

See accompanying notes

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$949,685	$259,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,787	199,121
Net amortization of discounts on investment securities	115,085	13,560
Provision for loan losses	546,370	836,185
Change in assets and liabilities:
Increase in accrued interest receivable	(52,982)	(256,225)
Increase in other assets	(476,969)	(55,926)
Increase in accrued interest payable	93,164	364,126
Increase in accrued expenses and other liabilities	586,061	113,580

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,996,201	1,474,199

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(27,889,913)	(19,765,780)
Proceeds from maturities and repayments of investment securities available for sale	14,503,375	9,993,872
Purchases of furniture, fixtures and equipment	(1,189,130)	(299,669)
Net increase in loans	(34,421,456)	(50,829,097)
Purchase of Federal Home Loan Bank stock	(202,900)	(96,600)

NET CASH USED BY INVESTING ACTIVITIES	(49,200,024)	(60,997,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	62,163,008	61,936,790
Net change in securities sold under agreements to repurchase	842,259	2,421,107
Increase in Federal Home Loan Bank advances	6,000,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	69,005,267	64,357,897

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,801,444	4,834,822

CASH AND CASH EQUIVALENTS, BEGINNING	22,115,069	17,280,247

CASH AND CASH EQUIVALENTS, ENDING	$43,916,513	$22,115,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,022,835	$2,177,868
Income taxes paid	85,527	—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized gain on investment securities available for sale, net	$14,305	$80,475

See accompanying notes.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE A - ORGANIZATION AND OPERATIONS

On June 28, 2002, North State Bancorp (the “Company”) was formed as a holding company for North State Bank (the “Bank”). Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding 1,676,281 shares of the Bank’s $5 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank. The Company is subject to the rules and regulations of the Federal Reserve Bank and the North Carolina Commissioner of Banks.

The Bank was incorporated May 25, 2000 and began banking operations on June 1, 2000. The Bank is engaged in general commercial and retail banking in central North Carolina, principally Wake County, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of North State Bancorp and North State Bank. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold.

Federal requirements require financial institutions to set aside specified amounts of cash as reserves against transactions and time deposits. The aggregate net reserve balances maintained were $2,464,000 at December 31, 2002.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Available for Sale

Available for sale securities are reported at fair value and consist of debt instruments not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Declines in the fair value of available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Mortgage Origination Fees

The Company originates single family, residential first mortgage loans on a presold basis. The Company recognizes certain origination and service release fees upon the sale, which are included in non-interest income on the statements of operations under the caption “Mortgage origination fees.”

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 3 - 10 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value-based method of accounting had been applied.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

At December 31, 2002, the Company had two stock-based compensation plans, which are more fully described in Note N. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2002 and 2001, the Company’s net income and net income per share would have changed to the pro forma amounts indicated as follows:

	2002	2001

Net income:
As reported	$949,685	$259,778
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards,net of related tax effects	(135,693)	(150,650)

Pro forma	$813,992	$109,128

Basic net income per share:
As reported	$0.52	$0.14
Pro forma	0.44	0.06

Diluted net income per share:
As reported	$0.50	$0.14
Pro forma	0.44	0.06

Earnings Per Common Share

During both 2002 and 2001, the Company issued eleven-for-ten stocks split effected in the form of 10% stock dividends. All references in these financial statements to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits.

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains and losses) of comprehensive income that is excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses on investment securities available for sale, net of income taxes.

The components of other comprehensive income and related tax effects are as follows:

	2002	2001

Unrealized holding gains on available for sale securities arising during the year	$94,640	$80,475
Tax effect	(80,335)	—

Other comprehensive income	$14,305	$80,475

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial and retail banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for the Company on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company continues to account for its stock-based compensation in accordance with APB Opinion No. 25 and has adopted the disclosure provisions of SFAS No. 148 effective for all periods presented herein.

Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2002

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities available for sale:
U.S. government treasury	$970,000	$—	$—	$970,000
U.S. government securities and obligations of U.S. government agencies	11,091,132	148,223	2,144	11,237,211
State and municipal securities	2,000,000	—	—	2,000,000
Mortgage-backed securities	17,480,789	106,949	44,654	17,543,084

	$31,541,921	$255,172	$46,798	$31,750,295

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE C - INVESTMENT SECURITIES (Continued)

	December 31, 2001

	Amortized cost	Gross unrealized gains	Gross unrealized gains	Fairvalue

Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$8,067,578	$109,556	$8,539	$8,168,595
Mortgage-backed securities	10,202,890	66,406	53,689	10,215,607

	$18,270,468	$175,962	$62,228	$18,384,202

The amortized cost and fair values of securities available for sale at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Weighted Average/ Yield

	(Dollars in thousands)
Securities available for sale:
U.S. treasury Due within one year	$970	$970	1.45%

U.S. government agencies Due within one year	6,267	6,316	2.71%
Due after one but within five years	4,824	4,921	4.26%

	11,091	11,237	3.39%

State and local governments Due after ten years	2,000	2,000	1.20%

Mortgage-backed securities
Due after one but within five years	4,769	4,831	3.81%
Due after five but within ten years	9,751	9,751	3.70%
Due after ten years	2,961	2,961	3.00%

	17,481	17,543	3.61%

Total securities available for sale
Due within one year	7,237	7,286	2.70%
Due after one but within five years	9,593	9,752	4.08%
Due after five but within ten years	9,751	9,751	3.70%
Due after ten years	4,961	4,961	2.27%

	$31,542	$31,750	3.34%

Securities with a carrying value of $8.2 million at December 31, 2002 were pledged to secure securities sold under agreements to repurchase and public deposits.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE D – LOANS

Following is a summary of loans:

	At December 31,

	2002		2001

	Amount	Percent of total	Amount	Percent of total

	(Dollars in thousands)

Commercial	$89,501	75.38%	$60,314	71.55%
Real estate - construction	12,753	10.74%	11,290	13.39%
Real estate - 1-4 family mortgage	6,433	5.42%	4,868	5.77%
Loans to individuals	1,891	1.59%	1,822	2.16%
Home equity lines of credit	8,160	6.87%	6,003	7.13%

Subtotal	118,738	100.00%	84,297	100.00%

Unamortized net deferred loan fees	(85)		(41)

Total loans	$118,653		$84,256

Loans are primarily made in Wake County, North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

Impaired loans consist entirely of nonaccrual loans, which aggregated $111,000 and $25,000 at December 31, 2002 and 2001, respectively, with no corresponding valuation allowances. The average recorded investment in impaired loans during the years ended December 31, 2002 and 2001 was $28,000 and $6,000, respectively. For the years ended December 31, 2002 and 2001, the interest income the Company recognized from impaired loans during the portion of the year that they were impaired was not material.

The Company has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectibility or present other unfavorable features. A summary of related party loan transactions is as follows:

Balance at December 31, 2001	$8,564,066

Additional borrowings	5,060,824
Loan repayments	(3,991,469)

Balance at December 31, 2002	$9,633,421

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE E - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2002 and 2001 follows:

	2002	2001

Beginning balance	$1,322,910	$586,725

Provision for loan losses	546,370	836,185

Charge-offs	(24,192)	(100,000)

Recoveries	—	—
Net charge-offs	(24,192)	(100,000)

Ending balance	$1,845,088	$1,322,910

Following is a summary of allocation of the allowance for loan losses to the indicated categories of loans and the percentage that all loans in each category bears to total loans outstanding:

	At December 31,

	2002		2001

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

	(Dollars in thousands)
Commercial	$1,436	75.38%	$905	71.55%
Real estate – construction	120	10.74%	152	13.39%
Real estate – 1 to 4 family	86	5.42%	37	5.77%
Loans to individuals	17	1.59%	27	2.16%
Home equity lines of credit	57	6.87%	39	7.13%

Total allocated	1,716	100.00%	1,160	100.00%

Unallocated	129		163

Total	$1,845		$1,323

     (1)    Represents total of all outstanding loans in each category as a percent of total loans outstanding.

NOTE F - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2002 and 2001:

	2002	2001

Land	$975,421	$54,644
Leasehold improvements	239,529	239,529
Furniture, fixtures and equipment	882,100	723,285
Construction in process	109,539	—

	2,206,589	1,017,458
Accumulated depreciation	(529,337)	(293,550)

Total	$1,677,252	$723,908

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE F - PREMISES AND EQUIPMENT (Continued)

Depreciation and amortization amounting to $235,787 in 2002 and $199,121 in 2001 is included in occupancy and equipment expense.

During 2002, the Company began construction of a new bank branch. The branch will be built at a construction cost of approximately $654,000 on land for which the Company paid $975,000, and will be located in Garner, North Carolina. As of December 31, 2002, the Company has paid $136,000 of this cost with an estimated completion in the first half of 2003.

The Company leases office facilities under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows:

Year ending December 31:
2003	$213,457
2004	196,301
2005	189,048
2006	143,490

$742,296

One lease contains an option for renewal aggregating an additional two years after the expiration of the current lease term. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2002 and 2001 amounted to $195,771 and $153,458, respectively. Rent expense is included in occupancy and equipment expenses.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was approximately $25.3 million and $10.5 million, respectively.

At December 31, 2002, the scheduled maturities of time deposits were as follows:

	Less than $100,000	$100,000 or more	Total

	(In thousands)
2003	$24,898	$18,760	$43,658
2004	6,231	5,729	11,960
2005	1,652	723	2,375
2006	23	—	23
2007	54	100	154

	$32,858	$25,312	$58,170

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE H - BORROWINGS

At December 31, 2002, the Company had a $6.0 million advance from the Federal Home Loan Bank of Atlanta. This advance matures on January 28, 2005 and bears a fixed interest rate of 4.38%. This advance is classified as a long-term debt in the accompanying consolidated balance sheets. Under collateral agreements with the Federal Home Loan Bank at December 31, 2002, this advance is secured by loans with a carrying value of $6,159,000 and pledged cash in the amount of $275,000. There were no advances outstanding at December 31, 2001.

In addition to the above advance, the Company also had repurchase agreements outstanding in the amount of $4,892,022 and $4,049,763 at December 31, 2002 and 2001, respectively. Securities sold under agreements to repurchase generally mature with one to four days from the transaction date and are collateralized by U.S. Government Agency obligations. These repurchase agreements are due within one year and are classified as short-term borrowings in the accompanying consolidated balance sheets.

In addition to the above, at December 31, 2002 the Company had available lines of credit totaling approximately $19.5 million with various financial institutions for borrowing on a short-term basis, with no amounts outstanding at that date. These lines are subject to annual renewals with varying interest rates.

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Current tax provision	$476,978	$25,000
Deferred tax provision (benefit)	(119,000)	69,000

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	357,978	94,000

Decrease in valuation allowance	(357,978)	(94,000)

Net provision for income taxes	$—	$—

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2002	2001

Expected income tax expense	$323,000	$88,000

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	42,000	12,000
Adjustment to deferred tax asset valuation allowance	(357,978)	(94,000)
Other permanent differences	(7,022)	(6,000)

Provision for income taxes	$—	$—

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE I - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets relating to:
Allowance for loan losses	$531,000	$378,000
Pre-opening costs and expenses	102,000	143,000
Deferred compensation	30,000	—
Other	26,000	—

Total deferred tax assets	689,000	521,000
Less valuation allowance	(91,022)	(449,000)

Deferred tax assets net of valuation allowance	597,978	72,000

Deferred tax liabilities relating to:
Deferred loan origination fees	(83,000)	(47,000)
Property and equipment	(13,000)	—
Unrealized gain on available for sale securities	(80,335)	—

Total deferred tax liabilities	(176,335)	(47,000)

Net recorded deferred tax asset	$421,643	$25,000

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Mortgage origination fees	$379,749	$112,687
Service charges and fees on deposit accounts	400,626	123,034
Other	64,764	116,397

Total non-interest income	$845,139	$352,118

The major components of other non-interest expense for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Professional fees	$156,770	$97,848
Postage, printing and office supplies	78,091	73,697
Advertising and promotion	109,181	119,511
Data processing and other outsourced services	353,196	283,090
Other	635,821	435,020

Total non-interest expense	$1,333,059	$1,009,166

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE K - REGULATORY MATTERS

The Bank, as a North Carolina banking corporation, may pay cash dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank. As of December 31, 2002 and 2001, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
As of December 31, 2002:

Total Capital (to Risk-Weighted Assets)	$18,103	14.31%	$10,118	8.00%	$12,647	10.00%
Tier I Capital (to Risk Weighted Assets)	16,519	13.06%	5,059	4.00%	7,588	6.00%
Tier I Capital (to Average Assets)	16,519	8.84%	7,471	4.00%	9,339	5.00%

As of December 31, 2001:

Total Capital (to Risk-Weighted Assets)	$16,661	19.13%	$6,967	8.00%	$8,709	10.00%
Tier I Capital (to Risk-Weighted Assets)	15,569	17.88%	3,483	4.00%	5,225	6.00%

Tier I Capital (to Average Assets)	15,569	13.10%	4,753	4.00%	5,942	5.00%

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE L - OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2002 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$18,463
Undisbursed lines of credit	7,168
Standby letters of credit	170
Construction contracts outstanding	518

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-bearing deposits with banks, federal funds sold, investments, accrued interest, loans, deposit accounts and borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Cash and Due from Banks, Interest-Earning Deposits With Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, and interest-earning deposits with banks and federal funds sold approximate fair value because of the short maturities of those instruments.

Investment Securities Available for Sale

Fair value for investment securities available for sale equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Stock in Federal Home Loan Bank of Atlanta

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank.

Deposits

The fair value of demand, savings, money market and NOW deposits is the amount payable on demand at the reporting date. The fair value of time deposits and borrowings is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Borrowings

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note L, it is not practicable to estimate the fair value of future financing commitments.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk (Continued)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001.

	2002		2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$11,458,397	$11,458,397	$7,891,464	$7,891,464
Interest-earning deposits with banks	1,752,116	1,752,116	2,179,605	2,179,605
Federal funds sold	30,706,000	30,706,000	12,044,000	12,044,000
Investment securities available for sale	31,750,295	31,750,295	18,384,202	18,384,202
Loans, net	116,807,704	119,898,000	82,932,618	83,888,147
Accrued interest receivable	557,804	557,804	504,822	504,822
Stock in the Federal Home Loan Bank	300,000	300,000	97,100	97,100

Financial liabilities:
Deposits	$166,430,946	$166,931,000	$104,267,938	$104,475,709
Short-term borrowings	4,892,000	4,892,000	4,049,763	4,049,763
Long-term debt	6,000,000	11,762,000	—	—
Accrued interest payable	643,946	643,946	550,782	550,782

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Option Plans

During 2000 the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the Bank’s holding company reorganization. Each plan makes available options to purchase 181,500 shares of the Company’s common stock for an aggregate number of common shares reserved for options of 363,000. Certain of the options granted under the Director Plan vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2002 and 2001, adjusted for the effects of the eleven-for-ten stock split effected in the form of a 10% stock dividend in both 2002 and 2001, is as follows:

		Outstanding Options		Exercisable Options

	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

At December 31, 2000	15,488	347,512	$9.09	84,700	$9.09
Options granted	(4,840)	4,840	10.00	—	10.00
Options vesting	—	—	—	51,622	9.09
Options forfeited	941	(941)	9.09	(941)	9.09

At December 31, 2001	11,589	351,411	9.10	135,381	9.10
Options granted	—	—	—	—	—
Options vesting	—	—	—	53,228	9.11
Options forfeited	10,769	(10,769)	9.09	(4,488)	9.09

At December 31, 2002	22,358	340,642	$9.10	184,121	$9.10

The range of exercise prices for options outstanding at December 31, 2002 was $9.09 to $10.00. The weighted average remaining contractual life of those options was 7.8 years. The fair value of each option granted in 2001 was $2.97, and was determined as of the date of grant using the Black-Scholes option pricing model, assuming a risk-free interest rate of 4.5%, a dividend yield of 0%, volatility of 0%, and an expected life of five years.

Employment Agreements

The Company has entered into an employment agreement with its chief executive officer to ensure a stable and competent management base. This agreement provides for benefits as spelled out in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s right to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreement, the acquirer will be bound to the terms of this contract.

The Company has entered into agreements with four executive officers that provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such executive officers or diminished compensation, duties or benefits.

NORTH STATE BANCORP
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Deferred Compensation Plan for Directors

In December 2001, the Company implemented a non-qualifying deferred compensation plan for outside directors. Under the plan, a participating director may elect to defer receipt of all or a portion of his or her director fees that would otherwise be payable in cash. At the end of each calendar year, the fees electively deferred during the year are converted, using a formula based upon 125% of the dollar amount of fees deferred and the fair value of the Company’s common stock at the close of business on the preceding January 1, into a hypothetical number of shares (the “phantom shares”) credited to the participating director’s account. The then current value of all phantom shares accumulated under the plan is payable to the participating director, or to his or her designated beneficiary, upon retirement, disability or death. During 2002, a total provision of $79,000 was charged to expense to provide for future obligations payable under this plan.

NOTE O - PARENT COMPANY FINANCIAL DATA

Following is the condensed financial statement of North State Bancorp as of and for the year ended December 31, 2002:

Condensed Statement of Financial Condition
December 31, 2002

Assets
Investment in North State Bank	$16,647,275

Liabilities and Shareholders’ Equity
Shareholders’ equity:
Common stock	$1,843,931
Additional paid-in capital	14,396,209
Retained earnings	279,096
Accumulated other comprehensive income	128,039

Total liabilities and shareholders’ equity	$16,647,275

Condensed Statement of Operations
Period Ended December 31, 2002

Equity in earnings of subsidiary	$949,685

Net income	$949,685

NORTH STATE BANCORP
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE O - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statement of Cash Flows
Period Ended December 31, 2002

Cash flows from operating activities:
Net income	$949,685
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of North State Bank	(949,685)
Changes in assets and liabilities:
Increase in other assets	—

Net cash provided by operating activities	—

Net increase in cash and cash equivalents	—

Cash and cash equivalents, beginning	—

Cash and cash equivalents, ending	$—