Form 10QSB
period 2003-03-31
NORTH STATE BANCORP
filed 2003-05-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended ____________________

Commission File Number  - 000-49898

NORTH STATE BANCORP

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	65-1177289 (IRS Employer Identification Number)

6200 FALLS OF NEUSE ROAD, RALEIGH, NORTH CAROLINA 27609
(Address of principal executive office)

(919) 855-9925
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 25, 2003, 1,843,931 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

`

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002*

	(In thousands)

ASSETS
Cash and due from banks	$26,794	$11,458
Interest-earning deposits with banks	3,696	1,752
Federal funds sold	32,060	30,706
Investment securities available for sale, at fair value	27,538	31,750
Loans	123,335	118,653
Allowance for loan losses	1,926	1,845

NET LOANS	121,409	116,808
Accrued interest receivable	518	558
Stock in the Federal Home Loan Bank of Atlanta, at cost	300	300
Premises and equipment	2,080	1,677
Other assets	646	469

TOTAL ASSETS	$215,041	$195,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$69,649	$59,850
Savings, money market and NOW	53,355	48,411
Time deposits	63,352	58,170

TOTAL DEPOSITS	186,356	166,431
Accrued interest payable	685	644
Short-term borrowings	4,810	4,892
Long-term debt	6,000	6,000
Accrued expenses and other liabilities	341	864

TOTAL LIABILITIES	198,192	178,831

Commitments (Note B)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000shares authorized, 1,843,931 shares issued and outstanding	1,844	1,844
Additional paid-in capital	14,396	14,396
Accumulated earnings	487	279
Accumulated other comprehensive income	122	128

TOTAL STOCKHOLDERS’ EQUITY	16,849	16,647

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,041	$195,478

*

Derived from audited financial statements

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

	2003	2002

	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$1,839	$1,461
Investments	184	197
Federal funds sold and interest-bearing deposits	71	73

TOTAL INTEREST INCOME	2,094	1,731

INTEREST EXPENSE
Money market, NOW and savings deposits	194	217
Time deposits	490	411
Borrowings	77	59

TOTAL INTEREST EXPENSE	761	687

NET INTEREST INCOME	1,333	1,044
PROVISION FOR LOAN LOSSES	82	134

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,251	910

NON-INTEREST INCOME	246	174

NON-INTEREST EXPENSE
Salaries and employee benefits	667	514
Occupancy and equipment	109	115
Other	422	335

TOTAL NON-INTEREST EXPENSE	1,198	964

INCOME BEFORE INCOME TAXES	299	120
INCOME TAXES	91	—

NET INCOME	$208	$120

NET INCOME PER COMMON SHsARE
Basic	$.11	$.07

Diluted	$.11	$.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,843,931	1,843,931

Diluted	1,894,165	1,895,004

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$208	$120
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	71	57
Net amortization of discounts on investment securities	130	17
Provision for loan losses	82	134
Change in assets and liabilities:
Decrease in accrued interest receivable	40	28
(Increase) decrease in other assets	(167)	11
Increase (decrease) in accrued interest payable	41	(49)
Decrease in accrued expenses and other liabilities	(523)	(139)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(118)	179

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(5,013)	(3,053)
Proceeds from maturities and repayments of investment securities available for sale	7,726	2,159
Proceeds from sales of investment securities available for sale	1,353	—
Purchases of premises and equipment	(474)	(906)
Net increase in loans	(4,683)	(7,639)
Purchase of Federal Home Loan Bank stock	—	(203)

NET CASH USED BY INVESTING ACTIVITIES	(1,091)	(9,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,925	14,770
Net increase (decrease) in short-term borrowings	(82)	269
Increase in Federal Home Loan Bank advances	—	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,843	21,039

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,634	11,576
CASH AND CASH EQUIVALENTS, BEGINNING	43,916	22,115

CASH AND CASH EQUIVALENTS, ENDING	$62,550	$33,691

See accompanying notes

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 Annual Report on Form 10-KSB for the year ended December 31, 2002. This quarterly report should be read in conjunction with the Annual Report. Because the Company no operations and conducts no business on its own other than owning North State Bank, the following discussion concerns primarily the business of the Bank.

NOTE B - COMMITMENTS

At March 31, 2003, loan commitments were as follows (in thousands):

Commitments to extend credit	$ 19,155
Undisbursed lines of credit	7,265
Letters of credit	287

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands)

Net income	$208	$120
Other comprehensive loss	(6)	(55)

Total comprehensive income	$202	$65

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE D - STOCK OPTIONS

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages but does not require that companies record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. All of the Company’s stock options have no intrinsic value at grant date and, consequently, no compensation cost is recognized for them.

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three months ended March 31, 2003 and 2002 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended March 31,

	2003	2002

	(Amounts in thousands, except per share data)

Net income:
As reported	$208	$120
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(39)	(34)

Pro forma	$169	$86

Basic net income per share:
As reported	$0.11	$0.07
Pro forma	0.09	0.05
Diluted net income per share:
As reported	$0.11	$0.06
Pro forma	0.09	0.05

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E - NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

On September 26, 2002, the Board of Directors of the Company declared a 10% stock split of the Company’s common stock. The stock split was effected as a 10% stock dividend. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,

	2003	2002

Weighted average number of common shares used in computing basic net income per share	1,843,931	1,843,931
Effect of dilutive stock options	50,234	51,073

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,894,165	1,895,004

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the Bank’s holding company reorganization. Our primary business is the ownership and operation of North State Bank.

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through two locations, which are its main office in Raleigh, North Carolina and one branch office in Garner, North Carolina.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets at March 31, 2003 were $215.0 million compared to $195.5 million at December 31, 2002, an increase of $19.5 million, or 10.0%. Earning assets increased $3.4 million, or 2.1%, while loans, the largest component of our earning assets, increased $4.7 million, or 4.0%, from December 31, 2002. This growth was funded by increases in customer deposits of $19.9 million, or 12.0%. The growth within the customer deposit category was led by noninterest bearing deposits, which grew $9.8 million, or 16.4%.

Total stockholders’ equity increased $202,000 from $16.6 million at December 31, 2002 to $16.9 million at March 31, 2003. This increase resulted principally from net income of $208,000 for the three months ended March 31, 2003.

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002

For the three months ended March 31, 2003, net income was $208,000, or $.11 per basic share. This compares to $120,000, or $.07 per basic share for same period in 2002. The three months ended March 31, 2003 was the first period in our history in which we had to accrue a charge for income taxes. Earnings in prior periods benefited from operating loss carry forwards relating to our initial opening losses. On a pretax basis, income growth was more pronounced, with pretax income of $299,000, compared to $120,000 for the periods ended March 31, 2003 and 2002, respectively.

Net interest income was $1.3 million, an increase of $289,000, or 27.7%, for the three months ended March 31, 2003, compared to the same period in 2002. This increase in net interest income was attributable to the increase in earning assets, particularly loans, between the periods.

Management determines the adequacy of the Bank’s allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $82,000 during the quarter ended March 31, 2003 as compared with $134,000 in the first quarter of 2002. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $4.7 million in the current quarter and by $7.5 million in the first quarter of 2002. At March 31, 2003, the allowance for loan losses was $1.9 million for 2003 and $1.5 million for 2002, representing 1.56% and 1.58% of loans outstanding at each date, respectively.

For the three months ended March 31, 2003, non-interest income increased $72,000 to $246,000, from $174,000 for the same period in the prior year. The primary component of this increase was from increases in charges on deposit accounts, which increased $75,000 from $84,000 for the three months ended March 31, 2002 to $159,000 for the same period in 2003. Total non-interest expense for the three months ended March 31, 2003 was $1.2 million, with salaries and benefits representing the largest expense category at $667,000. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. Total non-interest expense for the three months ended March 31, 2003 increased $234,000, or 24.3%, over the same period in 2002.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $90.1 million in liquid assets (consisting of cash and cash equivalents and investment securities) at March 31, 2003, compared with $75.7 million at December 31, 2002. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with equity capital, funded 94.5% of total assets at March 31, 2003. We closely monitor and evaluate our overall liquidity position. We believe our liquidity position at March 31, 2003 is adequate to meet our operating needs.

Interest Rate Risk

The largest component of our earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. Management is responsible for minimizing our exposure to interest rate risk. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance while minimizing our overall interest rate risk.

We use several modeling techniques to measure interest rate risk. Our primary method is the simulation of net interest income under varying interest rate scenarios. We believe this methodology is preferable in that it takes into account the pricing strategies we would undertake in response to rate changes, whereas other methods such as interest rate shock analysis do not take these into consideration. Periodically, we also utilize traditional gap analysis to measure interest rate sensitivity. Gap analysis measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. This method, however, addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes and is not considered as accurate as our simulation model. Our balance sheet remains asset-sensitive, which means that more assets than liabilities are subject to immediate repricing as market rates change. During periods of rising rates, this should result in increased interest income. The opposite would be expected during periods of declining rates.

Capital

At March 31, 2003, our equity to assets ratio was 7.8%. The Bank’s Leverage and Risk Based capital ratios along with its Total Risk Based capital ratio were 8.93%, 12.48% and 13.74%, respectively. At March 31, 2003, the Bank’s equity exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we were considered to be “well capitalized” at the same date.

Item 3. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing of this quarterly report, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

99.1

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP
Date: May 14, 2003	By:	/s/ LARRY D. BARBOUR

Larry D. Barbour President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ KIRK A. WHORF

Kirk A. Whorf Senior Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Larry D. Barbour, certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB of North State Bancorp;

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

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent functions):

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

Date: May 14, 2003	By:	/s/ LARRY D. BARBOUR

Larry D. Barbour President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kirk A. Whorf, certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB of North State Bancorp;

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

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent functions):

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

Date: May 14, 2003	By:	/s/ KIRK A. WHORF

Kirk A. Whorf Senior Vice President and Chief Financial Officer