Form 10QSB
period 2003-06-30
NORTH STATE BANCORP
filed 2003-08-13
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number - 000-49898

NORTH STATE BANCORP

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	65-1177289
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6200 FALLS OF NEUSE ROAD, RALEIGH, North Carolina 27609

(Address of principal executive office)

(919) 855-9925

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X       No

As of July 25, 2003, 1,862,081 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one): Yes               No    X

Part I.    Financial Information

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002*
	(In thousands)
ASSETS
Cash and due from banks	$31,688	$11,458
Interest-earning deposits with banks	1,983	1,752
Federal funds sold	26,797	30,706
Investment securities available for sale, at fair value	45,229	31,750
Loans	139,186	118,653
Allowance for loan losses	2,180	1,845

NET LOANS	137,006	116,808
Accrued interest receivable	675	558
Stock in the Federal Home Loan Bank of Atlanta, at cost	300	300
Premises and equipment	3,702	1,677
Other assets	555	469

TOTAL ASSETS	$247,935	$195,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$82,156	$59,850
Savings, money market and NOW	62,695	48,411
Time deposits	70,048	58,170

TOTAL DEPOSITS	214,899	166,431
Accrued interest payable	869	644
Short-term borrowings	8,856	4,892
Long-term debt	6,000	6,000
Accrued expenses and other liabilities	210	864

TOTAL LIABILITIES	230,834	178,831

Commitments (Note B)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 1,843,931 shares issued and outstanding	1,844	1,844
Additional paid-in capital	14,396	14,396
Accumulated earnings	717	279
Accumulated other comprehensive income	144	128

TOTAL STOCKHOLDERS’ EQUITY	17,101	16,647

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$247,935	$195,478

* Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$1,975	$1,639	$3,814	$3,096
Investments	223	216	407	413
Federal funds sold and interest-bearing deposits	82	68	153	141

TOTAL INTEREST INCOME	2,280	1,923	4,374	3,650

INTEREST EXPENSE
Money market, NOW and savings deposits	228	237	422	454
Time deposits	515	454	1,005	865
Borrowings	80	81	157	140

TOTAL INTEREST EXPENSE	823	772	1,584	1,459

NET INTEREST INCOME	1,457	1,151	2,790	2,191
PROVISION FOR LOAN LOSSES	258	251	340	385

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,199	900	2,450	1,806

NON-INTEREST INCOME	304	203	550	381

NON-INTEREST EXPENSE
Salaries and employee benefits	634	489	1,301	1,003
Occupancy and equipment	202	123	311	238
Other	336	344	758	679

TOTAL NON-INTEREST EXPENSE	1,172	956	2,370	1,920

INCOME BEFORE INCOME TAXES	331	147	630	267
INCOME TAXES	101	—	192	—

NET INCOME	$230	$147	$438	$267

NET INCOME PER COMMON SHARE
Basic	$.12	$.08	$.24	$.14

Diluted	$.12	$.08	$.23	$.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,843,931	1,843,931	1,843,931	1,843,931

Diluted	1,895,681	1,894,348	1,894,764	1,892,688

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$438	$267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	116
Net amortization of discounts on investment securities	330	38
Provision for loan losses	340	385
Loss on sale of investment securities available for sale	3	—
Change in assets and liabilities:
Increase in accrued interest receivable	(117)	(19)
Increase in other assets	(96)	(106)
Increase in accrued interest payable	225	10
Decrease in accrued expenses and other liabilities	(654)	(105)

NET CASH PROVIDED BY OPERATING ACTIVITIES	614	586

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(28,724)	(9,084)
Proceeds from maturities and repayments of investment securities available for sale	13,588	5,209
Proceeds from sales of investment securities available for sale	1,350	—
Purchases of premises and equipment	(2,170)	(949)
Net increase in loans	(20,656)	(22,069)
Proceeds from sale of foreclosed assets	118	—
Purchase of Federal Home Loan Bank stock	—	(203)

NET CASH USED BY INVESTING ACTIVITIES	(36,494)	(27,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	48,468	33,209
Net increase (decrease) in short-term borrowings	3,964	264
Increase in Federal Home Loan Bank advances	—	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	52,432	39,473
NET INCREASE IN CASH
AND CASH EQUIVALENTS	16,552	12,963
CASH AND CASH EQUIVALENTS, BEGINNING	43,916	22,115

CASH AND CASH EQUIVALENTS, ENDING	$60,468	$35,078

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

NOTE B - COMMITMENTS

At June 30, 2003, loan commitments were as follows (in thousands):

Commitments to extend credit	$16,291
Undisbursed lines of credit	7,273
Letters of credit	452

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$230	$147	$438	$267
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	38	178	22	33
Tax effect	(18)	(68)	(8)	(13)
Reclassification of gains (losses) recognized in net income	3	—	3	—
Tax effect	(1)	—	(1)	—

Total comprehensive income	$252	$257	$454	$287

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-and six-months ended June 30, 2003 and 2002 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$230	$147	$438	$267
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(36)	(35)	(75)	(69)

Pro forma	$194	$112	$363	$198

Basic earnings per share:
As reported	$.12	$.08	$.24	$.14
Pro forma	.11	.06	.20	.11
Diluted earnings per share:
As reported	$.12	$.08	$.23	$.14
Pro forma	.10	.06	.19	.11

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	1,843,931	1,843,931	1,843,931	1,843,931
Effect of dilutive stock options	51,750	50,417	50,833	48,757

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,895,681	1,894,348	1,894,764	1,892,688

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets at June 30, 2003 were $247.9 million compared to $195.5 million at December 31, 2002, an increase of $52.4 million, or 26.8%. Earning assets increased $30.3 million, or 16.6%, while loans, the largest component of our earning assets, increased $20.5 million, or 17.3%, from December 31, 2002. This growth was funded by increases in customer deposits of $48.5 million, or 29.1%.

Most of our loan portfolio growth occurred in the second quarter as loans outstanding grew over $15.0 million dollars during that period. In addition, our investment portfolio increased $17.7 million during the quarter as we continued to deploy our deposit growth into higher yielding assets.

The growth within the customer deposit category was led by noninterest-bearing deposits, which grew $22.3 million, or 37.2% during the six months ended June 30, 2003. The growth in deposits was due to our continued focus on professional firms, churches, property management firms, professionals and individuals that value a complete banking relationship. The recent mortgage refinancing boom, which increased our attorney trust accounts, caused part of the growth in noninterest-bearing deposits. While these attorney trust account deposits may decrease as interest rates rise and mortgage refinancing decreases, we feel we will continue to maintain approximately 30% of our deposits in noninterest-bearing accounts as we have done since our inception.

Total stockholders’ equity increased $454,000 from $16.6 million at December 31, 2002 to $17.1 million at June 30, 2003. This increase resulted principally from net income of $438,000 for the six months ended June 30, 2003. The remaining increase resulted from an increase in unrealized gains on our investment portfolio of $16,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002

For the three months ended June 30, 2003, net income was $230,000, or $.12 per diluted share. This compares to $147,000, or $.08 per diluted share for same period in 2002. The calendar year 2003 is the first period in our history in which we have to accrue a charge for income taxes. Net income in periods prior to 2003 reflected no income tax expense as a result of the recognition of deferred tax assets generated previously. On a pretax basis, income growth was much more dramatic, with pretax income of $331,000, versus $147,000 for the periods ended June 30, 2003 and 2002, respectively.

Net interest income was $1.5 million, an increase of $306,000, or 26.6%, for the three months ended June 30, 2003, compared to the same period in 2002. Net interest income was negatively impacted by a decrease in the overall spread between the yield on earning assets and the cost of interest bearing liabilities. For the three months ended June 30, 2003, overall spread decreased 21 basis points from the same period in 2002. This decrease was caused by the rates of interest we earned on earning assets falling more quickly than the rates we pay on costing liabilities. This decrease was offset in overall earnings by the increase in earning assets during the period.

Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the Bank’s allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $258,000 during the quarter ended June 30, 2003 as compared with $251,000 in the second quarter of 2002. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $15.9 million in the current quarter and by $14.4 million in the second quarter of 2002. The allowance for loan losses was $2.2 million at June 30, 2003 and $1.7 million at June 30, 2002, representing 1.57% and 1.60% of loans outstanding at each date, respectively.

For the three months ended June 30, 2003, non-interest income increased $101,000 to $304,000, from $203,000 for the same period in the prior year. The primary component of this increase was from increases in loan fees, primarily origination fees on presold mortgage loans, which increased $82,000 for the three months ended June 30, 2003 compared to the same period in 2002. We anticipate some leveling off of mortgage activity due to decreasing refinancing opportunities because of rising interest rates; however, we believe that mortgage production will continue to provide a significant component of our non-interest income.

Total non-interest expense for the three months ended June 30, 2003 was $1.2 million, with salaries and benefits representing the largest expense category at $634,000. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. Total non-interest expense for the three months ended June 30, 2003 increased $216,000, or 22.6%, over the same period in 2002. Occupancy and equipment increased $79,000 or 64.2% as we brought our lockbox processing in-house in early 2003. This processing plays a vital role in our relationships with property management companies, one of our important providers of core deposits. Prior to 2003 this process was done by a third party vendor. Part of the increase in costs for occupancy and equipment was offset by a reduction in other operating expenses, which decreased $8,000 or 2.3%.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002

For the six months ended June 30, 2003, net income was $438,000, or $.23 per diluted share. This represents an increase of $171,000 or 64.0% when compared to $267,000, or $.14 per diluted share for same period in 2002. The calendar year 2003 is the first period in our history in which we have to accrue a charge for income taxes. Net income in periods prior to 2003 reflected no income tax expense as a result of the recognition of deferred tax assets generated previously. On a pretax basis, income growth was much more dramatic, with pretax income of $630,000 for the six months ended June 30, 2003, an increase of $363,000 or 136.0% when compared the for same period in 2002

Net interest income was $2.8 million, an increase of $599,000, or 27.3%, for the six months ended June 30, 2003, compared to the same period in 2002. This increase in net interest income was attributable to the increase in earning assets between the periods. Loans, our highest yielding earning assets, grew $32.9 million or 30.9% while investments grew $22.9 million or 102.6% over the same period in 2002. As with the second quarter results, the six month period ending June 30, 2003 was negatively impacted by decreasing spreads between the yield on earning assets and the cost of interest-bearing liabilities when compared to the similar period ending June 30, 2002. For the six months ended June 30, 2003, overall spread decreased 12 basis points from the same period in 2002.

Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the Bank’s allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $340,000 during the six months ended June 30, 2003 as compared with $385,000 for the same period in 2002. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $20.2 million in the current six month period and by $22.1 million in the same period in 2002. At June 30, 2003, the allowance for loan losses was $2.2 million for 2003 and $1.7 million for 2002, representing 1.57% and 1.60% of loans outstanding at each date, respectively.

For the six months ended June 30, 2003, non-interest income increased $169,000 to $550,000, from $381,000 for the same period in the prior year. The primary components of this increase were from increases in origination fees on presold mortgage loans and deposit account service charges in the amounts of $88,000 and $86,000, respectively.

Total non-interest expense for the six months ended June 30, 2003 was $2.4 million, with salaries and benefits representing the largest expense category at $1.3 million. This compares to $1.9 million in total non-interest expenses with salaries and benefits totaling $1.0 million for the same period in 2002. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. Staffing cost will continue to rise as we continue to hire professional bankers to help serve our growing customer base. Occupancy and equipment cost increased $73,000 from the previous six months ending June 2002. Part of this increase was due to bring our lockbox processing in-house. This processing plays a vital role in our relationships with property management companies, one of our important providers of core deposits. Prior to 2003 a third party vendor did this process. We anticipate increasing occupancy cost as we plan to open three new facilities in the coming year: a loan production office in Wake Forest (September 2003); a full service branch facility in West Raleigh (December 2003); and a full service branch and corporate headquarters in North Hills in Raleigh (May 2004).

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $105.7 million in liquid assets (consisting of cash and cash equivalents and investment securities) at June 30, 2003, compared with $75.7 million at December 31, 2002. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with equity capital, funded 93.6% of total assets at June 30, 2003. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at June 30, 2003 is adequate to meet our operating needs.

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

Capital

At June 30, 2003, our equity to assets ratio was 6.90%. The Bank’s Leverage and Risk Based capital ratios along with its Total Risk Based capital ratio were 8.10%, 11.05% and 12.30%, respectively. At June 30, 2003, the Bank’s equity exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we were considered to be well capitalized at the same date.

Item 3.    Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 8, 2003. The following matters were voted on at the meeting:

Proposal 1:	Approval of the adoption of the 2003 Stock Plan.

For	Against	Abstain
1,007,876	10,346	15,972

Proposal 2:	To elect five members of the Board of Directors for three-year terms until the Annual
Meeting of Shareholders in 2006. Votes for each nominee were as follows:

Name	For	Withheld
James C. Branch	1,023,062	11,132
Glenn E. Futrell	1,023,183	11,011
J. Keith Keener, M.D.	1,023,062	11,132
W. Harold Perry	1,021,610	12,584
Jack M. Stancil	1,022,941	11,253

The following directors continue in office after the meeting: Forrest H. Ball, Honorable Allyson K. Duncan, C. Thomas Hendrickson, Honorable Burley B. Mitchell, Jr., Nutan T. Shah, George C. Venters, M.D., Larry D. Barbour, Charles T. Francis, Ambassador Jeanette W. Hyde, Brig. Gen. (Retired) Gary H. Pendleton and Fred J. Smith, Jr.

Proposal 3:	To ratify the appointment of Dixon Odom PLLC as our independent accountants for the year ending December 31, 2003.

For	Against	Abstain
1,020,376	497	13,321

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 14, 2003, the Company filed a Form 8-K with the SEC reporting operating results for the three months ended
March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: August 13, 2003	By:	/s/ Larry D. Barbour
Larry D. Barbour President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Kirk A. Whorf
Kirk A. Whorf Senior Vice President and Chief Financial Officer