Form 10QSB
period 2003-09-30
NORTH STATE BANCORP
filed 2003-11-10
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(Address of principal executive office)

(919) 855-9925

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2003, 1,864,985 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002*
	(In thousands)
ASSETS
Cash and due from banks	$11,290	$11,458
Interest-earning deposits with banks	831	1,752
Federal funds sold	14,459	30,706
Investment securities available for sale, at fair value	48,685	31,750
Loans	153,215	118,653
Allowance for loan losses	2,391	1,845

NET LOANS	150,824	116,808
Accrued interest receivable	697	558
Stock in the Federal Home Loan Bank of Atlanta, at cost	393	300
Premises and equipment	3,731	1,677
Other assets	1,074	469

TOTAL ASSETS	$231,984	$195,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$61,473	$59,850
Savings, money market and NOW	75,050	48,411
Time deposits	64,035	58,170

TOTAL DEPOSITS	200,558	166,431
Accrued interest payable	715	644
Short-term borrowings	7,227	4,892
Long-term debt	6,000	6,000
Accrued expenses and other liabilities	387	864

TOTAL LIABILITIES	214,887	178,831

Commitments (Note B)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 1,864,985 and 1,843,931 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1,865	1,844
Additional paid-in capital	14,567	14,396
Accumulated earnings	964	279
Accumulated other comprehensive income (loss)	(299)	128

TOTAL STOCKHOLDERS’ EQUITY	17,097	16,647

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,984	$195,478

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$1,988	$1,761	$5,802	$4,857
Investments	273	234	680	647
Federal funds sold and interest-bearing deposits	42	92	195	233

TOTAL INTEREST INCOME	2,303	2,087	6,677	5,737

INTEREST EXPENSE
Money market, NOW and savings deposits	244	228	666	682
Time deposits	496	512	1,501	1,377
Borrowings	80	84	237	224

TOTAL INTEREST EXPENSE	820	824	2,404	2,283

NET INTEREST INCOME	1,483	1,263	4,273	3,454
PROVISION FOR LOAN LOSSES	210	74	550	459

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,273	1,189	3,723	2,995

NON-INTEREST INCOME	274	226	824	607

NON-INTEREST EXPENSE
Salaries and employee benefits	641	583	1,942	1,586
Occupancy and equipment	162	131	473	369
Other	386	385	1,144	1,064

TOTAL NON-INTEREST EXPENSE	1,189	1,099	3,559	3,019

INCOME BEFORE INCOME TAXES	358	316	988	583
INCOME TAXES	111	—	303	—

NET INCOME	$247	$316	$685	$583

NET INCOME PER COMMON SHARE
Basic	$.12	$.16	$.34	$.29

Diluted	$.12	$.15	$.33	$.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,045,885	2,028,324	2,034,242	2,028,324

Diluted	2,132,116	2,079,964	2,101,226	2,073,864

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$685	$583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214	175
Net amortization of discounts on investment securities	449	73
Provision for loan losses	550	459
Loss on sale of investment securities available for sale	(3)	—
Change in assets and liabilities:
Increase in accrued interest receivable	(139)	(77)
Increase in other assets	(342)	(87)
Increase in accrued interest payable	71	74
Increase (decrease) in accrued expenses and other liabilities	(477)	22

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,008	1,222

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(42,498)	(16,240)
Proceeds from maturities and repayments of investment securities available for sale	23,077	7,861
Proceeds from sales of investment securities available for sale	1,350	—
Purchases of premises and equipment	(2,268)	(1,029)
Net increase in loans	(34,684)	(26,275)
Proceeds from sale of foreclosed assets	118	—
Purchase of Federal Home Loan Bank stock	(93)	(203)

NET CASH USED BY INVESTING ACTIVITIES	(54,998)	(35,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	34,127	60,263
Net increase in securities sold under agreements to repurchase	2,335	1,848
Increase in Federal Home Loan Bank advances	—	6,000
Proceeds from the exercise of stock options	192	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,654	68,111

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,336)	33,447
CASH AND CASH EQUIVALENTS, BEGINNING	43,916	22,115

CASH AND CASH EQUIVALENTS, ENDING	$26,580	$55,562

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A–BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

NOTE B–COMMITMENTS

At September 30, 2003, loan commitments were as follows (in thousands):

Commitments to extend credit	$8,648
Undisbursed lines of credit	28,445
Letters of credit	452

NOTE C–COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$247	$316	$685	$583
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	(719)	35	(693)	139
Tax effect	273	(13)	264	(97)
Reclassification of gains (losses) recognized in net income	3	—	3	—
Tax effect	(1)	—	(1)	—

Total comprehensive income (loss)	$(197)	$338	$258	$625

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE D–STOCK OPTIONS

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-and nine-month periods ended September 30, 2003 and 2002 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$247	$316	$685	$583
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(38)	(35)	(113)	(104)

Pro forma	$209	$281	$572	$479

Basic earnings per share:
As reported	$.12	$.16	$.34	$.29
Pro forma	.10	.14	.28	.24
Diluted earnings per share:
As reported	$.12	$.15	$.33	$.28
Pro forma	.10	.14	.27	.23

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E–NET INCOME PER SHARE

Basic and diluted net income per share have been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

On September 25, 2003, the Board of Directors of the Company declared an eleven-for-ten stock split of the Company’s common stock. The stock split is payable on December 15, 2003 and will be effected as a 10% stock dividend. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	2,045,885	2,028,300	2,034,242	2,028,300
Effect of dilutive stock options	86,231	51,640	66,984	45,540

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,132,116	2,079,964	2,101,226	2,073,864

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through two full service locations, its main office in Raleigh, North Carolina and one branch office in Garner, North Carolina, and a newly opened loan production office in Wakefield Center near Wake Forest, North Carolina.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets at September 30, 2003 were $232.0 million compared to $195.5 million at December 31, 2002, an increase of $36.5 million, or 18.7%. Earning assets increased $35.3 million, or 19.5%, while loans, the largest component of our earning assets, increased $34.6 million, or 29.1%, from December 31, 2002. This growth was funded by increases in customer deposits of $34.1 million, or 20.5%.

For the second consecutive quarter, we have experienced strong loan growth as loans grew $14.0 million during the third quarter after growing over $15.0 million during the second quarter. We believe there continue to be good loan opportunities in our market, and we anticipate loan growth to continue in the fourth quarter of the year. In addition, our investment portfolio grew $16.9 million from December 31, 2002 as we continued to deploy our excess federal funds sold into higher yielding assets. The growth within the customer deposit category was led by interest-bearing deposits, principally money market investment accounts (MMIA), which grew $26.6 million, or 55.0%, and certificates of deposits, (CD), which grew $5.9 million, or 10.1%, over year-end December 31, 2002. The growth in deposits was due to our continued focus on professional firms, churches, property management firms, professionals and individuals that value a complete banking relationship. The refinancing boom slowed dramatically in the third quarter and its subsequent effect on our attorney trust accounts caused a marked decrease in our historical growth rate in this category.

Total stockholders’ equity increased $450,000 from $16.6 million at December 31, 2002 to $17.1 million at September 30, 2003. This increase resulted principally from net income of $685,000 for the nine months ended September 30, 2003. The increase from earnings was partially offset by a decrease in other comprehensive income of $427,000 as sharply higher market rates resulted in an unrealized loss in the investment portfolio versus the unrealized gain reported as of December 31, 2002.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002

For the three months ended September 30, 2003, net income was $247,000, or $.12 per basic share. This compares to $316,000, or $.16 per basic share for same period in 2002. The calendar year 2003 is the first period in our history in which we have had to accrue a charge for income taxes. Earnings in prior periods benefited from operating loss carry forwards relating to our initial opening losses. In addition, much stronger loan growth in the most recently ended third quarter caused a sharp increase in provision for loan losses. During the quarter ended September 30, 2003, $210,000 was recorded as loan loss provision, an increase of $136,000, or 183.8%, over the same period in 2002. Pretax earnings before the provision were $568,000, an increase of $178,000, or 45.6%, over September 30, 2002.

Management determines the adequacy of the Bank’s allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $210,000 during the quarter ended September 30, 2003 as compared with $74,000 in the third quarter of 2002. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $14.0 million in the current quarter and by $4.2 million in the third quarter of 2002. At September 30, 2003, the allowance for loan losses was $2.4 million for 2003 and $1.8 million for 2002, representing 1.56% and 1.61% of loans outstanding at each date, respectively.

Net interest income was $1.5 million, an increase of $220,000, or 17.4%, for the three months ended September 30, 2003, compared to the same period in 2002. Net interest income was negatively impacted by a decrease in the overall spread between the yield on earning assets and the cost of interest-bearing liabilities. For the three months ended September 30, 2003, overall spread decreased 13 basis points from the same period in 2002. This decrease was caused by the rates of interest we earned on earning assets falling more quickly than the rates we pay on costing liabilities. This decrease was offset in overall earnings by the increase in earning assets during the period.

For the three months ended September 30, 2003, non-interest income increased $48,000 to $274,000, from $226,000 for the same period in the prior year. The primary component of this increase was from increases in loan fees, primarily origination fees on mortgage loans, which we anticipate leveling off in the fourth quarter as mortgage activity from refinancing has decreased significantly.

Total non-interest expense for the three months ended September 30, 2003 was $1.2 million, with salaries and benefits representing the largest expense category at $641,000. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. Total non-interest expense for the three months ended September 30, 2003 increased $90,000, or 8.2%, over the same period in 2002. Occupancy and equipment increased $31,000, or 23.7%, as we brought our lockbox processing in-house in early 2003. This processing plays a vital role in our relationships with property management companies, one of our important providers of core deposits. Prior to 2003, a third-party vendor did this process.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

For the nine months ended September 30, 2003, net income was $685,000, or $.34 per basic share. This represents an increase of $102,000 or 17.5% when compared to $583,000, or $.29 per basic share for same period in 2002. The calendar year 2003 is the first period in our history in which we have had to accrue a charge for income taxes. Earnings in prior periods benefited from operating loss carry forwards relating to our initial opening losses. On a pretax basis, income growth was much more dramatic, with pretax income of $988,000 for the nine months ended September 30, 2003, an increase of $405,000, or 69.5.0%, when compared to the same period in 2002.

The provision for loan losses was $550,000 during the nine months ended September 30, 2003 as compared with $459,000 for the same period in 2002. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $34.6 million in the current nine month period and by $26.3 million in the same period in 2002. At September 30, 2003, the allowance for loan losses was $2.4 million for 2003 and $1.8 million for 2002, representing 1.56% and 1.61% of loans outstanding at each date, respectively.

Net interest income was $4.3 million, an increase of $819,000, or 23.7%, for the nine months ended September 30, 2003, compared to the same period in 2002. This increase in net interest income was attributable to the increase in earning assets between the periods. Loans, our highest yielding earning assets, grew $34.6 million, or 29.2%, while investments grew $16.9 million, or 53.1%, over the same period in 2002. As with the third quarter results, the nine-month period ending September 30 2003 was negatively impacted by decreasing spreads between the yield on earning assets and the cost of interest bearing liabilities when compared to the similar period ended September 30, 2002. For the nine months ended September 30, 2003, overall spread decreased 11 basis points from the same period in 2002.

For the nine months ended September 30, 2003, non-interest income increased $217,000 to $824,000, from $607,000 for the same period in the prior year. The primary components of this increase were from increases in mortgage origination fees and deposit account service charges.

Total non-interest expense for the nine months ended September 30, 2003 was $3.6 million, with salaries and benefits representing the largest expense category at $1.9 million. This compares to $3.0 million in total non-interest expenses with salaries and benefits totaling $1.6 million for the same period in 2002. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. Staffing cost will continue to rise as we continue to hire professional bankers to help serve our growing customer base. Occupancy and equipment costs increased $104,000 from the previous nine months ended September 2002. Part of this increase was due to bringing our lockbox processing in-house. This processing plays a vital role in our relationships with property management companies, one of our important providers of core deposits. Prior to 2003 a third-party vendor did this process. In addition, we relocated our Garner office to a new 5,000 square foot facility in early June of 2003. We had previously leased a smaller facility. We also opened a loan production office in Wake Forest in September of 2003. We anticipate increasing occupancy cost as we open two new facilities in the coming year including a full service branch facility in West Raleigh (March 2004) and a full service branch and corporate headquarters in North Hills Mall (October 2004).

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $75.3 million in liquid assets (consisting of cash and cash equivalents and investment securities) at September 30, 2003, compared with $75.7 million at December 31, 2002. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with equity capital, funded 93.8% of total assets at September 30, 2003. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at September 30, 2003 is adequate to meet our operating needs.

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

Capital

At September 30, 2003, our equity to assets ratio was 7.4%. The Bank’s Leverage and Risk Based capital ratios along with its Total Risk Based capital ratio were 7.79%, 10.80% and 12.05%, respectively. At September 30, 2003, the Bank’s equity exceeded the requirements of a “well capitalized” institution as defined by federal banking regulations and we were considered to be well capitalized at the same date.

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

On July 7, 2003, the Company filed a Form 8-K with the SEC reporting operating results for the three-month and six-month periods ended June 30, 2003.

On September 29, 2003, the Company filed a Form 8-K with the SEC reporting the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend, payable on December 15, 2003 to shareholders of record on November 14, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: November 10, 2003	By:	/s/ LARRY D. BARBOUR

Larry D. Barbour President and Chief Executive Officer

Date: November 10, 2003	By:	/s/ KIRK A. WHORF

Kirk A. Whorf Senior Vice President and Chief Financial Officer