Form 10KSB
period 2003-12-31
NORTH STATE BANCORP
filed 2004-03-26
CIK 1175029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2003

OR

Transition Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number: 000-49898

North State Bancorp

(Exact name of registrant as specified in its charter)

North Carolina	65-1177289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 Falls of the Neuse Road

Raleigh, North Carolina 27609

(Address of principal executive offices, including zip code)

(919) 855-9925

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.00 Par Value	None

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The registrant’s revenues for the year ended December 31, 2003 were $10,209,000.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 2, 2004 was approximately $19,955,000, based on the average of the bid and asked prices of the registrant’s common stock on February 27, 2004. Common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at March 15, 2004 was 2,051,684.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2004 Annual Meeting of Shareholders to be held on May 6, 2004 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

NORTH STATE BANCORP

ANNUAL REPORT ON FORM 10-KSB

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents we file with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenue, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: our limited operating history; our ability to manage growth; changes in interest rates, deposit flows, loan demand, real estate values, general economic conditions, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

PART I

Item 1. Description of Business

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the Bank’s holding company reorganization. Our primary business is the ownership and operation of North State Bank.

North State Bank was incorporated under the laws of the State of North Carolina in May 2000 and opened for business on June 1, 2000. The Bank is not a member of the Federal Reserve System. Our main office and that of the Bank is located at 6200 Falls of Neuse Road, Raleigh, North Carolina. The Bank also operates a branch office at 835 Highway 70 West in Garner, North Carolina and a loan production office at 11410 Common Oaks Drive in the Wakefield Corporate Center in Raleigh. The Bank expects to open a full-service branch at 2413 Blue Ridge Road in West Raleigh in late March 2004. The Bank expects to open a new full-service branch and headquarters in the new North Hills Mall in Raleigh in October 2004. The term “we” in this report refers interchangeably to North State Bancorp and North State Bank.

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

Dividends

The North Carolina Commissioner of Banks generally prohibits the payment of cash dividends during the first three years of a bank’s operations. As a result, to date we have retained our earnings during our first three years of operation for use in the development of our business. As a relatively new bank that expects to continue to expand its operations in Wake County, North Carolina, we are not likely to pay any dividends on our common stock in the foreseeable future, and we might not ever be in a position to pay cash dividends. The payment of any cash dividend is subject to our Board of Directors’ evaluation of our operating results, financial condition, future growth plans, general business conditions, and to tax and other relevant considerations and regulatory limitations, including our minimum capital requirements. We might not declare and pay any dividends, and if we were to do so, we might not continue to declare them or maintain them at the same level.

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

Change of Control

State and federal law restricts the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire control of a bank than it might be to acquire control of another type of corporation. Consequently, our shareholders might be less likely to benefit from the rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other companies.

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

Our two existing full-service offices, our two full-service offices scheduled to open in 2004 and our loan production office are all located in Wake County, which has numerous branches of money-center, super-regional, regional and statewide institutions, some of which have a major presence in Raleigh. In our market area, we face competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits that we do. As a result, we focus on our customer relationships to help us provide a competitive advantage in attracting and keeping customers.

Employees

As of December 31, 2003, we had 47 employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Description of Property

Our headquarters are located in Raleigh, North Carolina, where we occupy approximately 8,352 square feet of office space under a lease extending through September 2006. We have a branch office in Garner, North Carolina, where we own a building that has approximately 5,000 square feet of office space. We own a building in west Raleigh that consists of approximately 10,000 square feet, approximately 5,200 square feet of which we will occupy when we open our full-service branch office in late March 2004. We intend to lease the remainder of this building. In addition, we have entered into a ten-year lease for a stand-alone building of approximately 12,000 square feet at North Hills Mall in Raleigh to which we plan to relocate our current headquarters in October 2004.

Item 3. Legal Proceedings

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Although the ultimate outcome of these matters is not yet determined, after consultation with legal counsel we do not believe that the resolution of these matters will have a material effect upon our financial condition or results of operations in any interim or annual period.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Stock Information

Our common stock is not traded on any exchange. In August 2003, our stock was listed on the Over-the-Counter Bulletin Board. Set forth below for each quarter in 2002 and 2003 is information on the high and low sale prices of our common stock prior to August 2003, and the high and low bid and asked prices of our common stock after that date as reported on the Over-the-Counter Bulletin Board. Prices have been adjusted for the 11-for-10 stock splits effected in December 2002 and December 2003.

	High	Low
Fiscal Year Ended December 31, 2003
January 1 through March 31, 2003	$10.00	$10.00
April 1 through June 30, 2003	10.00	9.09
July 1 through September 30, 2003	11.56	9.17
October 1 through December 31, 2003	15.00	13.77

Fiscal Year Ended December 31, 2002
January 1 through March 31, 2002	$9.09	$9.09
April 1 through June 30, 2002	9.09	9.09
July 1 through September 30, 2002	9.09	9.09
October 1 through December 31, 2002	10.00	8.64

As of March 15, 2004, there were approximately 750 shareholders of record. We estimate that there were approximately 800 beneficial owners on December 31, 2003.

Dividends

To date, we have not paid any cash dividends. Our ability to pay cash dividends is dependent on the earnings of our subsidiary, North State Bank. Pursuant to the order of the North Carolina Commissioner of Banks approving the organization of North State Bank, North State Bank could not pay cash dividends for its first three years of operation. In the future, we expect that any earnings will be used for the development of our business as we seek to expand our operations in Wake County, North Carolina. Subject to these restrictions, the Board of Directors will consider the payment of cash dividends when it is deemed prudent to do so. Further, our ability to declare and pay future cash dividends depends upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal law, our income and fiscal condition, tax considerations, and general business conditions. Therefore, it is not likely that we will pay any cash dividends on our common stock in the foreseeable future, and we might never pay cash dividends.

On March 17, 2004, our trust subsidiary issued preferred securities in a private placement. We, in turn, issued unsecured subordinated debentures to the trust to serve as the income source for the trust’s payment of interest on its preferred securities. Pursuant to the terms of the indenture that governs our debentures, we are prohibited from paying cash dividends on our stock in the event of a default by our company on the terms of the debentures or the indenture.

Equity Compensation Plans

Set forth below is information on our equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	343,093	$8.44	33,048
Equity compensation plans not approved by our shareholders	—	—	—

Total	343,093	$8.44	33,048

Our equity compensation plans consist of the 2000 Stock Option Plan for Employees, the 2000 Stock Option Plan for Non-Employee Directors and the 2003 Stock Plan, all of which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following table sets forth selected consolidated financial information for our company as of and for the years ended December 31, 2003, 2002, 2001 and 2000. The data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2003 and 2002 and for the years then ended, and the independent auditors’ report thereon, are included elsewhere in this report. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Selected Consolidated Financial Information and Other Data

	At or for the Year Ended December 31,
	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$9,213	$7,920	$6,249	$1,710
Total interest expense	3,251	3,115	2,542	534

Net interest income	5,962	4,805	3,707	1,176
Provision for loan losses	690	546	836	587

Net interest income after provision for loan losses	5,272	4,259	2,871	589
Total non-interest income	996	845	352	42
Total non-interest expense	4,853	4,154	2,963	1,561

Income before income taxes	1,415	950	260	—
Provision for income taxes	436	—	—	—

Net income (loss)	$979	$950	$260	$(930)

Per Common Share Data:
Earnings per share – basic(1)	$0.48	$0.47	$0.13	$(0.46)
Earnings per share – diluted(1)	0.46	0.46	0.13	(0.46)
Book value(1)	8.54	9.03	8.51	8.32
Selected Year-End Balance Sheet Data:
Total assets	$249,020	$195,478	$124,830	$59,654
Loans	181,532	118,653	84,256	33,526
Allowance for loan losses	2,360	1,845	1,323	587
Deposits	208,548	166,431	104,268	42,332
Short-term borrowings	15,911	4,892	4,050	1,629
Long-term debt	6,000	6,000	—	—
Shareholders’ equity	17,514	16,647	15,683	15,343
Selected Average Balances:
Total assets	$211,387	$156,031	$98,142	$40,144
Loans	139,095	100,701	57,581	15,545
Total interest-earning assets	198,703	147,252	92,410	36,518
Deposits	179,973	128,602	78,040	23,042
Short-term borrowings	6,992	4,815	3,961	1,149
Long-term debt	6,000	5,556	—	—
Total interest-bearing liabilities	140,779	100,686	56,712	15,896
Shareholders’ equity	17,389	16,268	15,529	15,772
Selected Performance Ratios
Return on average assets	0.46%	0.61%	0.26%	(3.96)%
Return on average equity	5.63%	5.84%	1.67%	(10.08)%
Net interest spread	2.33%	2.29%	2.28%	2.26%
Net interest margin	3.00%	3.26%	4.01%	5.51%
Non-interest income to net interest income plus non-interest income	14.31%	14.96%	8.67%	3.45%
Non-interest income to average assets	0.47%	0.54%	0.36%	0.18%
Non-interest expense to average assets	2.30%	2.66%	3.02%	6.65%
Efficiency ratio	69.75%	73.52%	73.00%	128.16%
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.55%	0.09%	0.03%	0.00%
Allowance for loan losses to period-end loans	1.30%	1.55%	1.57%	1.75%
Allowance for loan losses to nonperforming loans	235.53%	1662.16%	5292.00%	0.00%
Nonperforming assets to total assets	0.40%	0.06%	0.02%	0.00%
Net loan charge-offs to average loans	0.13%	0.02%	0.17%	0.00%

	At or for the Year Ended December 31,
	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	10.85%	14.31%	19.13%	40.62%
Tier 1 risk-based capital	9.60%	13.06%	17.88%	39.36%
Leverage ratio	7.87%	8.84%	13.10%	25.68%
Equity to assets ratio	7.03%	8.52%	12.56%	25.72%
Average equity to average assets	8.23%	10.43%	15.82%	39.29%
Other Data:
Number of banking offices	3 (2)	2	2	2
Number of full time equivalent employees	43	37	32	29

(1)	Adjusted for the eleven for ten stock splits effected in the form of ten percent stock dividends in 2003, 2002 and 2001.
(2)	Includes one loan production office.

Management’s Discussion and Analysis

The following discussion and analysis is presented to assist in understanding our consolidated financial condition and results of operations for the years ended December 31, 2003 and 2002. You should read this discussion and the related financial data in conjunction with our audited consolidated financial statements and the related footnotes, which are included elsewhere in this report. During both 2003 and 2002, we issued eleven-for-ten stock splits effected in the form of 10% stock dividends. All references in this report to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits. Because we have no operations and conduct no business on our own other than owning North State Bank, the following discussion concerns primarily the business of the bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, this discussion makes no distinction between our company and our bank unless otherwise noted.

Description of Business

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of our bank holding company reorganization. Our only business is the ownership and operation of North State Bank.

North State Bank is a North Carolina chartered banking corporation. The bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the bank, we presently operate two full-service banking offices located in Raleigh and Garner, North Carolina and one loan production office located in Wake Forest, North Carolina. We plan to open two additional full-service offices in Raleigh, North Carolina during 2004. Our principal customers consist of individuals and small to medium-sized businesses, including professional firms, small businesses, churches, property management companies, individuals and others who value a mutually beneficial banking relationship.

Financial Condition at December 31, 2003 and 2002

We continued to experience significant growth in our balance sheet during 2003, our third full calendar year of operations. Total assets as of December 31, 2003 were $249.0 million, an increase of $53.5 million or 27.4% from December 31, 2002. This growth in assets was principally funded by deposits, which grew $51.4 million during the year ended December 31, 2003. During the year we saw shifting within deposit categories as interest-bearing transactional deposits accounted for 34.7% of our deposits as of December 31, 2003 versus 24.5% for the previous year-end. Two reasons exist for this shift. First, non-interest-bearing deposit growth slowed significantly in the second half of 2003 as several consecutive years of mortgage refinancing came to an end as market interest rates rose in the latter half of 2003, which resulted in a decrease in deposits in attorney trust accounts. This caused our non-interest bearing deposits to drop during the same period of time from 30.6% of our deposit balances on December 31, 2002 to 22.9% of deposits for the same period in 2003. Second, a concerted effort throughout 2003 to increase our money market investment accounts was successful as balances grew $38.4 million or 79.3%.

The funds generated from deposit growth were primarily invested in loans, which increased $62.9 million or 53.0%, and investments, which increased $10.1 million or 31.9% during the year ended December 31, 2003. Additional fundings for loan growth were provided by reallocating funds in fed funds sold into the loan portfolio. At December 31, 2003, fed funds sold were $8.7 million, a decrease of $22.0 million from the same period in 2002.

Results of Operations For the Years Ended December 31, 2003 and 2002

        Overview. For the year ended December 31, 2003, our net income was $979,000 compared to $950,000 for the year ended December 31, 2002, an increase of 3.1%. The calendar year 2003 is the first period in our history in which we have had to accrue a charge for income taxes. Earnings in prior periods benefited from operating loss carry forwards relating to our initial opening losses. On a pretax basis, our income increased $465,000 or 48.9% to $1,415,000 for the period ending December 31, 2003 compared to $950,000 for the same period in 2002.

Diluted net income per share of common stock was $.46 in 2003 and in 2002. Return on average assets was .46% in 2003 versus .61% in 2002.

Net Interest Income. Net interest income was $6.0 million for the year ended December 31, 2003, an increase of $1.2 million or 19.4% over the year ended December 31, 2002. The increase in net interest income was primarily a reflection of the overall increase in average earning assets, which increased by $50.0 million in 2003 as compared to 2002. Average loans for 2003 increased $38.4 million or 38.1% from 2002, while the average balance of investments increased $17.7 million or 74.6%. While all categories of loans increased, the largest increase was in commercial and real estate construction lending. Additionally, throughout the latter portion of the year, a shifting of earning assets out of lower yielding fed funds sold into loans bolstered overall net interest income.

Increases in interest income were partially offset by growth in average interest-bearing liabilities, which increased $40.1 million or 39.8% in 2003 as compared to 2002.

Our management of interest rates was effective as the interest rate spread for 2003 was 2.33% as compared to 2.28% in 2002, despite the continuing downward trend in managed interest rates (such as fed fund rates) through the majority of 2003. Our net interest margin, which is computed by dividing net interest income by total interest-earning assets, was 3.00% for 2003 and 3.26% in 2002, with the decrease resulting primarily from slower growth in our non-interest-bearing deposits rather than increases in the rates we paid on our deposits.

Provision for Loan Losses. We recorded a $690,000 provision for loan losses in 2003, representing an increase of $144,000 from the $546,000 provision made in 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by our management. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of our portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2003 and 2002, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $62.9 million in 2003 and by $34.4 million in 2002. In addition, net loan charge-offs were $174,000 in 2003, an increase of $150,000 from net loan charge-offs of $24,000 in 2002. At December 31, the allowance for loan losses was $2.4 million for 2003 and $1.8 million for 2002, representing 1.30% and 1.55%, respectively, of loans outstanding. See “Asset Quality and the Allowance For Loan Losses.”

Noninterest Income. Noninterest income is derived primarily from service fees on deposit and loan accounts and income from mortgage lending operations. Noninterest income increased $173,000 or 20.5% in 2003. Fees earned on deposit accounts increased by $125,000 as a result of deposit growth. Income from mortgage lending in 2003 rose to $428,000, an increase of $48,000 over 2002. The first half of 2003 had a very active mortgage business; however rising market rates over the summer significantly slowed this activity.

Noninterest Expense. Noninterest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Noninterest expense increased $245,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. Salaries and employee benefits comprised the largest portion of noninterest expense for 2003 and increased $395,000 compared to 2002. This reflects an increase in additional staffing added throughout the year. Data processing costs decreased $60,000 as we brought our lockbox processing in-house. In prior years this function had been outsourced. In the aggregate, noninterest expense as a percentage of average total assets was 2.30% for 2003, down from 2.66% for 2002.

Income Taxes. We recorded $436,000 in income tax expense for the year ended December 31, 2003. In prior years we did not record any income tax expense, despite having income before income taxes, because of recognition of previously generated deferred tax assets.

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

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$139,095	$8,020	5.77%	$100,701	$6,638	6.59%	$57,581	$4,645	8.07%
Investment securities	41,366	985	2.38%	23,690	923	3.90%	13,598	769	5.66%
Other interest-earning assets	18,242	208	1.14%	22,861	360	1.57%	21,231	835	3.93%

Total interest-earning assets	198,703	9,213	4.64%	147,252	7,921	5.38%	92,410	6,249	6.76%

Other assets	12,684			8,779			5,732

Total assets	$211,387			$156,031			$98,142

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	63,363	970	1.53%	42,867	903	2.11%	30,159	1,126	3.73%
Time deposits over $100,000	25,605	816	3.19%	19,638	808	4.08%	8,616	498	5.78%
Other time deposits	38,819	1,139	2.93%	27,810	1,104	3.97%	13,976	807	5.77%
Borrowings:
Short-term borrowings	6,992	63	0.90%	4,815	63	1.31%	3,961	111	2.80%
Long-term debt	6,000	263	4.38%	5,556	243	4.37%	—	—	0.00%

Total interest-bearing liabilities	140,779	3,251	2.31%	100,686	3,115	3.09%	56,712	2,542	4.48%

Noninterest-bearing deposits	52,186			38,287			25,289
Other liabilities	1,033			790			612
Shareholders’ equity	17,389			16,268			15,529

Total liabilities and shareholders’ equity	$211,387			$156,031			$98,142

Net interest income and interest rate spread		$5,962	2.33%		$4,805	2.29%		$3,707	2.28%

Net interest margin			3.00%			3.26%			4.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	141.15%			146.25%			162.95%

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

	Year Ended December 31, 2003 vs. 2002			Year Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans	$2,372	$(990)	$1,382	$3,160	$(1,167)	$1,993
Investment securities	554	(491)	63	482	(328)	154
Other interest-earning assets	(63)	(89)	(152)	45	(520)	(475)

Total interest income	2,863	(1,570)	1,293	3,687	(2,015)	1,672

Interest expense:
Deposits:
Savings, NOW and money market	373	(306)	67	371	(593)	(222)
Time deposits over $100,000	217	(203)	14	544	(240)	304
Other time deposits	380	(345)	35	674	(376)	298
Borrowings:
Short-term borrowings	24	(24)	—	18	(66)	(48)
Long-term debt	19	1	20	122	122	243

Total interest expense	1,013	(877)	136	1,729	(1,155)	574

Net interest income increase (decrease)	$1,850	$(693)	$1,157	$1,958	$(816)	$1,097

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 25.8% and 38.7% of our total assets at December 31, 2003 and 2002, respectively.

We have been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $18.5 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta, we may obtain advances up to 10% of our bank’s assets. As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. At December 31, 2003, borrowings consisted of securities sold under agreements to repurchase of $15.9 million. In addition, on that date we had borrowed $6.0 million from the Federal Home Loan Bank of Atlanta.

Total deposits were $208.5 million and $166.4 million at December 31, 2003 and 2002, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 31% and 35%, respectively, of total deposits at December 31, 2003 and 2002. Time deposits of $100,000 or more represented 13% and 15%, respectively, of our total deposits at December 31, 2003 and 2002. We believe that most of these time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

The analysis of an institution’s interest rate gap, which is the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time, is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2003
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$105,430	$22,675	$128,105	$53,427	$181,532
Securities available for sale	1,003	4,015	5,018	36,864	41,882
Other earning assets	9,451	—	9,451	393	9,844

Total interest-earning assets	$115,884	$26,690	$142,574	$90,684	$233,258

Percent of total interest-earning assets	49.66%	11.44%	61.09%	38.88%	100.00%
Cumulative percent of total interest-earning assets	49.66%	61.09%	61.09%	100.00%	100.00%

Interest-bearing liabilities:
Deposits:
Savings, money market, and NOW deposits	$86,822	$—	$86,822	$—	$86,822
Time deposits	15,248	28,319	43,567	21,052	64,619
Borrowings:
Short-term borrowings	15,911	—	15,911	—	15,911
Long-term borrowings	—	—	—	6,000	6,000

Total interest-bearing liabilities	$117,981	$28,319	$146,300	$27,052	$173,352

Interest sensitivity gap per period	$(2,097)	$(1,629)	$(3,726)	$63,632	$59,906
Cumulative interest sensitivity gap	(2,097)	(3,726)	(3,726)	59,906	59,906
Cumulative gap as a percentage of total interest-earning assets	-0.90%	-1.60%	-1.60%	25.68%	25.68%
Cumulative interest-earning assets as a percentage of interest-bearing liabilities	98.22%	97.45%	97.45%	134.56%	134.56%

Capital

A significant measure of the strength of a financial institution is its capital base. Federal bank regulators have classified capital into the following components: (1) Tier I capital, which includes common shareholders’ equity (excluding accumulated other comprehensive income) and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its risk-adjusted assets, which are the institution’s assets and certain off-balance sheet items adjusted for predefined credit risk factors. A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require a financial institution to maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. Our bank’s equity to assets ratio was 7.03% at December 31, 2003. Because our only significant asset is our investment in our bank, information concerning capital ratios is essentially the same for our company and our bank. As the following table indicates, at December 31, 2003 we exceeded our regulatory capital requirements.

	At December 31, 2003
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	10.85%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.60%	4.00%	6.00%
Leverage ratio	7.87%	4.00%	5.00%

We intend that our company and our bank remain “well-capitalized” for regulatory purposes. To do so, we might need additional capital in the future due to our recent growth, greater than expected future growth or other reasons. If necessary, we will consider all viable alternatives for raising capital. In March 2004, we established a subsidiary trust that sold $5.0 million of its preferred securities in a private placement. Up to 25% of this $5.0 million may be treated as Tier I capital and the remainder may be treated as Tier II capital.

Loan Portfolio

We make loans primarily to professional firms, small and medium size businesses, churches and individuals. These loans consist of commercial and consumer real estate loans, business loans and loans to individuals. Our total loan portfolio grew by 53.0% between December 31, 2002 and December 31, 2003. We attribute this growth to our focus on relationship banking, our experienced loan officers and the vibrant Raleigh/Durham metropolitan statistical area market.

Real estate construction and land development loans comprised 13.2% and real estate loans secured by one-to-four family residential properties comprised 23.2% of our total loan portfolio at December 31, 2003. These loans increased 36.2% and 55.9%, respectively, between December 31, 2002 and December 31, 2003. Other commercial loans secured by real estate comprised 43.6% of our total loan portfolio and are principally secured by owner-occupied buildings including professional practice, office, flex, retail and church properties. Properties securing these loans are located primarily within our market of Wake County, North Carolina. These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing based on various market indices. We typically require an early payout penalty on fixed-rate commercial real estate term loans in order to reduce the negative effect of refinancing activity within the portfolio during a declining interest rate environment.

Home equity loans, the predominate type of consumer loan in our portfolio, increased by 17.4% between December 31, 2002 and December 31, 2003 and comprised 5.95% of our total loan portfolio at that date. These loans are typically secured by the primary residence of the borrower and the combined loan to value ratio is 90% or less.

While we originate mortgage loans, we do not retain them in our portfolio. We do not service loans for other financial institutions.

The table below presents information on our loan portfolio by major category at the dates indicated.

	At December 31,
	2003		2002		2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$137,385	75.64%	$89,501	75.38%	$60,314	71.56%	24,775	73.88%
Real Estate – construction	19,162	10.55%	12,753	10.74%	11,290	13.39%	2,638	7.87%
Real estate – 1 to 4 family mortgage	12,392	6.82%	6,433	5.42%	4,868	5.77%	3,105	9.26%
Loans to individuals	1,897	1.04%	1,891	1.59%	1,822	2.16%	1,136	3.39%
Home equity lines of credit	10,807	5.95%	8,160	6.87%	6,003	7.12%	1,878	5.60%

Loans, gross	181,643	100.00	118,738	100.00	84,297	100.00	33,532	100.00
Unamortized net deferred loan fees	(111)		(85)		(41)		(6)

Total loans, net	$181,532		$118,653		$84,256		$33,526

The table below presents as of December 31, 2003 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates.

	At December 31, 2003
	Due with one year		Due after one year but within five years		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable rate loans
Real Estate - construction	$12,148	4.53%	$3,655	4.52%	$456	4.00%	$16,259	4.52%
Commercial and industrial loans	27,370	4.48%	38,381	5.62%	5,051	4.21%	70,802	5.08%
Real estate – 1 to 4 family mortgage	2,162	5.13%	4,497	5.60%	4,731	5.62%	11,390	5.49%
Equity Lines	140	5.51%	10,257	4.61%	409	4.89%	10,806	4.63%

Total at variable rates	41,820	4.53%	56,790	5.37%	10,647	4.85%	109,257	4.99%

Fixed rate loans:
Real estate – construction	1,221	5.91%	1,353	5.98%	330	5.47%	2,904	5.88%
Commercial and industrial loans	11,774	6.05%	39,454	5.80%	15,361	5.58%	66,589	5.79%
Installment loans	1,025	6.99%	860	6.88%	6	5.00%	1,891	6.92%
Total at fixed rates	14,020	6.11%	41,667	5.83%	15,697	5.58%	71,384	5.82%

Subtotal	55,840	4.93%	98,457	5.56%	26,344	5.28%	180,641	5.32%
Nonaccrual loans	1,002		—		—		1,002

Loans, gross	$56,842		$98,457		$26,344		$181,643

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Asset Quality and the Allowance For Loan Losses

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a nonaccrual basis. We place loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. At December 31, 2003, we had $1,002,000 of nonaccrual loans, no accruing loans that were past due 90 days or more, and no restructured loans. Our nonaccrual loans consisted of one credit that is secured by a residential property. We believe we are adequately secured and have listed the property for sale.

The table below sets forth for the period indicted information about our non-performing assets.

	At December 31,
	2003	2002	2001	2000
	(In thousands)
Nonaccrual loans	$1,002	$111	$25	$—
Restructured loans	—	—	—	—

Total nonperforming loans	1,002	111	25	—

Other real estate owned	—	—	—	—

Total nonperforming assets	$1,002	$111	$25	$—

Accruing loans past due 90 days or more	$—	$191	$—	$—
Allowance for loan losses	2,360	1,845	1,323	587
Nonperforming loans to period end loans	0.55%	0.09%	0.03%	0.00%
Allowance for loan losses to period end loans	1.30%	1.55%	1.57%	1.75%
Nonperforming assets to loans and other real estate	0.55%	0.09%	0.03%	0.00%
Nonperforming assets to total assets	0.40%	0.06%	0.02%	0.00%
Allowance for loan losses to nonperforming loans	235.53%	1662.16%	5292.00%	0.00%

Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Because of the seasoning of our loan portfolio and our historically low loan loss experience, in 2003 we reduced our allowance for loan losses as a percentage of total loans from 1.55% to 1.30%. While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Additional information regarding our allowance for loan losses and loan loss experience is presented in Note E to our consolidated financial statements included in this report.

The table below provides information on our allocation of our allowance for loan losses among various loan categories at the dates presented.

	2003		2002		2001		2000
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans:
Commercial	$1,794	75.64%	$1,436	75.38%	$905	71.56%	$372	73.88%
Real estate - construction	259	10.55%	120	10.74%	152	13.39%	36	7.87%
Real estate - 1 to 4 family	71	6.82%	86	5.42%	37	5.77%	23	9.26%
Loans to individuals	22	1.04%	17	1.59%	27	2.16%	17	3.39%
Home equity lines of credit	71	5.95%	57	6.86%	39	7.13%	12	5.60%

Total allocated	2,217	100.00%	1,716	100.00%	1,160	100.00%	460	100.00%
Unallocated	143		129		163		$127

Total	$2,360		$1,845		$1,323		$587

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The table below presents information regarding the changes in our allowance for loan/losses at or for the years indicated.

	At or for the Year Ended December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Loans outstanding at the end of the year	$181,532	$118,653	$84,256	$33,526

Average loans outstanding during the year	$139,095	$100,701	$57,581	$15,545

Allowance for loan losses at beginning of year	$1,845	$1,323	$587	$—
Provision for loan losses	690	546	836	587

	2,535	1,869	1,423	587

Loans charged off:
Real estate loans	(171)	(24)	(100)	—
Commercial and industrial loans	(4)	—	—	—
Installment loans	—	—	—	—

Total charge-offs	(175)	(24)	(100)	—

Recoveries of loans previously charged off:
Real estate loans	—	—	—	—
Commercial and industrial loans	—	—	—	—
Installment loans	—	—	—	—

Total recoveries	—	—	—	—

Net charge-offs	(175)	(24)	(100)	—

Allowance for loan losses at end of year	$2,360	$1,845	$1,323	$587

Ratios:
Nonperforming loans to period-end loans	0.55%	0.09%	0.03%	0.00%
Allowance for loan losses as a percent of loans at end of year	1.30%	1.55%	1.57%	1.75%
Net charge-offs as a percentage of average loans	0.13%	0.02%	0.17%	0.00%

Deposits

Our deposits are the primary source of our funds for loans. Our deposit strategy is to raise our deposits in our market area through relationship banking. We believe that the great majority of our deposits are from individuals and entities located in our market area.

The table below presents information on our deposits for the years presented.

	For the Year Ended December 31,
	2003		2002		2001
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Savings, NOW and money market	$63,363	1.53%	$42,867	2.11%	$30,159	3.73%
Time deposits over $100,000	25,605	3.19%	19,638	4.08%	8,616	5.78%
Other time deposits	38,819	2.93%	27,810	3.97%	13,976	5.77%

Total interest-bearing deposits	127,787	2.29%	90,315	3.11%	52,751	4.61%
Non-interest-bearing deposits	52,186	—	38,287	—	25,289	—

Total deposits	$179,973	1.63%	$128,602	2.18%	$78,040	3.12%

The following table presents the amounts and maturities of deposits with balances of $100,000 or more at December 31, 2003:

At December 31, 2003
(In thousands)
Remaining maturity:
Less than three months	$7,949
Three to six months	$4,840
Six to twelve months	$7,185
Over twelve months	$7,216

Total	$27,190

Borrowings

The following table sets forth certain information regarding our short-term borrowings for the dates indicated.

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased
Balance outstanding at end of period	$15,911	$4,892	$4,050
Maximum amount outstanding at any month end during the period	15,911	4,892	4,050
Average balance outstanding	6,992	4,815	3,961
Weighted-average interest rate during the period	0.90%	1.31%	2.80%
Weighted-average interest rate at end of period	1.25%	1.20%	1.44%

Investments

Our investment portfolio primarily consists of U.S. Treasury and U.S. Government agency securities, including mortgage-backed securities, or MBSs. The MBSs consist of fixed rate mortgage securities underwritten and guaranteed by Ginnie Mae (GNMA), Freddie Mac (FHLMC) and Fannie Mae (FNMA). All of the securities held in our investment portfolio are available for sale. In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

The tables below present information on our investment portfolio at the dates indicated.

	At December 31, 2003
	(Dollars in thousands)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U. S. government treasury	$989	$2	$—	$991
U. S. government securities and obligations of U.S. governmental agencies	13,288	44	45	13,287
State and municipal securities	2,000	—	—	2,000
Mortgage-backed securities	25,887	132	415	25,604

Total securities available for sale	$42,164	$178	$460	$41,882

	At December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U. S. government treasury	$970	$—	$—	$970
U. S. government securities and obligations of U.S. governmental agencies	11,091	148	2	11,237
State and municipal securities	2,000	—	—	2,000
Mortgage-backed securities	17,481	107	45	17,543

Total securities available for sale	$31,542	$255	$47	$31,750

	At December 31, 2001
	Amortized cost	Gross Unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$8,068	$110	$9	$8,169
Mortgage-backed securities	10,203	66	54	10,215

Total securities available for sale	$18,271	$176	$63	$18,384

The amortized cost and fair values of securities available for sale at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Weighted Average/ Yield
	(Dollars in thousands)
Securities available for sale:
U.S. treasury
Due within one year	$989	$991	1.84%

U.S. government agencies
Due within one year	4,000	4,023	2.45%
Due after one but within five years	8,762	8,735	2.43%
Due after five but within ten years	526	529	2.27%

	13,288	13,287	2.43%

State and local governments
Due after ten years	2,000	2,000	1.88%

Mortgage-backed securities
Due within one year	4	4	7.36%
Due after one but within five years	5,152	5,226	3.48%
Due after five but within ten years	2,178	2,153	2.72%
Due after ten years	18,553	18,221	3.09%

	25,887	25,604	3.14%

Total securities available for sale
Due within one year	4,993	5,018	2.33%
Due after one but within five years	13,914	13,961	2.82%
Due after five but within ten years	2,704	2,682	2.63%
Due after ten years	20,553	20,221	2.97%

	$42,164	$41,882	2.82%

Contractual Obligations and Commitments

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. In addition, we have commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects our contractual obligations outstanding as of December 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Short-term borrowings	$15,911	$15,911	$—	$—	$—
Long-term debt	6,000	—	6,000	—	—
Operating lease obligations	—	216,696	133,212	46,760	—
Construction contract	—	552,700	—	—	—
Deposits	—	—	—	—	—

Total contractual cash obligations	$21,911	$785,307	$139,212	$46,760	$—

In the normal course of business, we enter into purchase agreements for goods or services. The dollar amount of such purchase obligations at December 31, 2003 was not material and has not been included in the above table.

In the normal course of business to meet the financing needs of our customers, we issue various financial instruments, such as lines of credit, loan commitments and standby letters of credit. These instruments either are not recorded on our balance sheet or are recorded on our balance sheet in amounts that differ from the full contract or notional amounts. These instruments involve varying elements of market, credit and liquidity risk. See Note L to our consolidated financial statements for more information regarding these commitments and contingent liabilities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we were not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

See Note B to our consolidated financial statements for a discussion of recent accounting pronouncements and management’s assessment of the potential impact on our consolidated financial statements.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

(a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) There has been no change during the last fiscal quarter in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors and executive officers is incorporated by reference from the sections captioned “Proposal No. 1 - Election of Directors”, “Other Information – Other Directors” and “Executive Officers” contained in our proxy statement related to the 2004 Annual Meeting of Shareholders scheduled to be held on May 6, 2004. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of our proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the Nasdaq listing standards. Our Board of Directors also has determined that Mr. Jack M. Stancil is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-B.

Our Board of Directors has adopted a code of ethics for our Chief Executive Officer, Chief Financial Officer and any other senior accounting officer or other persons performing similar functions. We will provide copies of our code of ethics without charge upon request. To obtain a copy of our code of ethics, please send your written request to North State Bancorp, 6200 Falls of the Neuse Road, Raleigh, North Carolina 27609, Attention: Stacey Koble.

Item 10. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation”, “Employment Agreements” and “Director Compensation” contained in our proxy statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information under the sections captioned “Security Ownership of Management and Certain Beneficial Owners” contained in our proxy statement and in Part II, Item 5 of this report.

Item 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Transactions” contained in our proxy statement.

Item 13. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit No.	Exhibit Title
3.1 (a)	Articles of Incorporation filed on June 5, 2002

3.2 (a)	Bylaws adopted June 7, 2002

4.1 (a)	Form of North State Bancorp stock certificate

10.1 (b)	Stock Option Plan for Non-Employee Directors, assumed as of June 28, 2002

10.2 (b)	Stock Option Plan for Employees, assumed as of June 28, 2002

10.3 (c)	Employment Agreement between North State Bank and Larry D. Barbour, dated as of June 1, 2000

10.4 (c)	Change in Control Agreement between North State Bank and Kirk A. Whorf, dated as of June 1, 2000, as amended on October 29, 2002

10.5 (c)	Change in Control Agreement between North State Bank and Judy M. Stephenson, dated as of June 1, 2000

10.6 (c)	Change in Control Agreement between North State Bank and Sandra A. Temple, dated as of June 1, 2000, as amended on October 24, 2002

10.7 (d)	2003 Stock Plan

21.1	List of Subsidiaries

23	Consent of Dixon Hughes PLLC

31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with our Current Report of Form 8-K filed pursuant to Rule 12(g)(3) on July 1, 2002.
(b)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 31, 2002 (Registration Statement No. 333-97419).
(c)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2002.
(d)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 25, 2003 (Registration Statement No. 333-107337).

(B) Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

Form 8-K filed October 9, 2003 to announce third quarter 2003 results of operations.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Fees Paid to Independent Auditors” contained in our proxy statement.

FINANCIAL STATEMENTS

NORTH STATE BANCORP & SUBSIDIARY

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and the Board of Directors

North State Bancorp

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of North State Bancorp and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North State Bancorp and subsidiary at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Sanford, North Carolina

January 23, 2004

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands, except share data)
ASSETS

Cash and due from banks	$13,028	$11,458
Interest-earning deposits with banks (Note H)	768	1,752
Federal funds sold	8,683	30,706
Investment securities available for sale, at fair value (Note C)	41,882	31,750

Loans (Notes D and H)	181,532	118,653
Less allowances for loan losses (Note E)	2,360	1,845

NET LOANS	179,172	116,808

Accrued interest receivable	697	558
Stock in the Federal Home Loan Bank of Atlanta, at cost	393	300
Premises and equipment (Note F)	3,419	1,677
Other assets (Note I)	978	469

TOTAL ASSETS	$249,020	$195,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$57,107	$59,850
Savings, money market and NOW	86,822	48,411
Time (Note G)	64,619	58,170

TOTAL DEPOSITS	208,548	166,431

Accrued interest payable	684	644
Short-term borrowings (Note H)	15,911	4,892
Long-term debt (Note H)	6,000	6,000
Accrued expenses and other liabilities (Note N)	363	864

TOTAL LIABILITIES	231,506	178,831

Commitments (Notes F and L)

Shareholders’ equity (Notes K and N):
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized; 2,051,684 and 1,843,931 issued and outstanding at December 31, 2003 and 2002, respectively	2,052	1,844
Additional paid-in capital	14,379	14,396
Accumulated earnings	1,258	279
Accumulated other comprehensive income (loss)	(175)	128

TOTAL SHAREHOLDERS’ EQUITY	17,514	16,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$249,020	$195,478

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$8,020	$6,638
Investments:
Taxable	952	908
Tax-exempt	33	14
Federal funds sold and deposits in other banks	181	331
Other	27	29

TOTAL INTEREST INCOME	9,213	7,920

INTEREST EXPENSE
Money market, NOW and savings deposits	970	903
Time deposits	1,955	1,906
Short-term borrowings	63	63
Long-term debt	263	243

TOTAL INTEREST EXPENSE	3,251	3,115

NET INTEREST INCOME	5,962	4,805

PROVISION FOR LOAN LOSSES (Note E)	690	546

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,272	4,259

NON-INTEREST INCOME (Note J)	996	845

NON-INTEREST EXPENSE
Salaries and employee benefits	2,761	2,321
Occupancy and equipment (Note F)	642	500
Other (Note J)	1,450	1,333

TOTAL NON-INTEREST EXPENSE	4,853	4,154

INCOME BEFORE INCOME TAXES	1,415	950
INCOME TAXES (Note I)	436	—

NET INCOME	$979	$950

NET INCOME PER COMMON SHARE
Basic	$.48	$.47

Diluted	$.46	$.46

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,038,788	2,028,324

Diluted	2,120,680	2,078,418

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated Other comprehensive income (loss)	Total equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2001	1,676,281	$8,381	$7,859	$(671)	$114	$15,683

Comprehensive income:
Net income	—	—	—	950	—	950
Unrealized holding gains on available for sale securities	—	—	—	—	14	14

Total comprehensive income						964
Formation of holding company	—	(6,705)	6,705	—	—	—
11-for-10 stock split effected in the form of a stock dividend	167,650	168	(168)	—	—	—

Balance at December 31, 2002	1,843,931	1,844	14,396	279	128	16,647

Comprehensive income:
Net income	—	—	—	979	—	979
Unrealized holding losses on available for sale securities	—	—	—	—	(303)	(303)

Total comprehensive income						676
11-for-10 stock split effected in the form of a stock dividend	186,699	187	(187)	—	—	—
Stock options exercised	21,054	21	170	—	—	191

Balance at December 31, 2003	2,051,684	$2,052	$14,379	$1,258	$(175)	$17,514

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$979	$950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282	236
Net amortization of premiums on investment securities	503	115
Provision for loan losses	690	546
Deferred income taxes	(226)	(476)
Realized loss on sales of investment securities available for sale	3	—
Realized loss on disposals of premises and equipment	4	—
Change in assets and liabilities:
Increase in accrued interest receivable	(139)	(53)
Increase in other assets	(96)	(1)
Increase in accrued interest payable	40	93
Increase (decrease) in accrued expenses and other liabilities	(501)	586

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,539	1,996

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(42,499)	(27,890)
Proceeds from maturities and repayments of investment securities available for sale	30,022	14,503
Proceeds from sales of investment securities available for sale	1,349	—
Net increase in loans	(63,172)	(34,421)
Purchase of Federal Home Loan Bank stock	(93)	(203)
Purchases of premises and equipment	(2,571)	(1,189)
Proceeds from disposal of premises and equipment	543	—
Proceeds from sale of foreclosed assets	118	—

NET CASH USED BY INVESTING ACTIVITIES	(76,303)	(49,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,117	62,163
Net change in short term borrowings	11,019	842
Net change in long-term debt	—	6,000
Net proceeds from issuance of common stock	191	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,327	69,005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,437)	21,801
CASH AND CASH EQUIVALENTS, BEGINNING	43,916	22,115

CASH AND CASH EQUIVALENTS, ENDING	$22,479	$43,916

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,211	$3,023
Income taxes paid	1,199	86

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on investment securities available for sale, net	$(303)	$14
Transfer of loans to foreclosed assets	118	—

See accompanying notes.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE A - ORGANIZATION AND OPERATIONS

On June 28, 2002, North State Bancorp (the “Company”) was formed as a holding company for North State Bank (the “Bank”). Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding shares of the Bank’s $5 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank. The Company is subject to the rules and regulations of the Federal Reserve Bank and the North Carolina Commissioner of Banks.

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

Federal requirements require financial institutions to set aside specified amounts of cash as reserves against transactions and time deposits. The aggregate net reserve balances maintained were $2,452,000 at December 31, 2003.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Available for Sale

Available for sale securities are reported at fair value and consist of debt instruments not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported, net of related tax effect, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Declines in the fair value of available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

Mortgage Origination Fees

The Company originates single family, residential first mortgage loans on a presold basis. The Company recognizes certain origination and service release fees upon the sale, which are included in non-interest income as “Mortgage origination fees.”

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 3 - 10 years for furniture and equipment and 30 years for buildings. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

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

December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

At December 31, 2003, the Company had two stock-based compensation plans, which are more fully described in Note N. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002, the Company’s net income and net income per share would have changed to the pro forma amounts indicated as follows:

	2003	2002
	(Amounts in thousands)
Net income:
As reported	$979	$950
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(141)	(136)

Pro forma	$838	$814

Basic net income per share:
As reported	$0.48	$0.47
Pro forma	0.41	0.40
Diluted net income per share:
As reported	$0.46	$0.46
Pro forma	0.40	0.40

Earnings Per Common Share

During both 2003 and 2002, the Company issued eleven-for-ten stocks split effected in the form of 10% stock dividends. All references in these financial statements to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits.

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

	2003	2002
Weighted average number of common shares used in computing basic net income per share	2,038,788	2,028,324
Effective of dilutive stock options	81,892	50,094

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,120,680	2,078,418

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	2003	2002
	(Amounts in thousands)
Unrealized holding gains (losses) on available for sale securities	$(493)	$94
Tax effect	188	(80)
Reclassification of losses recognized in net income	3	—
Tax effect	(1)	—

Other comprehensive income (loss)	$(303)	$14

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. The Company is in the process of determining the impact of FIN 46 and FIN 46R on its consolidated financial statements.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 did not have a material impact on its consolidated financial statements.

In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in Note C. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

Reclassification

Certain amounts in the 2002 financial statements have been reclassified to confirm with the 2003 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government treasury	$989	$2	$—	$991
U.S. government securities and obligations of U.S. government agencies	13,288	44	45	13,287
State and municipal securities	2,000	—	—	2,000
Mortgage-backed securities	25,887	132	415	25,604

	$42,164	$178	$460	$41,882

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government treasury	$970	$—	$—	$970
U.S. government securities and obligations of U.S. government agencies	11,091	148	2	11,237
State and municipal securities	2,000	—	—	2,000
Mortgage-backed securities	17,481	107	45	17,543

	$31,542	$255	$47	$31,750

The following table shows investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$4,225	$45	$—	$—	$4,225	$45
Mortgage-backed securities	17,641	415	—	—	17,641	415

Total temporarily impaired securities	$21,866	$460	$—	$—	$21,866	$460

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE C - INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities available for sale at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due within one year	$4,993	$5,018
Due after one but within five years	13,914	13,961
Due after five but within ten years	2,704	2,682
Due after ten years	20,553	20,221

	$42,164	$41,882

Securities with a carrying value of $12.2 and $8.2 million at December 31, 2003 and 2002, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

Proceeds from sales of investment securities of $1.3 million in 2003 resulted in gross losses of $3,000. No securities were sold in 2002.

NOTE D - LOANS

Following is a summary of loans:

	At December 31,
	2003		2002
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Commercial	$137,385	75.64%	$89,501	75.38%
Real estate - construction	19,162	10.55%	12,753	10.74%
Real estate - 1-4 family mortgage	12,392	6.82%	6,433	5.42%
Loans to individuals	1,897	1.04%	1,891	1.59%
Home equity lines of credit	10,807	5.95%	8,160	6.87%

Subtotal	181,643	100.00%	118,738	100.00%

Unamortized net deferred loan fees	(111)		(85)

Total loans	$181,532		$118,653

Loans are primarily made in Wake County, North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE D - LOANS (Continued)

Impaired loans consist entirely of nonaccrual loans, which aggregated $1.0 million and $111,000 at

December 31, 2003 and 2002, respectively, with related allowances for loan losses of $150,000 and $2,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003 and 2002 was $496,000 and $28,000, respectively. For the years ended December 31, 2003 and 2002, the interest income the Company recognized from impaired loans during the portion of the year that they were impaired was not material.

The Company has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectibility or present other unfavorable features. A summary of related party loan transactions is as follows (amounts in thousands):

Balance at December 31, 2002	$9,633
Additional borrowings	5,924
Loan repayments	(2,081)

Balance at December 31, 2003	$13,476

NOTE E - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2003 and 2002 follows:

	2003	2002
	(Amounts in thousands)
Beginning balance	$1,845	$1,323

Provision for loan losses	690	546

Charge-offs	(175)	(24)
Recoveries	—	—

Net charge-offs	(175)	(24)

Ending balance	$2,360	$1,845

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE F - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Land	$1,200	$975
Buildings	768	—
Leasehold improvements	242	239
Furniture, fixtures and equipment	1,290	882
Construction in process	730	110

	4,230	2,206
Accumulated depreciation	(811)	(529)

Total	$3,419	$1,677

Depreciation and amortization amounting to $282,000 in 2003 and $236,000 in 2002 is included in occupancy and equipment expense.

During 2003, the Company acquired land with an existing building at a cost of $1.3 million for development of a new bank branch. This property is located in Raleigh, North Carolina. The Company has entered into a $553,000 construction contract for renovation of the building, of which approximately $100,000 had been paid as of the end of the year. The expected completion date of the renovation, at which time the new branch will open, is during the first half of 2004.

The Company leases office facilities under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year ending December 31:

2004	$209
2005	212
2006	167
2007	25

$613

Total rental expense for the years ended December 31, 2003 and 2002 amounted to $201,000 and $196,000, respectively. Rent expense is included in occupancy and equipment expenses.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was approximately $27.2 million and $25.3 million, respectively.

At December 31, 2003, the scheduled maturities of time deposits were as follows:

	Less than $100,000	$100,000 or more	Total
	(Amounts in thousands)
2004	$23,593	$19,974	$43,567
2005	12,745	3,223	15,968
2006	337	1,617	1,954
2007	53	304	357
2008	701	2,072	2,773

	$37,429	$27,190	$64,619

NOTE H - BORROWINGS

At December 31, 2003 and 2002, the Company had a $6.0 million advance from the Federal Home Loan Bank of Atlanta. This advance matures on January 28, 2005 and bears a fixed interest rate of 4.38%. This advance is classified as a long-term debt in the accompanying consolidated balance sheets. Under collateral agreements with the Federal Home Loan Bank at December 31, 2003, this advance is secured by loans with a carrying value of $27.0 million.

In addition to the above advance, the Company also had repurchase agreements outstanding in the amount of $15.9 million and $4.9 million at December 31, 2003 and 2002, respectively. Securities sold under agreements to repurchase generally mature with one to four days from the transaction date and are collateralized by U.S. Government Agency obligations. These repurchase agreements are due within one year and are classified as short-term borrowings in the accompanying consolidated balance sheets.

In addition to the above, at December 31, 2003 the Company had available lines of credit totaling approximately $27.5 million with various financial institutions for borrowing on a short-term basis, with no amounts outstanding at that date. These lines are subject to annual renewals with varying interest rates.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(Amounts in thousands)
Current tax expense:
Federal	$578	$420
State	84	56

	662	476

Deferred tax expense:
Federal	(112)	(98)
State	(23)	(21)

	(135)	(119)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	527	357
Decrease in valuation allowance	(91)	(357)

Net provision for income taxes	$436	$—

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2003	2002
	(Amounts in thousands)
Expected income tax expense	$481	$323

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	40	23
Adjustment to deferred tax asset valuation allowance	(91)	(357)
Other permanent differences	6	11

Provision for income taxes	$436	$—

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE I - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2003 and 2002 are as follows:

	2003	2002
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$724	$531
Pre-opening costs and expenses	60	102
Deferred compensation	78	30
Unrealized loss on available for sale securities	107	—
Other	11	26

Total deferred tax assets	980	689
Less valuation allowance	—	(91)

Deferred tax assets net of valuation allowance	980	598

Deferred tax liabilities relating to:
Deferred loan origination fees	(72)	(83)
Property and equipment	(74)	(13)
Unrealized gain on available for sale securities	—	(80)

Total deferred tax liabilities	(146)	(176)

Net recorded deferred tax asset included in other assets	$834	$422

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(Amounts in thousands)
Mortgage origination fees	$428	$380
Service charges and fees on deposit accounts	499	400
Loss on sale of investment securities	(3)	—
Other	72	65

Total non-interest income	$996	$845

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE (Continued)

The major components of other non-interest expense for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(Amounts in thousands)
Professional fees	$173	$157
Postage, printing and office supplies	122	78
Advertising and promotion	104	109
Data processing and other outsourced services	293	353
Other	758	636

Total non-interest expense	$1,450	$1,333

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

As of December 31, 2003 and 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE K - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank. As of December 31, 2003 and 2002, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:

Total Capital (to Risk - Weighted Assets)	$19,994	10.85%	$14,742	8.00%	$18,427	10.00%
Tier I Capital (to Risk - Weighted Assets)	17,689	9.60%	7,371	4.00%	11,056	6.00%
Tier I Capital (to Average Assets)	17,689	7.87%	8,995	4.00%	11,244	5.00%

As of December 31, 2002:

Total Capital (to Risk - Weighted Assets)	$18,103	14.31%	$10,118	8.00%	$12,647	10.00%
Tier I Capital (to Risk - Weighted Assets)	16,519	13.06%	5,059	4.00%	7,588	6.00%
Tier I Capital (to Average Assets)	16,519	8.84%	7,471	4.00%	9,339	5.00%

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE L - OFF-BALANCE SHEET RISK (Continued)

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2003 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$33,686
Undisbursed lines of credit	9,746
Standby letters of credit	452

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002.

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and due from banks	$13,028	$13,028	$11,458	$11,458
Interest-earning deposits with banks	768	768	1,752	1,752
Federal funds sold	8,683	8,683	30,706	30,706
Investment securities available for sale	41,882	41,882	31,750	31,750
Loans, net	181,532	181,234	118,653	119,898
Accrued interest receivable	697	697	558	558
Stock in the Federal Home Loan Bank	393	393	300	300

Financial liabilities:
Deposits	$208,548	$209,335	$166,431	$166,931
Short-term borrowings	15,911	15,911	4,892	4,892
Long-term debt	6,000	6,171	6,000	6,238
Accrued interest payable	684	684	644	644

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Option Plans

During 2000 the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the Bank’s holding company reorganization. Each plan makes available options to purchase 199,650 shares of the Company’s common stock for an aggregate number of common shares reserved for options of 399,300. Certain of the options granted under the Director Plan vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2003 and 2002, adjusted for the effects of the eleven-for-ten stock split effected in the form of a 10% stock dividend in both 2003 and 2002, is as follows:

	Shares Available for Future Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2001	12,748	386,552	$8.27	149,954	$8.26
Options granted	—	—	—	—	—
Options vesting	—	—	—	58,883	8.28
Options forfeited	11,845	(11,845)	8.26	(4,938)	8.28

At December 31, 2002	24,593	374,707	8.27	203,899	8.27
Options granted	(12,650)	12,650	10.10	—	—
Options vesting	—	—	—	56,368	8.28
Option exercised	—	(23,159)	8.26	(23,159)	8.26
Options forfeited	21,105	(21,105)	8.26	(3,426)	8.26

At December 31, 2003	33,048	343,093	$8.44	233,682	$8.27

The range of exercise prices for options outstanding at December 31, 2003 was $8.26 to $10.23. The weighted average remaining contractual life of those options was 6.9 years. The average fair value of each option granted in 2003 was $1.79, and was determined as of the date of grant using the Black-Scholes option pricing model, assuming a risk-free interest rate of 2.5%, a dividend yield of 0%, volatility of 4%, and an expected life of seven years.

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Deferred Compensation Plan for Directors

In December 2001, the Company implemented a non-qualifying deferred compensation plan for outside directors. Under the plan, a participating director may elect to defer receipt of all or a portion of his or her director fees that would otherwise be payable in cash. At the end of each calendar year, the fees electively deferred during the year are converted, using a formula based upon 125% of the dollar amount of fees deferred and the fair value of the Company’s common stock at the close of business on the preceding

January 1, into a hypothetical number of shares (the “phantom shares”) credited to the participating director’s account. The then current value of all phantom shares accumulated under the plan is payable to the participating director, or to his or her designated beneficiary, upon retirement, disability or death. Provisions of $123,000 in 2003 and $79,000 in 2002 were expensed to provide for future obligations payable under this plan.

NOTE O - PARENT COMPANY FINANCIAL DATA

Following are the condensed financial statements of North State Bancorp as of and for the year ended December 31, 2003 and 2002:

Condensed Statements of Financial Condition

December 31, 2003 and 2002

(Amounts in thousands)

	2003	2002
Assets
Investment in North State Bank	$17,514	$16,647

Liabilities and Shareholders’ Equity
Shareholders’ equity:
Common stock	$2,052	$1,844
Additional paid-in capital	14,379	14,396
Retained earnings	1,258	279
Accumulated other comprehensive income	(175)	128

Total liabilities and shareholders’ equity	$17,514	$16,647

Condensed Statements of Operations

Years Ended December 31, 2003 and 2002

(Amounts in thousands)

	2003	2002
Equity in earnings of subsidiary	$979	$950

Net income	$979	$950

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE O - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2003 and 2002

(Amounts in thousands)

	2003	2002
Cash flows from operating activities:
Net income	$979	$950
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of North State Bank	(979)	(950)
Changes in assets and liabilities:
Increase in other assets	—	—

Net cash provided by operating activities	—	—

Cash flows from investing activities:
Investment in North State Bank	(191)	—

Cash flows from financing activities:
Proceeds from stock options exercised	191	—

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: March 25, 2004	By:	/s/ Larry D. Barbour
Larry D. Barbour, President
and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Larry D. Barbour Larry D. Barbour	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2004

/s/ Kirk A. Whorf Kirk A. Whorf	Chief Financial Officer (principal financial and accounting officer)	March 25, 2004

/s/ Forrest H. Ball Forrest H. Ball	Director	March 25, 2004

/s/ James C. Branch James C. Branch	Director	March 25, 2004

/s/ Charles T. Francis Charles T. Francis	Director	March 25, 2004

/s/ Glenn E. Futrell Glenn Futrell	Director	March 25, 2004

/s/ C. Thomas Hendrickson C. Thomas Hendrickson	Director	March 25, 2003

/s/ Jeanette W. Hyde Jeanette W. Hyde	Director	March 25, 2004

S-1

J. Keith Keener	Director	March , 2004

/s/ Burley B. Mitchell, Jr. Burley B. Mitchell, Jr.	Director	March 25, 2004

/s/ Barry W. Partlo Barry W. Partlo	Director	March 25, 2004

Gary H. Pendleton	Director	March , 2004

/s/ W. Harold Perry W. Harold Perry	Director	March 25, 2004

/s/ Nutan T. Shah Nutan T. Shah	Director	March 25, 2004

/s/ Fred J. Smith, Jr. Fred J. Smith, Jr.	Director	March 25, 2004

/s/ Jack M. Stancil Jack M. Stancil	Director	March 25, 2004

/s/ George C. Venters George C. Venters	Director	March 25, 2004

S-2