Form 10QSB
period 2004-03-31
NORTH STATE BANCORP
filed 2004-05-13
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

(Address of principal executive office)

(919) 855-9925

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 11, 2004, 2,053,254 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS
Cash and due from banks	$19,814	$13,028
Interest-earning deposits with banks	707	768
Federal funds sold	21,524	8,683
Investment securities available for sale, at fair value	38,146	41,882

Loans	197,682	181,532
Allowance for loan losses	2,491	2,360

NET LOANS	195,191	179,172

Accrued interest receivable	714	697
Stock in the Federal Home Loan Bank of Atlanta, at cost	393	393
Premises and equipment	3,853	3,419
Other assets	1,101	978

TOTAL ASSETS	$281,443	$249,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$76,291	$57,107
Savings, money market and NOW	92,393	86,822
Time deposits	69,763	64,619

TOTAL DEPOSITS	238,447	208,548

Accrued interest payable	680	684
Short-term borrowings	12,652	15,911
Long-term debt	11,155	6,000
Accrued expenses and other liabilities	549	363

TOTAL LIABILITIES	263,483	231,506

Commitments (Note B)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 2,051,684 shares issued and outstanding	2,052	2,052
Additional paid-in capital	14,379	14,379
Accumulated earnings	1,501	1,258
Accumulated other comprehensive income (loss)	28	(175)

TOTAL STOCKHOLDERS’ EQUITY	17,960	17,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,443	$249,020

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,445	$1,839
Investments	272	184
Federal funds sold and interest-bearing deposits	25	71

TOTAL INTEREST INCOME	2,742	2,094

INTEREST EXPENSE
Money market, NOW and savings deposits	324	194
Time deposits	471	490
Borrowings	105	77

TOTAL INTEREST EXPENSE	900	761

NET INTEREST INCOME	1,842	1,333
PROVISION FOR LOAN LOSSES	221	82

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,621	1,251

NON-INTEREST INCOME
Mortgage originates fees	68	107
Service charges and fees on deposit accounts	130	136
Other	9	3

TOTAL NON-INTEREST INCOME	207	246

NON-INTEREST EXPENSE
Salaries and employee benefits	738	667
Occupancy and equipment	169	109
Professional fees	46	52
Postage, printing and office supplies	38	23
Advertising and promotions	49	20
Data processing and other out-sourced services	78	82
Other	319	245

TOTAL NON-INTEREST EXPENSE	1,437	1,198

INCOME BEFORE INCOME TAXES	391	299

INCOME TAXES	148	91

NET INCOME	$243	$208

NET INCOME PER COMMON SHARE
Basic	$.12	$.10

Diluted	$.11	$.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,051,684	2,028,324

Diluted	2,192,559	2,083,582

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$243	$208
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	70	71
Net amortization of discounts on investment securities	20	130
Provision for loan losses	221	82
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(17)	40
Increase in other assets	(247)	(167)
Increase (decrease) in accrued interest payable	(4)	41
Increase (decrease) in accrued expenses and other liabilities	186	(523)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	472	(118)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(3,504)	(5,013)
Proceeds from maturities and repayments of investment securities available for sale	7,547	7,726
Proceeds from sales of investment securities available for sale	—	1,353
Purchases of premises and equipment	(504)	(474)
Net increase in loans	(16,240)	(4,683)

NET CASH USED BY INVESTING ACTIVITIES	(12,701)	(1,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	29,899	19,925
Net decrease in short-term borrowings	(3,259)	(82)
Increase in long-term debt	5,155	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,795	19,843

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,566	18,634

CASH AND CASH EQUIVALENTS, BEGINNING	22,479	43,916

CASH AND CASH EQUIVALENTS, ENDING	$42,045	$62,550

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiaries, North State Bank (the “Bank”) and North State Statutory Trust I (the “Trust”), a trust established in March 2004 for the issuance of trust preferred securities. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At March 31, 2004, loan commitments were as follows (in thousands):

Commitments to extend credit	$31,303
Undisbursed lines of credit	12,434
Letters of credit	399

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income	$243	$208
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	327	(16)
Tax effect	(124)	10

Total comprehensive income	$446	$202

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-months ended March 31, 2004 and 2003 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$243	$208
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(37)	(39)

Pro forma	$206	$169

Basic earnings per share:
As reported	$.12	$.10
Pro forma	.10	.08

Diluted earnings per share:
As reported	$.11	$.10
Pro forma	.09	.08

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

On September 25, 2003, the Board of Directors of the Company declared a 10% stock split of the Company’s common stock. The stock split was effected as a 10% stock dividend. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2004	2003
Weighted average number of common shares used in computing basic net income per share	2,051,684	2,028,324
Effect of dilutive stock options	140,875	55,258

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,192,559	2,083,582

NOTE F - LONG-TERM DEBT

On March 17, 2004, $5.0 million of trust preferred securities were placed through a newly formed, wholly owned trust preferred subsidiary, North State Statutory Trust I (the “Trust”). The Trust has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company. The terms of the junior subordinated debentures match the terms of the trust preferred securities. The Trust is considered a variable interest entity as defined in FIN 46. As the Company is not considered the primary beneficiary of the Trust, the Trust is not consolidated. Accordingly, the Company’s $155,000 equity interest in the Trust is accounted for using the equity method, and the junior subordinated debentures are recorded as long-term debt of the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.79%. The trust preferred securities are redeemable on July 17, 2009 or afterwards in whole or in part, on any January 17, April 17, July 17 or October 17. Redemption is mandatory at April 17, 2034. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. Effective June 28, 2002, North State Bank became our wholly owned subsidiary. During 2004, we formed North State Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including current and future expansion of North State Bank. Our primary business is the ownership and operation of North State Bank.

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through four locations, its main office in North Raleigh, North Carolina one branch office in West Raleigh, North Carolina, one branch office in Garner, North Carolina and one loan production office in Wakefield, North Carolina.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets at March 31, 2004 were $281.3 million compared to $249.0 million at December 31, 2003, an increase of $32.3 million, or 13.0%. Earning assets increased $25.1 million, or 10.9%, while loans, the largest component of our earning assets, increased $16.2 million, or 8.9%, from December 31, 2003. This growth was funded by increases in customer deposits of $29.9 million, or 14.3%.

Loan demand remained good during the first quarter of 2004 with mortgage and commercial loans accounting for the majority of the $16.2 loan growth. Investments declined $3.7 million as maturing investments were reinvested in loans. Fed funds sold increased $12.8 million over the quarter ended December 31, 2003 but that growth was funded by short-term swings in attorney trust accounts.

Noninterest-bearing deposits, which grew $19.2 million, led the growth within the customer deposit category, or 33.6%, during the three months ended March 31, 2004. The growth in these deposits was due to our attorney trust accounts, which increased significantly at month end. This change is temporary as these funds come from real estate closings and are wired out within a few days. For that reason, we find average deposits a more meaningful number as it reduces the effect of temporary or short-term funds in the Bank. Our average deposit base grew $14.9 million, or 7.8%, during the three months ended March 31, 2004.

We also utilized borrowings to support balance sheet management and growth. During the three month ended March 31, 2004, short-term borrowings decreased $3.3 million as a result of paydowns on repurchase agreements. In addition to the borrowings from the FHLB, our trust subsidiary issued $5.0 million of trust preferred securities during the quarter. These proceeds will provide additional capital for our company for current and future expansion of the Bank. Under current applicable regulatory guidelines, all trust preferred securities qualify as Tier I capital.

Total stockholders’ equity increased $446,000 from $17.5 million at December 31, 2003 to $18.0 million at March 31, 2004. The increase resulted from net income during the period of $243,000 and unrealized gains on securities available for sale in the amount of $203,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003

For the three months ended March 31, 2004, net income was $243,000, or $.11 per diluted share. This compares to $208,000, or $.10 per diluted share for same period in 2003.

Net interest income was $1.8 million, an increase of $509,000, or 38.2%, for the three months ended March 31, 2004, compared to the same period in 2003. This increase was a result of both higher volumes of earning assets and an improvement in earning asset mix. In the quarter ended March 31, 2004, loans comprised 76.4% of earning assets while during the same period in 2003 loans comprised 65.7% of earning assets. This resulted from a concerted effort to shift funds out of lower yielding fed funds sold and investments into higher yielding loans throughout the second half of 2003 and first quarter of 2004.

Management determines the adequacy of the Bank’s allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $221,000 during the quarter ended March 31, 2004 as compared with $82,000 in the first quarter of 2003. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $16.2 million in the current quarter and by $4.7 million in the first quarter of 2003. The allowance for loan losses was $2.5 million at March 31, 2004 and $2.4 million at March 31, 2003, representing 1.26% and 1.30% of loans outstanding at each date, respectively.

For the three months ended March 31, 2004, non-interest income decreased $39,000 to $207,000 from $246,000 for the same period in the prior year. The primary component of this decrease was from decreases in loan fees, primarily origination fees on presold mortgage loans, which decreased $39,000 for the three months ended March 31, 2004 compared to the same period because of rising interest rates in 2004. While there has been a significant decrease in mortgage activity due to decreasing refinancing opportunities, we believe that mortgage production will continue to provide a significant component of our non-interest income.

Total non-interest expense for the three months ended March 31, 2004 was $1.4 million, with salaries and benefits representing the largest expense category at $738,000. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. Total non-interest expense for the three months ended March 31, 2004 increased $239,000, or 19.9%, over the same period in 2003.

Income taxes as a percentage of income before taxes was 37.9% and 30.4% for the quarters ended March 31, 2004 and 2003, respectively. The lower percentage for the first quarter of 2003 resulted from the recognition during that quarter of certain deferred tax assets that had been generated in prior periods.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $80.2 million in liquid assets (consisting of cash and cash equivalents and investment securities) at March 31, 2004, compared with $64.4 million at December 31, 2003. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with equity capital, funded 92.9% of total assets at March 31, 2004. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at March 31, 2004 is adequate to meet our operating needs.

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

Capital

At March 31, 2004 our equity to assets ratio was 8.09%. The Bank’s leverage and risk based capital ratios along with its total risk based capital ratio were 9.20%, 11.29% and 12.53%, respectively. At March 31, 2004, the Bank’s equity exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we were considered to be well capitalized at the same date.

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

On January 22, 2004, the Company filed a Form 8-K with the SEC reporting operating results for the year and quarter ended December 31, 2003.

On March 23, 2004, the Company filed a Form 8-K with the SEC reporting the issuance of trust preferred securities by a newly established subsidiary, North State Statutory Trust I.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: May 12, 2004	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: May 12, 2004	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Senior Vice President and Chief Financial Officer