Form 10QSB
period 2004-06-30
NORTH STATE BANCORP
filed 2004-08-13
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

(Address of principal executive office)

(919) 855-9925

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 31, 2004 2,057,113 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS

Cash and due from banks	$14,435	$13,028
Interest-earning deposits with banks	494	768
Federal funds sold	17,654	8,683
Investment securities available for sale, at fair value	36,684	41,882

Loans	211,331	181,532
Allowance for loan losses	2,630	2,360

NET LOANS	208,701	179,172

Accrued interest receivable	723	697
Stock in the Federal Home Loan Bank of Atlanta, at cost	544	393
Premises and equipment	4,067	3,419
Other assets	1,416	978

TOTAL ASSETS	$284,718	$249,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$72,018	$57,107
Savings, money market and NOW	102,500	86,822
Time deposits	72,668	64,619

TOTAL DEPOSITS	247,186	208,548

Accrued interest payable	629	684
Short-term borrowings	13,357	15,911
Long-term debt	5,155	6,000
Accrued expenses and other liabilities	595	363

TOTAL LIABILITIES	266,922	231,506

Commitments (Note B)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 2,053,254 and 2,051,684 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2,054	2,052
Additional paid-in capital	14,391	14,379
Accumulated earnings	1,812	1,258
Accumulated other comprehensive loss	(461)	(175)

TOTAL STOCKHOLDERS’ EQUITY	17,796	17,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,718	$249,020

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,612	$1,975	$5,057	$3,814
Investments	256	223	528	407
Federal funds sold and interest-bearing deposits	35	82	60	153

TOTAL INTEREST INCOME	2,903	2,280	5,645	4,374

INTEREST EXPENSE
Money market, NOW and savings deposits	343	228	668	422
Time deposits	483	515	953	1,005
Borrowings	146	80	250	157

TOTAL INTEREST EXPENSE	972	823	1,871	1,584

NET INTEREST INCOME	1,931	1,457	3,774	2,790

PROVISION FOR LOAN LOSSES	184	258	405	340

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,747	1,199	3,369	2,450

NON-INTEREST INCOME
Mortgage origination fees	146	231	278	398
Service charges and fees on deposit accounts	85	68	152	141
Other	15	5	23	11

TOTAL NON-INTEREST INCOME	246	304	453	550

NON-INTEREST EXPENSE
Salaries and employee benefits	797	634	1,535	1,301
Occupancy and equipment	210	151	379	311
Professional fees	46	31	91	83
Postage, printing and office supplies	69	35	79	59
Advertising and promotions	49	21	76	40
Data processing and other out sourced services	78	62	157	144
Other	245	238	614	432

TOTAL NON-INTEREST EXPENSE	1,494	1,172	2,931	2,370

INCOME BEFORE INCOME TAXES	499	331	891	630

INCOME TAXES	189	101	337	192

NET INCOME	$310	$230	$554	$438

NET INCOME PER COMMON SHARE
Basic	$.15	$.11	$.27	$.22

Diluted	$.14	$.11	$.25	$.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,052,650	2,028,324	2,052,170	2,028,324

Diluted	2,181,744	2,085,249	2,187,575	2,081,957

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$554	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	145
Net amortization of discounts on investment securities	57	330
Provision for loan losses	405	340
Loss on sale of investment available for sale	—	3
Change in assets and liabilities:
Increase in accrued interest receivable	(26)	(117)
Increase in other assets	(263)	(96)
Increase (decrease) in accrued interest payable	(55)	225
Increase (decrease) in accrued expenses and other liabilities	232	(654)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,063	614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(6,490)	(28,724)
Proceeds from maturities and repayments of investment securities available for sale	11,170	13,588
Proceeds from sales of investment securities available for sale	—	1,350
Purchases of premises and equipment	(807)	(2,170)
Net increase in loans	(29,934)	(20,656)
Proceeds from sale of foreclosed assets	—	118
Purchase of Federal Home Loan Bank Stock	(151)	—

NET CASH USED BY INVESTING ACTIVITIES	(26,212)	(36,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,638	48,468
Net increase (decrease) in short-term borrowings	(8,554)	3,964
Increase in long-term debt	5,155	—
Exercise of stock options	14	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,253	52,432

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,104	16,552
CASH AND CASH EQUIVALENTS, BEGINNING	22,479	43,916

CASH AND CASH EQUIVALENTS, ENDING	$32,583	$60,468

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiaries, North State Bank (the “Bank”) and North State Statutory Trust I (the “Trust”), a trust established in March 2004 for the issuance of trust preferred securities. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At June 30, 2004, loan commitments were as follows (in thousands):

Commitments to extend credit	$43,809
Undisbursed lines of credit	10,516
Letters of credit	822

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$310	$230	$554	$438
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	(788)	38	(461)	22
Tax effect	299	(18)	175	(8)
Reclassification of gains (losses) recognized in net income	—	3	—	3
Tax effect	—	(1)	—	(1)

Total comprehensive income	$(179)	$252	$268	$454

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three- and six-months ended June 30, 2004 and 2003 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$310	$230	$554	$438
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(35)	(36)	(72)	(75)

Pro forma	$275	$194	$482	$363

Basic earnings per share:
As reported	$.15	$.11	$.27	$.22
Pro forma	.13	.10	.24	.18

Diluted earnings per share:
As reported	$.14	$.11	$.25	$.21
Pro forma	.13	.09	.22	.17

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	2,052,650	2,028,324	2,052,170	2,028,324
Effect of dilutive stock options	129,094	56,925	135,405	53,633

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,181,744	2,085,249	2,187,575	2,081,957

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

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. Effective June 28, 2002, North State Bank became our wholly owned subsidiary. In March 2004, we formed North State Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including current and future expansion of North State Bank. Our primary business is the ownership and operation of North State Bank.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets at June 30, 2004 were $284.7 million compared to $249.0 million at December 31, 2003, an increase of $35.7 million, or 14.3%. Earning assets increased $33.4 million, or 14.3%, while loans, the largest component of our earning assets, increased $29.8 million, or 16.4%, from December 31, 2003. This growth was funded principally by increases in customer deposits of $38.6 million, or 18.5%.

Loan demand remained good during the first six months of 2004 with mortgage and commercial loans accounting for the $28.9 million of loan growth. Investments declined $5.2 million as maturing investments were reinvested in loans. Fed funds sold increased $9.0 million over the six months ended June 30, 2004 but that growth was funded by short-term swings in attorney trust accounts.

Noninterest-bearing deposits grew $14.9 million while interest bearing transaction accounts grew by $15.7 million during the six months ended June 30, 2004. The growth in non interest-bearing deposits was due to our attorney trust accounts, which increase significantly at month end. This change is temporary as these funds come from real estate closings and are wired out within a few days. For that reason, we find average deposits a more meaningful number as it reduces the effect of temporary or short-term funds in the Bank. Our average deposit base grew $35.4 million, or 18.4%, during the six months ended June 30, 2004.

We also utilized borrowings to support balance sheet management and growth. During the six months ended June 30, 2004, short-term borrowings decreased $2.6 million as a result of paydowns on repurchase agreements. In addition to the borrowings from the FHLB, our trust subsidiary issued $5.0 million of trust preferred securities during the period. These proceeds will provide additional capital for our company for current and future expansion of the Bank. Under current applicable regulatory guidelines, all trust preferred securities qualify as Tier I capital.

Total stockholders’ equity increased $281,000 from $17.5 million at December 31, 2003 to $17.8 million at June 30, 2004. The increase resulted primarily from net income during the period of $554,000 and unrealized losses on securities available for sale in the amount of $286,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

For the three months ended June 30, 2004, net income was $310,000, or $.14 per diluted share. This compares to $230,000, or $.11 per diluted share for same period in 2003.

Interest income was $2.9 million, an increase of $623,000 or 27.3%, for the three months ended June 30, 2004, compared to the same period in 2003. This increase was a result of both higher volumes of earning assets and an improvement in earning asset mix. In the quarter ended June 30, 2004, loans comprised 79.4% of earning assets while during the same period in 2003 loans comprised 65.3% of earning assets. This resulted from a concerted effort to shift funds out of lower yielding fed funds sold and investments into higher yielding loans throughout the second half of 2003 and first half of 2004. In addition, higher market interest rates slowed the prepayments of mortgage-backed securities which subsequently improved the investment portfolio during the three months ended June 30, 2004 compared to the same period in 2003.

Management determines the adequacy of the Bank’s allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $184,000 during the three months ended June 30, 2004 as compared with $258,000 for the same period in 2003. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $13.6 million in the three months ended June 30, 2004 and by $15.9 million in the three months ended June 30, 2003. The allowance for loan losses was $2.6 million at June 30, 2004 and $2.2 million at June 30, 2003, representing 1.24% and 1.57% of loans outstanding at each date, respectively. The reduction in the allowance as compared to loans outstanding was due to our concerted effort to reduce the allowance to more accurate reporting based on both the allowance for loan loss model and prior historical loan loss and recovery data.

For the three months ended June 30, 2004, non-interest income decreased $58,000 to $246,000 from $304,000 for the same period in the prior year. The primary component of this decrease was from decreases in loan fees, primarily origination fees on presold mortgage loans, which decreased $85,000 for the three months ended June 30, 2004 compared to the same period because of rising interest rates in 2004. While there has been a significant decrease in mortgage activity due to decreasing refinancing opportunities, we believe that mortgage production will continue to provide a significant component of our non-interest income.

Total non-interest expense for the three months ended June 30, 2004 was $1.5 million, with salaries and benefits representing the largest expense category at $797,000. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. Total non-interest expense for the three months ended June 30, 2004 increased $323,000, or 27.6%, over the same period in 2003.

Income taxes as a percentage of income before taxes was 37.9% and 30.4% for the quarters ended June 30, 2004 and 2003, respectively. The lower percentage for 2003 resulted from the recognition during the quarter of deferred tax assets that had been generated in prior periods.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003

For the six months ended June 30, 2004, net income was $554,000, or $.25 per diluted share. This represents an increase of $116,000 or 26.5% when compared to $438,000, or $.21 per diluted share for same period in 2003.

Interest income was $5.6 million, an increase of $1.3 million, or 29.5%, for the six months ended June 30, 2004, compared to the same period in 2003. This increase in interest income was attributable to the increase in earning assets between the periods and a shifting of lower yielding earning assets such as fed funds sold and investments into higher yielding loans between the periods. Loans, our highest yielding earning assets, grew $72.1 million or 51.8% while investments decreased $8.5 million or (18.9%) over the same period in 2003.

Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The provision for loan losses was $405,000 during the six months ended June 30, 2004 as compared with $340,000 for the same period in 2003. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $29.8 million in the current six-month period and by $20.5 million in the same period in 2003. The allowance for loan losses was $2.6 million at June 30, 2004 and $2.2 million at June 30, 2003, representing 1.24% and 1.57% of loans outstanding at each date, respectively. The reduction in the allowance as compared to loans outstanding was due to our concerted effort to reduce the allowance to more accurate reporting based on both the allowance for loan loss model and prior historical loan loss and recovery data.

For the six months ended June 30, 2004, non-interest income decreased $96,000 to $453,000, from $550,000 for the same period in the prior year. The primary component of this decrease was from decreases in loan fees, primarily origination fees on presold mortgage loans, which decreased $120,000 for the six months ended June 30, 2004 compared to the same period the previous year because of rising interest rates in 2004.

Total non-interest expense for the six months ended June 30, 2004 was $2.9 million, with salaries and benefits representing the largest expense category at $1.5 million, increasing $234,000 from the prior six-month period. The level of personnel costs represents our strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. The remaining non-interest expenses increased $327,000 for the current six-month period primarily due to growth of our company.

Income taxes as a percentage of income before taxes was 37.8% and 30.5% for the six months ended June 30, 2004 and 2003, respectively. The lower percentage for the first six months of 2003 resulted from the recognition during that quarter of deferred tax assets that had been generated in prior periods.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $69.3 million in liquid assets (consisting of cash and cash equivalents and investment securities) at June 30, 2004, compared with $64.4 million at December 31, 2003. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with equity capital, funded 93.1% of total assets at June 30, 2004. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at June 30, 2004 is adequate to meet our operating needs.

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

Capital

At June 30, 2004 our equity to assets ratio was 6.25%. The Bank’s leverage and risk based capital ratios along with its total risk based capital ratio were 8.77%, 10.94% and 12.19%, respectively. At June 30, 2004, the Bank’s equity exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we were considered to be well capitalized at the same date.

Item 3. Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 6, 2004. The following matters were voted on at the meeting:

Proposal 1:	To elect five members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2007. Votes for each nominee were as follows:

Name	For	Withheld
Forrest H. Ball	1,187,937	1,331
C. Thomas Hendrickson	1,187,669	1,599
Burley B. Mitchell, Jr.	1,187,535	1,733
Barry W. Partlo	1,187,132	2,136
Nutan T. Shah	1,186,459	2,809
George C. Venters	1,187,937	1,331

The following directors continue in office after the meeting: Larry D. Barbour, James C. Branch, Charles T. Francis, Glenn E. Futrell, Ambassador Jeanette W. Hyde, J. Keith Keener, M.D., Brig. Gen. (Retired) Gary H. Pendleton, W. Harold Perry, Fred J. Smith, Jr., and Jack M. Stancil.

Proposal 2: To ratify the appointment of Dixon Hughes PLLC as our independent auditors for the year ending December 31, 2004.

For	Against	Abstain
1,184,475	134	4,659

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 13, 2004, the Company filed a Form 8-K with the SEC reporting operating results for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: August 12, 2004	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: August 12, 2004	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Senior Vice President and Chief Financial Officer