Form 10QSB
period 2004-09-30
NORTH STATE BANCORP
filed 2004-11-12
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

(Address of principal executive office)

(919) 855-9925

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 10, 2004, 2,057,113 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS
Cash and due from banks	$26,242	$13,028
Interest-earning deposits with banks	684	768
Federal funds sold	529	8,683
Investment securities available for sale, at fair value	35,905	41,882
Loans	230,914	181,532
Allowance for loan losses	2,842	2,360

NET LOANS	228,072	179,172

Accrued interest receivable	795	697
Stock in the Federal Home Loan Bank of Atlanta, at cost	544	393
Premises and equipment, net	4,657	3,419
Other assets	1,191	978

TOTAL ASSETS	$298,619	$249,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$73,499	$57,107
Savings, money market and NOW	104,313	86,822
Time deposits	78,761	64,619

TOTAL DEPOSITS	256,573	208,548

Accrued interest payable	783	684
Short-term borrowings	16,713	15,911
Long-term debt	5,155	6,000
Accrued expenses and other liabilities	839	363

TOTAL LIABILITIES	280,063	231,506

Commitments (Note B)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 2,057,113 and 2,051,684 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2,057	2,052
Additional paid-in capital	14,419	14,379
Accumulated earnings	2,213	1,258
Accumulated other comprehensive loss	(133)	(175)

TOTAL STOCKHOLDERS’ EQUITY	18,556	17,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,619	$249,020

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,972	$1,988	$8,029	$5,802
Investments	257	273	786	680
Federal funds sold and interest-bearing deposits	37	42	97	195

TOTAL INTEREST INCOME	3,266	2,303	8,912	6,677

INTEREST EXPENSE
Money market, NOW and savings deposits	384	244	1,051	666
Time deposits	513	496	1,466	1,501
Borrowings	144	80	395	237

TOTAL INTEREST EXPENSE	1,041	820	2,912	2,404

NET INTEREST INCOME	2,225	1,483	6,000	4,273

PROVISION FOR LOAN LOSSES	284	210	689	550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,941	1,273	5,311	3,723

NON-INTEREST INCOME
Mortgage origination fees	91	119	223	385
Service charges and fees on deposit accounts	87	77	239	217
Other	126	78	296	222

TOTAL NON-INTEREST INCOME	304	274	758	824

NON-INTEREST EXPENSE
Salaries and employee benefits	847	641	2,383	1,942
Occupancy and equipment	207	162	586	473
Professional fees	77	45	169	128
Postage, printing and office supplies	35	27	113	86
Advertising and promotions	33	21	109	61
Data processing and other outsourced services	83	73	239	217
Other	324	220	939	652

TOTAL NON-INTEREST EXPENSE	1,606	1,189	4,538	3,559

INCOME BEFORE INCOME TAXES	639	358	1,531	988
INCOME TAXES	242	111	580	303

NET INCOME	$397	$247	$951	$685

NET INCOME PER COMMON SHARE
Basic	$.17	$.11	$.40	$.29

Diluted	$.16	$.10	$.38	$.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,365,680	2,352,768	2,361,735	2,339,378

Diluted	2,512,193	2,451,933	2,512,551	2,416,410

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$951	$685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256	214
Net amortization of discounts on investment securities	89	449
Provision for loan losses	689	550
Loss on sale of investment available for sale	—	(3)
Change in assets and liabilities:
Increase in accrued interest receivable	(98)	(139)
Increase in other assets	(84)	(342)
Increase in accrued interest payable	99	71
Increase (decrease) in accrued expenses and other liabilities	320	(477)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,222	1,008

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(9,591)	(42,498)
Proceeds from maturities and repayments of investment securities available for sale	15,548	23,077
Proceeds from sales of investment securities available for sale	—	1,350
Purchases of premises and equipment	(973)	(2,268)
Net increase in loans	(50,110)	(34,684)
Proceeds from sale of foreclosed assets	—	118
Purchase of Federal Home Loan Bank Stock	(151)	(93)

NET CASH USED BY INVESTING ACTIVITIES	(45,277)	(54,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	48,025	34,124
Net increase in short-term borrowings	802	2,335
Net decrease in long-term debt	(845)	—
Exercise of stock options	49	192

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,031	36,654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,976	(17,336)

CASH AND CASH EQUIVALENTS, BEGINNING	22,479	43,916

CASH AND CASH EQUIVALENTS, ENDING	$27,455	$26,580

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At September 30, 2004, loan commitments were as follows (in thousands):

Commitments to extend credit	$43,809
Undisbursed lines of credit	10,690
Letters of credit	822

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$397	$247	$951	$685
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	531	(716)	67	(690)
Tax effect	(194)	261	(27)	252
Reclassification of gains (losses) recognized in net income	—	—	3	—
Tax effect	—	—	(1)	—

Total comprehensive income (loss)	$734	$(208)	$993	$247

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three- and nine months ended September 30, 2004 and 2003 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$397	$247	$951	$685
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(57)	(38)	(129)	(113)

Pro forma	$340	$209	$822	$572

Basic earnings per share:
As reported	$.17	$.11	$.40	$.29
Pro forma	.14	.09	.35	.24

Diluted earnings per share:
As reported	$.16	$.10	$.38	$.28
Pro forma	.14	.09	.33	.24

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

On September 23, 2004, the Board of Directors of the Company declared a 23-for-20 stock split of the Company’s common stock. The stock split was affected as a 15% stock dividend. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	2,365,680	2,352,768	2,361,735	2,339,378
Effect of dilutive stock options	146,513	99,165	150,816	77,032

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,512,193	2,451,933	2,512,551	2,416,410

NOTE F - LONG-TERM DEBT

On March 17, 2004, $5.0 million of trust preferred securities were placed through a wholly owned trust preferred subsidiary, North State Statutory Trust I (the “Trust”), which was formed for this purpose alone. The Trust has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company. The terms of the junior subordinated debentures match the terms of the trust preferred securities. The Trust is considered a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46. As the Company is not considered the primary beneficiary of the Trust, the Trust is not consolidated. Accordingly, the Company’s $155,000 equity interest in the Trust is accounted for using the equity method, and the junior subordinated debentures are recorded as long-term debt of the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.79%. The trust preferred securities are redeemable on July 17, 2009 or afterwards in whole or in part, on any January 17, April 17, July 17 or October 17. Redemption is mandatory at April 17, 2034. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations, none of which were applicable at September 30, 2004.

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through four locations, its main office in North Raleigh, North Carolina one branch office in West Raleigh, North Carolina, one branch office in Garner, North Carolina and one loan production office in Wakefield, North Carolina. The Bank has a fourth full service office under construction at North Hills in Raleigh, North Carolina that will also serve as our corporate headquarters. This facility should be ready for occupancy in the first quarter of 2005.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets at September 30, 2004 were $298.6 million compared to $249.0 million at December 31, 2003, an increase of $49.6 million, or 19.9%. Earning assets increased $35.3 million, or 15.1%, while loans, the largest component of our earning assets, increased $49.4 million, or 27.2%, from December 31, 2003. This growth was funded by increases in customer deposits of $48.0 million, or 23.0%.

Loan demand remained good during the first nine months of 2004 with mortgage and commercial loans accounting for the $42.8 million of loan growth. Investments declined $5.8 million as maturing investments were reinvested in loans. Fed funds decreased $8.2 million over the nine months ended September 30, 2004 but that decrease was caused by a delay in receiving credit for some misrouted cash letters by the Federal Reserve. Had we received timely credit, fed funds sold would have approached $10.0 million. These same cash letters were the primary cause for an increase in due from banks of $13.2 million as we awaited proper crediting for clearing checks.

Noninterest-bearing deposits grew $16.4 million while interest-bearing deposit accounts grew by $31.6 million during the nine months ended September 30, 2004. The growth in non interest-bearing deposits was due to our attorney trust accounts, which increase significantly at month end. This change in noninterest bearing deposits is temporary as these funds come from real estate closings and are wired out within a few days. For that reason, we find average deposits a more meaningful number as it reduces the effect of temporary or short-term funds in the Bank. Our average deposit base grew $44.0 million, or 22.9%, during the nine months ended September 30, 2004.

We also utilized borrowings to support balance sheet management and growth. During the nine months ended September 30, 2004, short-term borrowings increased $802,000 as a result of paydowns on repurchase agreements in the amount of $5.2 million, offset by the transfer to short-term borrowings of $6.0 million of FHLB advances scheduled to mature within one year from September 30, 2004. In addition, our trust subsidiary issued $5.2 million of junior subordinated debentures during the period. These proceeds will provide additional capital for our company including current and possible future expansion of the Bank. Under current applicable regulatory guidelines, all trust preferred securities qualify as Tier I capital, subject to certain limitations, none of which are applicable at September 30, 2004.

Total stockholders’ equity increased $1.0 million from $17.5 million at December 31, 2003 to $18.6 million at September 30, 2004. The increase resulted primarily from net income during the period of $951,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

For the three months ended September 30, 2004, net income was $397,000, or $.16 per diluted share. This compares to $247,000, or $.10 per diluted share for same period in 2003.

Interest income was $3.3 million, an increase of $963,000 or 41.8%, for the three months ended September 30, 2004, compared to the same period in 2003. This increase was a result of both higher volumes of earning assets and an improvement in earning asset mix. In the quarter ended September 30, 2004, loans comprised 86.0% of earning assets while during the same period in 2003 loans comprised 70.4% of earning assets. This loan growth resulted from a concerted effort to shift funds out of lower yielding fed funds sold and investments into higher yielding loans throughout the second half of 2003 and first nine months of 2004. In addition, higher market interest rates slowed the prepayments of mortgage-backed securities, which subsequently improved the investment portfolio during the three months ended September 30, 2004, compared to the same period in 2003.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $284,000 during the three months ended September 30, 2004 as compared with $210,000 for the same period in 2003. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $19.6 million in the three months ended September 30, 2004 and by $14.0 million in the three months ended September 30, 2003. The allowance for loan losses was $2.8 million at September 30, 2004 and $2.4 million at September 30, 2003, representing 1.23% and 1.56% of loans outstanding at each date, respectively. The reduction in the allowance as compared to loans outstanding was due to our concerted effort to reduce the allowance to more accurately reflect our loan loss history, based on both our allowance for loan loss model and our prior historical loan loss and recovery data.

For the three months ended September 30, 2004, non-interest income increased $30,000 to $304,000 from $274,000 for the same period in the prior year. Increased account service charges and merchant credit card fees during the period offset the decrease from loan fees for origination of presold mortgage loans. While there has been a significant decrease in mortgage activity due to decreasing refinancing opportunities, we believe that mortgage production will continue to provide a significant component of our non-interest income.

Total non-interest expense for the three months ended September 30, 2004 was $1.6 million, with salaries and benefits representing the largest expense category at $847,000. The level of personnel costs represents our hiring of personnel for our West Raleigh and Wakefield locations.

Other non-interest expenses increased $104,000 as fixed assets cost increased $45,000 primarily related to our new facility in West Raleigh and professional fees increased $32,000 as we began the expensive process of complying with the provisions of Sarbanes-Oxley’s Section 404. Total non-interest expense for the three months ended September 30, 2004 increased $417,000, or 35.1%, over the same period in 2003.

Income taxes as a percentage of income before taxes was 37.9% and 31.0% for the quarters ended September 30, 2004 and 2003, respectively. The lower percentage for 2003 resulted from the recognition during the quarter of deferred tax assets that had been generated in prior periods.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

For the nine months ended September 30, 2004, net income was $951,000, or $.38 per diluted share. This represents an increase of $266,000 or 38.8% when compared to $685,000, or $.28 per diluted share for same period in 2003.

Interest income was $8.9 million, an increase of $2.2 million, or 33.5%, for the nine months ended September 30, 2004, compared to the same period in 2003. This increase in interest income was attributable to the increase in earning assets between the periods and a shifting of lower yielding earning assets such as fed funds sold and investments into higher yielding loans between the periods. Loans, our highest yielding earning assets, grew $77.7 million or 50.7% while investments and fed funds sold decreased $ 26.7 million or (42.3%) over the same period in 2003.

Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The provision for loan losses was $689,000 during the nine months ended September 30, 2004 as compared with $550,000 for the same period in 2003. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $49.4 million in the current nine-month period and by $34.6 million in the same period in 2003. The allowance for loan losses was $2.8 million at September 30, 2004 and $2.4 million at September 30, 2003, representing 1.23% and 1.56% of loans outstanding at each date, respectively. The reduction in the allowance as compared to loans outstanding was due to our concerted effort to reduce the allowance to more accurately reflect our loan loss history, based on both our allowance for loan loss model and our prior historical loan loss and recovery data.

For the nine months ended September 30, 2004, non-interest income decreased $66,000 to $758,000, from $824,000 for the same period in the prior year. The primary component of this decrease was from decreases in loan fees, primarily origination fees on presold mortgage loans, which decreased $162,000 for the nine months ended September 30, 2004 compared to the same period the previous year because of rising interest rates in 2004.

Total non-interest expense for the nine months ended September 30, 2004 was $4.5 million, with salaries and benefits representing the largest expense category at $2.4 million, increasing $441,000 from the prior nine-month period. The level of personnel costs represents our hiring of personnel for our West Raleigh and Wakefield locations. We have made a strategic decision to hire seasoned professional bankers with recognition in the markets we serve. We believe this has allowed us to increase loans and deposits at a more rapid rate than otherwise would have been possible. The remaining non-interest expenses increased $538,000 for the 2004 nine-month period primarily due to our two facilities that opened in 2004, our loan production office in Wakefield and our full service office in West Raleigh.

Income taxes as a percentage of income before taxes was 37.9% and 30.7% for the nine months ended September 30, 2004 and 2003, respectively. The lower percentage for the first nine months of 2003 resulted from the recognition during that quarter of deferred tax assets that had been generated in prior periods.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $63.9 million in liquid assets (consisting of cash and cash equivalents and investment securities) at September 30, 2004, compared with $64.8 million at December 31, 2003. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with equity capital, funded 92.2% of total assets at September 30, 2004. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at September 30, 2004 is adequate to meet our operating needs.

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

Capital

At September 30, 2004, our equity to assets ratio was 6.22%. The Bank’s leverage and risk based capital ratios along with its total risk based capital ratio were 8.53%, 10.22% and 11.45%, respectively. At September 30, 2004, the Bank’s equity exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we were considered to be well capitalized at the same date.

Item 3. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: November 12, 2004	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Senior Vice President and Chief Financial Officer