Form 10KSB
period 2004-12-31
NORTH STATE BANCORP
filed 2005-03-28
CIK 1175029

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☐	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2004

OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number: 000-49898

North State Bancorp

(Exact name of registrant as specified in its charter)

North Carolina	65-1177289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4270 The Circle at North Hills

Raleigh, North Carolina 27609

(Address of principal executive offices, including zip code)

(919) 787-9696

(Issuer’s telephone number)

Securities Registered under Section 12(b) of the Act: None

Securities Registered under Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.00 Par Value	None

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The registrant’s revenues for the year ended December 31, 2004 were $13,634,000.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 18, 2005 was approximately $22,210,000, based on the average of the bid and asked prices of the registrant’s common stock on March 18, 2005. Common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at March 18, 2005 was 2,366,041 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2005 Annual Meeting of Shareholders to be held on May 10, 2005 are incorporated by reference into Part III of this report.

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

Item 1. Description of Business.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the Bank’s holding company reorganization. Our primary business is the ownership and operation of North State Bank.

North State Bank was incorporated under the laws of the State of North Carolina in May 2000 and opened for business on June 1, 2000. The Bank is not a member of the Federal Reserve System. Our main office and that of the Bank is located at 4270 The Circle at North Hills, Raleigh, North Carolina. The Bank also operates branch offices at 6200 Falls of Neuse Road in north Raleigh, 2413 Blue Ridge Road in west Raleigh and 835 Highway 70 West in Garner, North Carolina and a loan production office at 11410 Common Oaks Drive in the Wakefield Corporate Center in Raleigh. The term “we” in this report refers interchangeably to North State Bancorp and North State Bank.

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

Dividends

The North Carolina Commissioner of Banks generally prohibits the payment of cash dividends during the first three years of a bank’s operations. To date, we have retained our earnings for use in the development of our business. As a relatively new bank that expects to continue to expand its operations in Wake County, North Carolina, we are not likely to pay any cash dividends on our common stock in the foreseeable future, and we might not ever be in a position to pay cash dividends. The payment of any cash dividend is subject to our Board of Directors’ evaluation of our operating results, financial condition, future growth plans, general business conditions, and to tax and other relevant considerations and regulatory limitations, including our minimum capital requirements. We might not declare and pay any cash dividends, and if we were to do so, we might not continue to declare them or maintain them at the same level.

In addition, other statutory and regulatory restrictions apply to the payment of cash dividends on our common stock. Under North Carolina law applicable to banks, our directors may declare a cash dividend in an amount equal to our undivided profits, as they deem appropriate, subject to limitations. We cannot pay a cash dividend at any time that we are “undercapitalized” or insolvent, or when payment of the dividend would render us insolvent. Also, an FDIC-insured bank cannot pay a cash dividend while it is in default on any assessment due the FDIC.

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

Our four existing full-service offices and our loan production office are all located in Wake County, which has numerous branches and corporate headquarters of money-center, super-regional, regional and statewide institutions, some of which have a major presence in Raleigh. In our market area, we face competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than we do. As a result, we focus on our customer relationships to help us provide a competitive advantage in attracting and keeping customers.

Employees

As of December 31, 2004, we had 48 employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Description of Property.

Our headquarters are located in Raleigh, North Carolina, where we occupy approximately 12,000 square feet of office space in a stand-alone building under a lease extending through March 2015. We have a branch in north Raleigh that consists of approximately 8,352 square feet of office space under a lease extending through September 2006. We have a branch in west Raleigh that consists of approximately 10,000 square feet, approximately 5,200 square feet of which we occupy and the remainder of which we lease. We have a branch office in Garner, North Carolina, where we own a building that has approximately 5,000 square feet of office space.

Item 3. Legal Proceedings.

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Although the ultimate outcome of these matters is not yet determined, we do not believe that the resolution of these matters will have a material effect upon our financial condition or results of operations in any interim or annual period.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

Our common stock is not traded on any exchange. In August 2003, our stock was listed on the Over-the-Counter Bulletin Board. Set forth below for each quarter in 2003 and 2004 is information on the high and low sale prices of our common stock prior to August 2003, and the high and low bid and asked prices of our common stock after that date as reported on the Over-the-Counter Bulletin Board. Prices have been adjusted for the 11-for-10 stock split effected in December 2003 and the 23-for-20 stock split effected in December 2004.

	High	Low
Fiscal Year Ended December 31, 2004
January 1 through March 31, 2004	15.44	13.04
April 1 through June 30, 2004	14.34	13.48
July 1 through September 30, 2004	14.78	13.04
October 1 through December 31, 2004	25.05	12.67

Fiscal Year Ended December 31, 2003
January 1 through March 31, 2003	$8.70	$8.70
April 1 through June 30, 2003	8.70	7.91
July 1 through September 30, 2003	10.05	7.97
October 1 through December 31, 2003	13.04	11.97

As of March 18, 2005, there were approximately 750 shareholders of record. We estimate that there were approximately 800 beneficial owners on December 31, 2004.

Dividends

To date, we have not paid any cash dividends. Our ability to pay cash dividends is dependent on the earnings of our subsidiary, North State Bank. Pursuant to the order of the North Carolina Commissioner of Banks approving the organization of North State Bank, North State Bank could not pay cash dividends for its first three years of operation. In the future, we expect that any earnings will be used for the development of our business as we seek to expand our operations in Wake County, North Carolina. Subject to these restrictions, the Board of Directors will consider the payment of cash dividends when it is deemed prudent to do so. Further, our ability to declare and pay cash dividends depends upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal law, our income and fiscal condition, tax considerations, and general business conditions. Therefore, it is not likely that we will pay any cash dividends on our common stock in the foreseeable future, and we might never pay cash dividends.

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

Equity Compensation Plans

Set forth below is information on our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	407,711	$7.64	18,936
Equity compensation plans not approved by our shareholders	—	—	—

Total	407,711	$7.64	18,936

Our equity compensation plans consist of the 2000 Stock Option Plan for Employees, the 2000 Stock Option Plan for Non-Employee Directors and the 2003 Stock Plan, all of which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

Item 6. Management’s Discussion and Analysis.

The following table sets forth selected consolidated financial information for our company as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2004 and 2003 and for the years then ended, and the independent registered public accounting firm’s report thereon, are included elsewhere in this report. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Selected Consolidated Financial Information and Other Data

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$12,599	$9,213	$7,920	$6,249	$1,710
Total interest expense	4,135	3,251	3,115	2,542	534

Net interest income	8,464	5,962	4,805	3,707	1,176
Provision for loan losses	920	690	546	836	587

Net interest income after provision for loan losses	7,544	5,272	4,259	2,871	589
Total non-interest income	1,035	996	845	352	42
Total non-interest expense	6,365	4,853	4,154	2,963	1,561

Income before income taxes	2,214	1,415	950	260	—
Provision for income taxes	838	436	—	—	—

Net income (loss)	$1,376	$979	$950	$260	$(930)

Per Common Share Data:
Earnings per share – basic(1)	$0.58	$0.42	$0.41	$0.11	$(0.40)
Earnings per share – diluted(1)	0.55	0.40	0.46	0.11	(0.40)
Book value(1)	7.99	7.42	7.14	6.72	6.57
Weighted Average Shares Outstanding
Basic	2,362,798	2,344,606	2,332,573	2,332,573	2,325,000
Diluted	2,516,289	2,438,782	2,390,181	2,334,584	2,325,000
Selected Year-End Balance Sheet Data:
Total assets	$309,542	$249,020	$195,478	$124,830	$59,654
Loans	244,620	181,532	118,653	84,256	33,526
Allowance for loan losses	3,053	2,360	1,845	1,323	587
Deposits	269,133	208,548	166,431	104,268	42,332
Short-term borrowings	14,273	15,911	4,892	4,050	1,629
Long-term debt	5,155	6,000	6,000	—	—
Shareholders’ equity	18,914	17,514	16,647	15,683	15,343
Selected Average Balances:
Total assets	$271,694	$211,387	$156,031	$98,142	$40,144
Loans	209,502	139,095	100,701	57,581	15,545
Total interest-earning assets	258,934	198,703	147,252	92,410	36,518
Deposits	230,265	179,973	128,602	78,040	23,042
Short-term borrowings	15,699	6,992	4,815	3,961	1,149
Long-term debt	6,043	6,000	5,556	—	—
Total interest-bearing liabilities	194,680	140,779	100,686	56,712	15,896
Shareholders’ equity	18,338	17,389	16,268	15,529	15,772
Selected Performance Ratios
Return on average assets	0.51%	0.46%	0.61%	0.26%	(3.96)%
Return on average equity	7.50%	5.63%	5.84%	1.67%	(10.08)%
Net interest spread	2.75%	2.33%	2.29%	2.28%	2.26%
Net interest margin	3.27%	3.00%	3.26%	4.01%	5.51%
Non-interest income to net interest income plus non-interest income	10.89%	14.31%	14.96%	8.67%	3.45%
Non-interest income to average assets	0.38%	0.47%	0.54%	0.36%	0.18%
Non-interest expense to average assets	2.34%	2.30%	2.66%	3.02%	6.65%
Efficiency ratio	67.00%	69.75%	73.52%	73.00%	128.16%
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.11%	0.55%	0.09%	0.03%	0.00%
Allowance for loan losses to period-end loans	1.25%	1.30%	1.55%	1.57%	1.75%
Allowance for loan losses to nonperforming loans	1174.23%	235.53%	1662.16%	5292.00%	0.00%
Nonperforming assets to total assets	0.25%	0.40%	0.06%	0.02%	0.00%
Net loan charge-offs to average loans	0.11%	0.13%	0.02%	0.17%	0.00%

	At or for the Year Ended December 31,
	2004		2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Capital Ratios: (4)
Total risk-based capital	11.01%		10.85%	14.31%	19.13%	40.62%
Tier 1 risk-based capital	9.76%		9.60%	13.06%	17.88%	39.36%
Leverage ratio	7.94%		7.87%	8.84%	13.10%	25.68%
Equity to assets ratio	6.11%		7.03%	8.52%	12.56%	25.72%
Average equity to average assets	6.75%		8.23%	10.43%	15.82%	39.29%
Other Data:
Number of banking offices	4	(2)(3)	3 (2)	2	2	2
Number of full time equivalent employees	48		43	37	32	32

(1)	Adjusted for the 23-for-20 stock split effected in the form of a 15% stock dividend in 2004 and the 11-for-10 stock splits effected in the form of 10% stock dividends in 2003, 2002 and 2001.
(2)	Includes one loan production office.
(3)	Does not include our full-service main banking office that opened in March 2005.
(4)	Capital ratios are for bank only.

Management’s Discussion and Analysis

The following discussion and analysis is presented to assist in understanding our consolidated financial condition and results of operations for the years ended December 31, 2004 and 2003. You should read this discussion and the related financial data in conjunction with our audited consolidated financial statements and the related footnotes, which are included elsewhere in this report. During 2004, we issued a 23-for-20 stock split effected in the form of a 15% stock dividend and in both 2003 and 2002 we issued 11-for-10 stock splits effected in the form of 10% stock dividends. All references in this report to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits. Because we have no operations and our only significant business is the ownership of North State Bank, the following discussion concerns primarily the business of the bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, this discussion makes no distinction between our company and our bank unless otherwise noted.

Description of Business

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of our bank holding company reorganization. In March 2004, we established a subsidiary trust, North State Statutory Trust I, to issue trust preferred securities. Our only business is the ownership and operation of North State Bank and North State Statutory Trust I.

North State Bank is a North Carolina chartered banking corporation. The bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the bank, we currently operate four full-service banking offices located in Raleigh and Garner, North Carolina and one loan production office located in Wake Forest, North Carolina. Our principal customers consist of individuals and small to medium-sized businesses, including professional firms, small businesses, churches, property management companies, individuals and others who value a mutually beneficial banking relationship.

Financial Condition at December 31, 2004 and 2003

We continued to experience very good growth in our balance sheet during 2004, our fourth full calendar year of operations. Total assets as of December 31, 2004 were $309.5 million, an increase of $60.5 million or 24.3% from December 31, 2003. Loans were $244.6 million at December 31, 2004 compared to $181.5 million on December 31, 2003, an increase of $63.1 million or 34.7%. Other earning assets, principally investments and fed funds sold, increased $4.8 million or 9.3% over the previous year.

The growth in assets was principally funded by deposits, which grew $60.6 million during the year ended December 31, 2004. Interest bearing transaction accounts continue to be the largest type of deposit account with balances of $113.7 million as of December 31, 2004, an increase of $26.9 million or 30.9% over the same period in 2003. Demand deposits grew $16.6 million to $73.7 million or 29.1% and time deposits grew $17.1 million or 26.4% over December 31, 2003 levels. Additional funding was provided by the issuance of $5.2 million in junior subordinated debentures in March 2004. For a discussion of these junior subordinated debentures, see Note H to our consolidated financial statements contained in this report.

Results of Operations For the Years Ended December 31, 2004 and 2003

Overview. For the year ended December 31, 2004, our net income was $1,376,000 compared to $979,000 for the year ended December 31, 2003, an increase of 40.6%. Diluted net income per share of common stock was $0.58 in 2004 and $0.42 in 2003, an increase of $0.16 or 38.1%. Return on average assets was .51% in 2004 versus .46% in 2003 while return on average equity was 7.50% and 5.63% for the years ended December 31, 2004 and December 31, 2003, respectively.

Net Interest Income. Net interest income was $8.5 million for the year ended December 31, 2004, an increase of $2.5 million or 41.9% over the year ended December 31, 2003. The increase in net interest income was attributable to an overall higher level of earning assets, a change in earning asset mix and a better spread between the income we received from our earning assets and the expense we paid to fund those assets. We increased average earning assets by $60.3 million in 2004 as compared to 2003. We also changed the mix of our earning assets. Average loans for 2004 increased $70.4 million or 50.6% from 2003, while the average balance of investments and other earning assets decreased $10.2 million or 17.1%. This shifting of earning assets from lower yielding investments to higher yielding loans contributed to an overall increase in net interest income. The shift in earning assets combined with a better pricing discipline and overall higher market rates contributed to higher spreads between earning assets and costing liabilities. Net interest spread increased from 2.33% in 2003 to 2.75% or 42 basis points during 2004. Our net interest margin, which is computed by dividing net interest income by total interest-earning assets, was 3.27% for 2004 and 3.00% in 2003, with the increase resulting primarily from faster growth in our non-interest-bearing deposits and a decrease in the rates we paid on our deposits.

Provision for Loan Losses. We recorded a $920,000 provision for loan losses in 2004, representing an increase of $230,000 from the $690,000 provision made in 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by our management. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of our portfolio, historical loan loss experience, current delinquency levels, adverse situations that might affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2004 and 2003, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $63.1 million in 2004 and by $62.9 million in 2003. In addition, net loan charge-offs were $227,000 in 2004, an increase of $52,000 from net loan charge-offs of $175,000 in 2003. The allowance for loan losses was $3.1 million at December 31, 2004 and $2.4 million at December 31, 2003, representing 1.25% and 1.30%, respectively, of loans outstanding. See “Asset Quality and the Allowance For Loan Losses.”

Noninterest Income. Noninterest income is derived primarily from service fees on deposit accounts and income from mortgage lending operations. Noninterest income increased $39,000 or 3.9% in 2004. Fees earned on deposit accounts increased by $89,000 as a result of deposit growth. Income from mortgage lending in 2004 decreased to $311,000, a decrease of $117,000 from 2003 as rising interest rates significantly slowed mortgage refinancing activity. Other noninterest income, led by increasing fees on merchant credit card services, increased $64,000 over 2003.

Noninterest Expense. Noninterest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Noninterest expense increased $1.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Salaries and employee benefits comprised the largest portion of noninterest expense for 2004 and increased $872,000 compared to 2003. This reflects an increase in additional loan officers and support staff added throughout the year plus increasing costs of our director compensation plan. In addition, the opening of our west Raleigh location in March 2004 added to the salary expense increases. Premises and equipment costs increased $159,000 for the year ended December 31, 2004 compared to the previous year. Most of this increase related to the opening of the west Raleigh office and the loan production office in Wake Forest being open the entire year in 2004 versus a portion of the year in 2003. Other noninterest expense increased $481,000 during 2004 led by increases in merchant card expenses and advertising. In the aggregate, noninterest expense as a percentage of average total assets was 2.34% for 2004, an increase from 2.30% for 2003.

Income Taxes. We recorded $838,000 in income tax expense for the year ended December 31, 2004 and $436,000 for the year ended December 31, 2003. Income tax expense as a percentage of pretax income was 37.9% for 2004 and 30.8% for 2003. The increase in income taxes was attributable to higher pretax earnings, up $799,000 or 56.5% over the previous year-end. In addition, income tax expense in 2003 reflected the recognition of $91,000 of deferred tax assets that arose in prior years.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Nonaccrual loans are included in determining average loans outstanding. Loan fees are included in interest income in the table below.

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	(Dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$209,502	11,383	5.43%	$139,095	$8,020	5.77%	$100,701	$6,638	6.59%
Investment securities	37,765	1,018	2.70%	41,366	985	2.38%	23,690	923	3.89%
Other interest-earning assets	11,667	198	1.70%	18,242	208	1.14%	22,861	360	1.57%

Total interest-earning assets	258,934	12,599	4.87%	198,703	9,213	4.64%	147,252	7,920	5.38%

Other assets	12,760			12,684			8,779

Total assets	$271,694			$211,387			$156,031

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$98,714	1,529	1.55%	63,363	970	1.53%	42,867	903	2.11%
Time deposits over $100,000	28,651	847	2.96%	25,605	816	3.19%	19,638	802	4.08%
Other time deposits	45,573	1,183	2.59%	38,819	1,139	2.93%	27,810	1,104	3.97%
Borrowings:
Short-term borrowings	15,699	307	1.96%	6,992	63	0.90%	4,815	63	1.31%
Long-term debt	6,043	269	4.45%	6,000	263	4.38%	5,556	243	4.37%

Total interest-bearing liabilities	194,680	4,135	2.12%	140,779	3,251	2.31%	100,686	3,115	3.09%

Noninterest-bearing deposits	57,327			52,186			38,287
Other liabilities	1,349			1,033			790
Shareholders’ equity	18,338			17,389			16,268

Total liabilities and shareholders’ equity	$271,694			$211,387			$156,031

Net interest income and interest rate spread		$8,464	2.75%		$5,962	2.33%		$4,805	2.29%

Net interest margin			3.27%			3.00%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	133.00%			141.15%			146.25%

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

	Year Ended December 31, 2004 vs. 2003			Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income
Loans	$3,943	$(580)	$3,363	$2,372	$(990)	$1,382
Investment securities	(93)	152	59	554	(491)	63
Other interest-earning assets	(86)	50	(36)	(63)	(89)	(152)

Total interest income	3,764	(378)	3,386	2,864	(1,571)	1,293

Interest expense:
Deposits:
Savings, NOW and money market	544	15	559	373	(306)	67
Time deposits over $100,000	94	(63)	31	217	(203)	14
Other time deposits	187	(144)	43	380	(345)	35
Borrowings:
Short-term borrowings	125	120	245	24	(24)	—
Long-term debt	2	4	6	19	1	20

Total interest expense	952	(68)	884	1,013	(877)	136

Net interest income increase (decrease)	$2,813	$(311)	$2,502	$1,851	$(694)	$1,157

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 19.4% and 25.8% of our total assets at December 31, 2004 and 2003, respectively.

We have been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $9.5 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta, we may obtain advances up to 10% of our bank’s assets. As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. At December 31, 2004, borrowings consisted of securities sold under agreements to repurchase of $8.3 million. In addition, on that date we had borrowed $6.0 million from the Federal Home Loan Bank of Atlanta.

Total deposits were $269.1 million and $208.5 million at December 31, 2004 and 2003, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 30.4% and 31.0%, respectively, of total deposits at December 31, 2004 and 2003. Time deposits of $100,000 or more represented 10.8% and 13.0%, respectively, of our total deposits at December 31, 2004 and 2003. We believe that most of these time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

The analysis of an institution’s interest rate gap, which is the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time, is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2004
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$124,094	$18,403	$142,497	$102,123	$244,620
Securities available for sale	5,495	5,981	11,476	23,895	35,371
Other earning assets	20,733	—	20,733	—	20,733

Total interest-earning assets	$150,322	$24,384	$174,706	$126,018	$300,724

Percent of total interest-earning assets	49.99%	8.11%	58.10%	41.90%	100.00%
Cumulative percent of total interest-earning assets	49.99%	58.10%	58.10%	100.00%	100.00%

Interest-bearing liabilities:
Deposits:
Savings, money market, and NOW deposits	$113,687	$—	$113,687	$—	$113,687
Time deposits	23,604	35,945	59,549	22,149	81,698
Borrowings:
Short-term borrowings	14,273	—	14,273	—	14,273
Long-term borrowings	—	—	—	5,155	5,155

Total interest-bearing liabilities	$151,564	$35,945	$187,509	$27,304	$214,658

Percent of total interest-bearing liabilities	70.56%	16.73%	87.29%	12.71%	100.00%
Cumulative percent of total interest-bearing liabilities	70.56%	87.29%	87.29%	100.00%	100.00%
Interest sensitivity gap per period	$(1,242)	$(11,561)	$(12,803)	$98,714	$85,911
Cumulative interest sensitivity gap	(1,242)	(12,803)	(12,803)	85,911	85,911
Cumulative gap as a percentage of total interest-earning assets	(-0.41)%	(-4.26)%	(-4.26)%	28.57%	28.57%
Cumulative interest-earning assets as a percentage of interest-bearing liabilities	99.18%	93.17%	93.17%	139.99%	139.99%

Capital

A significant measure of the strength of a financial institution is its capital base. Federal bank regulators have classified capital into the following components: (1) Tier I capital, which includes common shareholders’ equity (excluding accumulated other comprehensive income) and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its risk-adjusted assets, which are the institution’s assets and certain off-balance sheet items adjusted for predefined credit risk factors. A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require a financial institution to maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. Our bank’s equity to assets ratio was 7.66% at December 31, 2004. As the following table indicates, at December 31, 2004 we exceeded our regulatory capital requirements.

	At December 31, 2004
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	11.01%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.76%	4.00%	6.00%
Leverage ratio	7.94%	4.00%	5.00%

In March 2004, we established a trust, North State Statutory Trust I, that sold $5.2 million of its preferred and common securities in a private placement and in turn used these funds in the purchase of $5.2 million of junior subordinated debentures issued by us.

We intend that our company and our bank remain “well-capitalized” for regulatory purposes. To do so, we might need additional capital in the future due to our recent growth, greater than expected future growth or other reasons. If necessary, we will consider all viable alternatives for raising capital including additional issuances of trust preferred securities.

Our trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Federal Accounting Standards Board adopted in 2003 a rule, FASB Interpretation No. 46, that requires trust preferred securities be deconsolidated from our financial statements for the year ended December 31, 2004. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in our consolidated capital ratios.

Loan Portfolio

We make loans primarily to professional firms, small and medium size businesses, churches and individuals. These loans consist of commercial and consumer real estate loans, business loans and loans to individuals. Our total loan portfolio grew by 34.8% between December 31, 2003 and December 31, 2004. We attribute this growth to our focus on relationship banking, our experienced loan officers and the vibrant Raleigh/Durham metropolitan statistical area market.

Real estate construction and land development loans comprised 14.7% and real estate loans secured by one-to-four family residential properties comprised 13.2% of our total loan portfolio at December 31, 2004. These loans increased 36.7% and 39.5%, respectively, between December 31, 2003 and December 31, 2004. Other commercial loans secured by real estate comprised 71.1% of our total loan portfolio and are principally secured by owner-occupied buildings including professional practice, office, flex, retail and church properties. Properties securing these loans are located primarily within our market of Wake County, North Carolina. These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing based on various market indices. We typically require an early payout penalty on fixed-rate commercial real estate term loans in order to reduce the negative effect of refinancing activity within the portfolio during a declining interest rate environment.

Home equity loans, the predominate type of consumer loan in our portfolio, increased by 22.0% between December 31, 2003 and December 31, 2004 and comprised 5.4% of our total loan portfolio at that date. These loans are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is 90% or less.

While we originate mortgage loans, we do not retain them in our portfolio. We do not service loans for other financial institutions.

The table below presents information on our loan portfolio by major category at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
					(Dollars in thousands)
Commercial	$174,107	71.13%	$137,385	75.64%	$89,501	75.38%	$60,314	71.56%	$24,775	73.88%
Real Estate – construction	35,987	14.70%	19,162	10.55%	12,753	10.74%	11,290	13.39%	2,638	7.87%
Real estate – 1 to 4 family mortgage	19,170	7.83%	12,392	6.82%	6,433	5.42%	4,868	5.77%	3,105	9.26%
Loans to individuals	2,359	0.95%	1,897	1.04%	1,891	1.59%	1,822	2.16%	1,136	3.39%
Home equity lines of credit	13,189	5.39%	10,807	5.95%	8,160	6.87%	6,003	7.12%	1,878	5.60%

Loans, gross	244,812	100.00	181,643	100.00	118,738	100.00	84,297	100.00	33,532	100.00
Unamortized net deferred loan fees	(192)		(111)		(85)		(41)		(6)

Total loans, net	$244,620		$181,532		$118,653		$84,256		$33,526

The table below presents as of December 31, 2004 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates.

	At December 31, 2004
	Due with one year		Due after one year but within five years		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Variable rate loans
Real Estate - construction	$20,186	5.57%	$3,836	5.45%	$318	4.62%	$24,340	5.54%
Commercial and industrial loans	32,558	5.48%	34,598	5.33%	13,881	5.05%	81,037	5.34%
Real estate – 1 to 4 family mortgage	2,057	5.49%	—	0.00%	—	0.00%	2,057	5.49%
Installment loans	70	5.14%	—	5.24%	—	5.62%	70	5.14%
Equity Lines	358	6.28%	12,040	5.10%	791	4.80%	13,189	5.11%

Total at variable rates	55,229	5.52%	50,474	5.28%	14,990	5.03%	120,693	5.36%

Fixed rate loans:
Real estate – construction	1,005	6.03%	3,520	6.00%	4,507	5.32%	9,032	5.66%
Real estate – 1 to 4 family mortgage	2,350	5.55%	6,078	5.64%	8,008	5.58%	16,436	5.60%
Commercial and industrial loans	11,272	5.81%	52,688	5.80%	32,141	5.77%	96,101	5.79%
Installment loans	645	7.04%	1,630	6.50%	15	9.99%	2,289	6.67%
Equity lines	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total at fixed rates	15,272	5.83%	63,916	5.81%	44,671	5.69%	123,858	5.77%

Subtotal	70,501	5.59%	114,390	5.58%	59,661	5.53%	244,552	5.57%
Nonaccrual loans	260		—		—		260

Loans, gross	$70,761		$114,390		$59,661		$244,812

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Asset Quality and the Allowance For Loan Losses

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a nonaccrual basis. We place loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. At December 31, 2004, we had $260,000 of nonaccrual loans, no accruing loans that were past due 90 days or more, and no restructured loans. Our nonaccrual loans consisted of one credit that is secured by a residential property. We believe we are adequately secured and have listed the property for sale. We recorded $5,991 in gross interest income on this loan in fiscal 2004. Had this non-accrual loan been current and outstanding during the full year ended December 31, 2004, we would have recorded an additional $10,529 in gross interest income on such loan.

The table below sets forth for the period indicated information about our non-performing assets.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$260	$1,002	$111	$25	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	260	1,002	111	25	—

Other real estate owned	520	—	—	—	—

Total nonperforming assets	$780	$1,002	$111	$25	$—

Accruing loans past due 90 days or more	$46	$—	$191	$—	$—
Allowance for loan losses	3,053	2,360	1,845	587	587
Nonperforming loans to period end loans	0.11%	0.55%	0.09%	0.03%	0.00%
Allowance for loan losses to period end loans	1.25%	1.30%	1.55%	1.57%	1.75%
Nonperforming assets to loans and other real estate	0.32%	0.55%	0.09%	0.03%	0.00%
Nonperforming assets to total assets	0.25%	0.40%	0.06%	0.02%	0.00%
Allowance for loan losses to nonperforming loans	1174.23%	235.53%	1662.16%	5292.00%	0.00%

Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Because of the seasoning of our loan portfolio and our historically low loan loss experience and reduction in nonperforming loans, in 2004 we reduced our allowance for loan losses as a percentage of total loans from 1.30% to 1.25%. While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Additional information regarding our allowance for loan losses and loan loss experience is presented in Note E to our consolidated financial statements included in this report.

The table below provides information on our allocation of our allowance for loan losses among various loan categories at the dates presented.

	2004		2003		2002		2001		2000
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans:
Commercial	$2,041	71.13%	$1,794	75.64%	$1,436	75.38%	$905	71.56%	$372	73.88%
Real estate - construction	422	14.70%	259	10.55%	120	10.74%	152	13.39%	36	7.87%
Real estate - 1 to 4 family	225	7.83%	71	6.82%	86	5.42%	37	5.77%	23	9.26%
Loans to individuals	27	0.96%	22	1.04%	17	1.59%	27	2.16%	17	3.39%
Home equity lines of credit	155	5.38%	71	5.94%	57	6.87%	39	7.12%	12	5.60%

Total allocated	2,870	100.00%	2,217	100.00%	1,716	100.00%	1,160	100.00%	460	100.00%
Unallocated	183		143		129		163		127

Total	$3,053		$2,360		$1,845		$1,323		$587

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The table below presents information regarding the changes in our allowance for loan/losses at or for the years indicated.

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans outstanding at the end of the year	$244,620	$181,532	$118,653	$84,256	$33,526

Average loans outstanding during the year	$212,205	$139,095	$100,701	$57,581	$15,545

Allowance for loan losses at beginning of year	$2,360	$1,845	$1,323	$587	$—
Provision for loan losses	920	690	546	836	587

	3,280	2,535	1,869	1,423	587

Loans charged off:
Real estate loans	(82)	(171)	(24)	(100)	—
Commercial and industrial loans	(183)	(4)	—	—	—
Installment loans	(13)	—	—	—	—

Total charge-offs	(278)	(175)	(24)	(100)	—

Recoveries of loans previously charged off:
Real estate loans	—	—	—	—	—
Commercial and industrial loans	50	—	—	—	—
Installment loans	1	—	—	—	—

Total recoveries	51	—	—	—	—

Net charge-offs	(227)	(175)	(24)	(100)	—

Allowance for loan losses at end of year	$3,053	$2,360	$1,845	$1,323	$587

Ratios:
Nonperforming loans to period-end loans	0.11%	0.55%	0.09%	0.03%	0.00%
Allowance for loan losses as a percent of loans at end of year	1.25%	1.30%	1.55%	1.57%	1.75%
Net charge-offs as a percentage of average loans	0.11%	0.13%	0.02%	0.17%	0.00%

Deposits

Our deposits are the primary source of our funds for loans. Our deposit strategy is to raise our deposits in our market area through relationship banking. We believe that the great majority of our deposits are from individuals and entities located in our market area.

The table below presents information on our deposits for the years presented.

	For the Year Ended December 31,
	2004		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Savings, NOW and money market	$98,714	1.55%	$63,363	1.53%	$42,867	2.11%
Time deposits over $100,000	28,651	2.96%	25,605	3.19%	19,638	4.08%
Other time deposits	45,573	2.59%	38,819	2.93%	27,810	3.97%

Total interest-bearing deposits	172,938	2.06%	127,787	2.29%	90,315	3.11%
Non-interest-bearing deposits	57,327	—	52,186	—	38,287	—

Total deposits	$230,265	1.55%	$179,973	1.63%	$128,602	2.18%

The following table presents the amounts and maturities of deposits with balances of $100,000 or more at December 31, 2004:

At December 31, 2004
(In thousands)
Remaining maturity:
Less than three months	$7,706
Three to six months	5,840
Six to twelve months	4,114
Over twelve months	11,540

Total	$29,200

Borrowings

The following table sets forth certain information regarding our short-term borrowings for the dates indicated.

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased
Balance outstanding at end of period	$8,273	$15,911	$4,892
Maximum amount outstanding at any month end during the period	16,184	15,911	5,898
Average balance outstanding	12,005	6,992	4,815
Weighted-average interest rate during the period	1.96%	0.90%	1.31%
Weighted-average interest rate at end of period	1.66%	1.25%	1.20%

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

The tables below present information on our investment portfolio at the dates indicated.

	At December 31, 2004
	Amortized cost	Gross Unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$11,955	$2	$95	$11,862
State and municipal securities	2,472	2	—	2,474
Mortgage-backed securities	21,259	32	256	21,035

Total securities available for sale	$35,686	$36	$351	$35,371

	At December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government treasury	$989	$2	$—	$991
U. S. government securities and obligations of U.S. governmental agencies	13,288	44	45	13,287
State and municipal securities	2,000	—	—	2,000
Mortgage-backed securities	25,887	132	415	25,604

Total securities available for sale	$42,164	$178	$460	$41,882

The amortized cost and fair values of securities available for sale at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Weighted Average/ Yield
	(Dollars in thousands)
Securities available for sale:

U.S. government agencies
Due within one year	$6,522	$6,484	1.90%
Due after one but within five years	5,433	5,378	2.36%
	11,955	11,862	2.11%

State and local governments Due after ten years	2,472	2,474	1.50%

Mortgage-backed securities
Due within one year	—	—	0.00%
Due after one but within five years	1,783	1,811	3.72%
Due after five but within ten years	998	972	2.53%
Due after ten years	18,478	18,252	3.28%

	21,259	21,035	3.28%

Total securities available for sale
Due within one year	6,522	6,484	1.90%
Due after one but within five years	7,216	7,189	2.70%
Due after five but within ten years	998	972	2.53%
Due after ten years	20,950	20,726	3.07%

	$35,686	$35,371	2.77%

Contractual Obligations and Commitments

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows, as well as commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. To meet the financing needs of our customers, we issue various financial instruments, such as lines of credit, loan commitments and standby letters of credit. These instruments either are not recorded on our balance sheet or are recorded on our balance sheet in amounts that differ from the full contract or notional amounts. These instruments involve varying elements of market, credit and liquidity risk. See Note L to our consolidated financial statements for more information regarding these commitments and contingent liabilities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, or SPEs, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we were not involved in any unconsolidated SPE transactions.

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

Item 7. Financial Statements and Supplementary Data.

The information required by this Item is found beginning at page F-1 of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

(a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) There has been no change during the last fiscal quarter in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item concerning our directors and executive officers is incorporated by reference from the sections captioned “Proposal No. 1 - Election of Directors”, “Other Information – Other Directors” and “Executive Officers” contained in our proxy statement related to the 2005 Annual Meeting of Shareholders scheduled to be held on May 10, 2005. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of our proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the Nasdaq listing standards. Our Board of Directors also has determined that Mr. Jack M. Stancil is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-B.

Our Board of Directors has adopted a code of ethics for our Chief Executive Officer, Chief Financial Officer and any other senior accounting officer or other persons performing similar functions. We will provide copies of our code of ethics without charge upon request. To obtain a copy of our code of ethics, please send your written request to North State Bancorp, 4270 The Circle at North Hills, Raleigh, North Carolina 27609, Attention: Stacey Koble.

Since the date of our proxy statement for our 2004 Annual Meeting of Shareholders, we have not made any material change to the procedures by which our shareholders may recommend nominees to our Board of Directors. Those procedures are discussed under the section captioned “Director Nominations” in our proxy statement for the 2005 Annual Meeting of Shareholders.

Item 10. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation”, “Employment Agreements” and “Director Compensation” contained in our proxy statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Management and Certain Beneficial Owners” contained in our proxy statement and in Part II, Item 5 of this report.

Item 12. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Transactions” contained in our proxy statement.

Item 13. Exhibits.

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

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Report of the Audit Committee” contained in our proxy statement.

NORTH STATE BANCORP & SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

North State Bancorp

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of North State Bancorp and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North State Bancorp and subsidiary at December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

February 22, 2005

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands, except share and per share data)
ASSETS
Cash and due from banks	$4,015	$13,028
Interest-earning deposits with banks (Note H)	1,345	768
Federal funds sold	19,388	8,683
Investment securities available for sale, at fair value (Note C)	35,371	41,882

Loans (Notes D and H)	244,620	181,532
Less allowance for loan losses (Note E)	3,053	2,360

NET LOANS	241,567	179,172

Accrued interest receivable	890	697
Stock in the Federal Home Loan Bank of Atlanta, at cost	769	393
Premises and equipment (Note F)	4,244	3,419
Other assets (Note I)	1,953	978

TOTAL ASSETS	$309,542	$249,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$73,748	$57,107
Savings, money market and NOW	113,687	86,822
Time (Note G)	81,698	64,619

TOTAL DEPOSITS	269,133	208,548

Accrued interest payable	878	684
Short-term borrowings (Note H)	14,273	15,911
Long-term debt (Note H)	5,155	6,000
Accrued expenses and other liabilities (Note N)	1,189	363

TOTAL LIABILITIES	290,628	231,506

Commitments (Notes F and L)

Shareholders’ equity (Notes K and N):
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized; 2,366,041 and 2,051,684 issued and outstanding at December 31, 2004 and 2003, respectively	2,366	2,052
Additional paid-in capital	14,110	14,379
Accumulated earnings	2,634	1,258
Accumulated other comprehensive loss	(196)	(175)

TOTAL SHAREHOLDERS’ EQUITY	18,914	17,514

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$309,542	$249,020

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$11,383	$8,020
Investments:
Taxable	1,000	952
Tax-exempt	18	33
Federal funds sold and deposits in other banks	175	181
Other	23	27

TOTAL INTEREST INCOME	12,599	9,213

INTEREST EXPENSE
Money market, NOW and savings deposits	1,529	970
Time deposits	2,030	1,955
Short-term borrowings	307	63
Long-term debt	269	263

TOTAL INTEREST EXPENSE	4,135	3,251

NET INTEREST INCOME	8,464	5,962

PROVISION FOR LOAN LOSSES (Note E)	920	690

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,544	5,272

NON-INTEREST INCOME (Note J)	1,035	996

NON-INTEREST EXPENSE
Salaries and employee benefits	3,633	2,761
Occupancy and equipment (Note F)	801	642
Other (Note J)	1,931	1,450

TOTAL NON-INTEREST EXPENSE	6,365	4,853

INCOME BEFORE INCOME TAXES	2,214	1,415

INCOME TAXES (Note I)	838	436

NET INCOME	$1,376	$979

NET INCOME PER COMMON SHARE
Basic	$.58	$.42

Diluted	$.55	$.40

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,362,798	2,344,606

Diluted	2,516,289	2,438,782

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common stock		Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2002	1,843,931	$1,844	$14,396	$279	$128	$16,647

Comprehensive income:
Net income	—	—	—	979	—	979
Unrealized holding losses on available for sale securities	—	—	—	—	(303)	(303)

Total comprehensive income						676

11-for-10 stock split effected in the form of a stock dividend	186,699	187	(187)	—	—	—
Stock options exercised	21,054	21	170	—	—	191

Balance at December 31, 2003	2,051,684	2,052	14,379	1,258	(175)	17,514

Comprehensive income:
Net income	—	—	—	1,376	—	1,376
Unrealized holding losses on available for sale securities	—	—	—	—	(21)	(21)

Total comprehensive income						1,355

23-for-20 stock split effected in the form of a stock dividend	308,928	309	(309)	—	—	—

Stock options exercised	5,429	5	40	—	—	45

Balance at December 31, 2004	2,366,041	$2,366	$14,110	$2,634	$(196)	$18,914

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,376	$979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	356	282
Net amortization of premiums on investment securities	125	503
Provision for loan losses	920	690
Deferred income taxes	(242)	(135)
Realized loss on sales of investment securities available for sale	—	3
Realized loss on disposals of premises and equipment	—	4
Change in assets and liabilities:
Increase in accrued interest receivable	(193)	(139)
Increase in other assets	(202)	(187)
Increase in accrued interest payable	194	40
Increase (decrease) in accrued expenses and other liabilities	826	(501)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,160	1,539

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(13,667)	(42,499)
Proceeds from maturities and repayments of investment securities available for sale	17,399	30,022
Proceeds from sales of investment securities available for sale	2,620	1,349
Net increase in loans	(63,836)	(63,172)
Purchase of Federal Home Loan Bank stock	(376)	(93)
Purchases of premises and equipment	(1,178)	(2,571)
Proceeds from disposal of premises and equipment	—	543
Proceeds from sale of foreclosed assets	—	118

NET CASH USED BY INVESTING ACTIVITIES	(59,038)	(76,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	60,585	42,117
Net change in short-term borrowings	(7,638)	11,019
Net change in long-term debt	5,155	—
Net proceeds from issuance of common stock	45	191

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,147	53,327

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,269	(21,437)

CASH AND CASH EQUIVALENTS, BEGINNING	22,479	43,916

CASH AND CASH EQUIVALENTS, ENDING	$24,748	$22,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,905	$3,211
Income taxes paid	741	1,199

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized loss on investment securities available for sale, net	$(21)	$(303)
Transfer of loans to foreclosed assets	521	118

See accompanying notes.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of North State Bancorp and its wholly owned subsidiary North State Bank. All significant intercompany transactions and balances are eliminated in consolidation. North State Bancorp and its subsidiary are collectively referred to herein as the “Company.”

During 2004, the Company formed North State Statutory Trust I (the “Trust”), a wholly owned subsidiary, which was formed in order to facilitate the issuance of trust preferred securities. The Trust has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company. In addition, the Company adopted FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities that resulted in the deconsolidation of the trust preferred subsidiary. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trust were included in long-term debt and the Company’s equity interest in the trust were included in other assets. The deconsolidation of the trust did not materially impact net income.

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

December 31, 2004 and 2003

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired.

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

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

At December 31, 2004, the Company had two stock-based compensation plans, which are more fully described in Note N. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2004 and 2003, the Company’s net income and net income per share would have changed to the pro forma amounts indicated as follows:

	2004	2003
	(Amounts in thousands)
Net income:
As reported	$1,376	$979
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(153)	(141)

Pro forma	$1,223	$838

Basic net income per share:
As reported	$0.58	$0.41
Pro forma	0.52	0.35

Diluted net income per share:
As reported	$0.55	$0.40
Pro forma	0.49	0.34

Earnings Per Common Share

During 2004 the Company issued a twenty-three for twenty stock split effected in the form of a 15% stock dividend and in 2003 the Company issued an eleven for ten stock split effected in the form of a 10% stock dividend. All references in these financial statements to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits.

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

	2004	2003
Weighted average number of common shares used in computing basic net income per share	2,362,798	2,344,606

Effective of dilutive stock options	153,491	94,176

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,516,289	2,438,782

For the year ended December 31, 2004, there were 464 of antidilutive shares because the exercise price of the options exceeded the average market price of the Company’s common stock for the year. These options were granted in 2004 and adjusted for the period outstanding. There were no antidilutive shares for the year ended December 31, 2003.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

The components of other comprehensive loss and related tax effects are as follows:

	2004	2003
	(Amounts in thousands)
Unrealized holding losses on available for sale securities	$(33)	$(493)
Tax effect	12	188
Reclassification of losses recognized in net income	—	3
Tax effect	—	(1)

Other comprehensive loss	$(21)	$(303)

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

Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004 and 2003 would have decreased by approximately $153,000, and $141,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

Reclassification

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$11,955	$2	$95	$11,862
State and municipal securities	2,472	2	—	2,474
Mortgage-backed securities	21,259	32	256	21,035

	$35,686	$36	$351	$35,371

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government treasury	$989	$2	$—	$991
U.S. government securities and obligations of U.S. government agencies	13,288	44	45	13,287
State and municipal securities	2,000	—	—	2,000
Mortgage-backed securities	25,887	132	415	25,604

	$42,164	$178	$460	$41,882

The following tables show the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity.

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$9,468	$52	$2,083	$43	$11,551	$95
Mortgage-backed securities	8,614	88	8,189	168	16,803	256

Total temporarily impaired securities	$18,082	$140	$10,272	$211	$28,354	$351

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

	2003
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

The amortized cost and fair values of securities available for sale at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due within one year	$6,522	$6,484
Due after one but within five years	7,217	7,189
Due after five but within ten years	998	972
Due after ten years	20,949	20,726

	$35,686	$35,371

Securities with a carrying value of $19.4 million and $12.2 million at December 31, 2004 and 2003, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

Proceeds from the sale of an investment security of $2.6 million in 2004 resulted in a gain of $495. Proceeds from sales of investment securities of $1.3 million in 2003 resulted in gross losses of $3,000.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE D - LOANS

Following is a summary of loans:

	At December 31,
	2004		2003
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Commercial	$174,107	71.12%	$137,385	75.64%
Real estate - construction	35,987	14.70%	19,162	10.55%
Real estate - 1-4 family mortgage	19,170	7.83%	12,392	6.82%
Loans to individuals	2,359	0.96%	1,897	1.04%
Home equity lines of credit	13,189	5.39%	10,807	5.95%

Subtotal	244,812	100.00%	181,643	100.00%

Unamortized net deferred loan fees	(192)		(111)

Total loans	$244,620		$181,532

Loans are primarily made in Wake County, North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by local economic conditions.

Impaired loans consist entirely of nonaccrual loans, which aggregated $260,000 and $1.0 million at December 31, 2004 and 2003, respectively, with related allowances for loan losses of $39,000 and $150,000 at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003 was $648,000 and $496,000, respectively. For the years ended December 31, 2004 and 2003, the interest income the Company recognized from impaired loans during the portion of the year that they were impaired was not material.

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

Balance at December 31, 2003	$13,479
Additional borrowings	6,589
Loan repayments	(6,523)

Balance at December 31, 2004	$13,545

At December 31, 2004, the Company had pre-approved but unused lines of credit totaling $412,000 to executive officers, directors and their affiliates.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE E - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2004 and 2003 follows:

	2004	2003
	(Amounts in thousands)
Beginning balance	$2,360	$1,845

Provision for loan losses	920	690

Charge-offs	(278)	(175)
Recoveries	51	—

Net charge-offs	(227)	(175)

Ending balance	$3,053	$2,360

NOTE F - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Land	$1,266	$1,200
Buildings	1,971	768
Leasehold improvements	242	242
Furniture, fixtures and equipment	1,652	1,290
Construction in process	112	730

	5,243	4,230
Accumulated depreciation	(999)	(811)

Total	$4,244	$3,419

Depreciation and amortization amounting to $353,000 in 2004 and $282,000 in 2003 is included in occupancy and equipment expense.

During 2004, the Company entered into a 10 year lease for a 12,000 square foot building to be used as the Company’s corporate headquarters and a new branch office. The new location is part of the North Hills redevelopment project in Raleigh NC. As part of the construction, the Company will incur approximately $355,000 in leasehold improvement costs. None of these costs had been incurred as of December 31, 2004. The expected completion date of the office opening is during the first quarter of 2005.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE F - PREMISES AND EQUIPMENT (Continued)

The Company leases office facilities under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year ending December 31:

2005	$603
2006	555
2007	411
2008	385

$1,954

Total rental expense under operating leases for the years ended December 31, 2004 and 2003 amounted to $216,000 and $201,000, respectively. Rent expense is included in occupancy and equipment expenses.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was approximately $29.2 million and $27.2 million, respectively.

At December 31, 2004, the scheduled maturities of time deposits were as follows:

	Less than $100,000	$100,000 or more	Total

	(Amounts in thousands)
2005	$41,891	$17,660	$59,551
2006	7,064	6,839	13,903
2007	2,002	3,036	5,038
2008	1,217	1,523	2,740
2009	324	142	466

	$52,498	$29,200	$81,698

NOTE H - BORROWINGS

Short-term Borrowings

At December 31, 2004 and 2003, the Company had a $6.0 million advance from the Federal Home Loan Bank of Atlanta. This advance matures on January 28, 2005 and bears a fixed interest rate of 4.38%. This advance is classified as a short-term debt in 2004 and long-term debt in 2003 in the accompanying consolidated balance sheets. Under collateral agreements with the Federal Home Loan Bank at December 31, 2004, this advance is secured by loans with a carrying value of $26.4 million.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE H - BORROWINGS (Continued)

In addition to the above advance, the Company also had repurchase agreements outstanding in the amount of $8.3 million and $15.9 million at December 31, 2004 and 2003, respectively. Securities sold under agreements to repurchase generally mature with one to four days from the transaction date and are collateralized by U.S. Government Agency obligations. These repurchase agreements are due within one year and are classified as short-term borrowings in the accompanying consolidated balance sheets.

As of December 31, 2004 the Company had available lines of credit totaling approximately $28.0 million with various financial institutions for borrowing on a short-term basis, with no amounts outstanding at that date. These lines are subject to annual renewals with varying interest rates.

Long-term Debt

The Company issued $5.2 million of junior subordinated debentures to the Trust in exchange for the proceeds of trust preferred securities issued by Trust. The Trust is wholly owned by the Company. The junior subordinated deferrable interest debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets.

The junior subordinated debentures pay interest quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.79%. The debentures are redeemable on July 17, 2009 or afterwards, in whole or in part, on any January 17, April 17, July 17, or October 17. Redemption is mandatory at April 17, 2034. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities presently qualify as Tier 1 regulatory capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2004.

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(Amounts in thousands)
Current tax expense:
Federal	$895	$578
State	185	84

	1,080	662

Deferred tax provision:
Federal	(181)	(112)
State	(61)	(23)

	(242)	(135)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	838	527
Decrease in valuation allowance	—	(91)

Net provision for income taxes	$838	$436

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE I - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2004	2003
	(Amounts in thousands)
Expected income tax expense	$753	$481

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	82	40
Adjustment to deferred tax asset valuation allowance	—	(91)
Other permanent differences	3	6

Provision for income taxes	$838	$436

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2004 and 2003 are as follows:

	2004	2003
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$975	$724
Pre-opening costs and expenses	18	60
Deferred compensation	175	78
Unrealized loss on available for sale securities	119	107
Other	12	11

Total deferred tax assets	1,299	980

Deferred tax liabilities relating to:
Deferred loan origination fees	(93)	(72)
Property and equipment	(117)	(74)

Total deferred tax liabilities	(210)	(146)

Net recorded deferred tax asset included in other assets	$1,089	$834

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(Amounts in thousands)
Mortgage origination fees	$311	$428
Service charges and fees on deposit accounts	588	499
Loss on sale of investment securities	—	(3)
Other	136	72

Total non-interest income	$1,035	$996

The major components of other non-interest expense for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(Amounts in thousands)
Professional fees	$230	$173
Postage, printing and office supplies	145	122
Advertising and promotion	184	104
Data processing and other outsourced services	319	293
Bankcard expenses	252	185
Other	801	573

Total non-interest expense	$1,931	$1,450

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

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE K - REGULATORY MATTERS (Continued)

As of December 31, 2004 and 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2004 and 2003, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well Capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2004:

Total Capital (to Risk - Weighted Assets)	$26,918	11.01%	$19,572	8.00%	$24,464	10.00%
Tier I Capital (to Risk - Weighted Assets)	23,865	9.76%	9,786	4.00%	14,679	6.00%
Tier I Capital (to Average Assets)	23,865	7.94%	12,016	4.00%	15,020	5.00%

As of December 31, 2003:

Total Capital (to Risk - Weighted Assets)	$19,994	10.85%	$14,742	8.00%	$18,427	10.00%
Tier I Capital (to Risk - Weighted Assets)	17,689	9.60%	7,371	4.00%	11,056	6.00%
Tier I Capital (to Average Assets)	17,689	7.87%	8,995	4.00%	11,244	5.00%

The Company is also subject to these requirements. At December 31, 2004, the Company’s total capital risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.10%, 9.86% and 8.03%, respectively.

NOTE L - OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE L - OFF-BALANCE SHEET RISK (Continued)

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2004 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit	$38,438
Undisbursed lines of credit	11,069
Standby letters of credit	1,251

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003.

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and due from banks	$4,015	$4,015	$13,028	$13,028
Interest-earning deposits with banks	1,345	1,345	768	768
Federal funds sold	19,388	19,388	8,683	8,683
Investment securities available for sale	35,371	35,371	41,882	41,882
Loans, net	241,567	240,189	179,172	178,874
Accrued interest receivable	890	890	697	697
Stock in the Federal Home Loan Bank	769	769	393	393

Financial liabilities:
Deposits	$269,133	$268,694	$208,548	$209,335
Short-term borrowings	14,273	14,284	15,911	15,911
Long-term debt	5,155	5,155	6,000	6,171
Accrued interest payable	878	878	684	684

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Option Plans

During 2000 the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the Bank’s holding company reorganization. In 2003, the Company adopted, with shareholder approval, the 2003 Stock Plan. The 2003 Stock Plan replaced the two prior plans. All shares available for issuance under the prior plans, plus any shares covered by outstanding options that are forfeited under the prior plans, were transferred to the 2003 Plan. An aggregate of 459,195 shares of the Company’s common stock is reserved for options. Certain of the options granted to directors in 2000 vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2004 and 2003, adjusted for the effects of the twenty-three-for-twenty stock split effected in the form of a 15% stock dividend in 2004 and adjusted for the effects of the eleven-for-ten stock split effected in the form of a 10% stock dividend in 2003, is as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Option Plans (Continued)

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2002	29,150	431,574	$7.20	235,445	$7.19
Options granted	(14,548)	14,548	8.70	—	—
Options vesting	—	—	—	63,877	7.22
Option exercised	—	(26,633)	7.19	(26,633)	7.19
Options forfeited	24,270	(24,270)	7.19	(2,606)	7.19

At December 31, 2003	38,872	395,219	7.26	270,083	7.20
Options granted	(23,148)	23,148	14.01	—	—
Options vesting	—	—	—	58,503	7.28
Option exercised	—	(6,243)	7.19	(6,243)	7.19
Options forfeited	4,413	(4,413)	7.63	(1,219)	7.19

At December 31, 2004	20,137	407,711	$7.64	321,124	$7.21

The weighted average remaining life of options outstanding at December 31, 2004 is 7.8 years. The range of exercise prices for options outstanding at December 31, 2004 is $7.19 to $14.50. Information pertaining to options outstanding at December 31, 2004 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable
$7.19 - $8.70	384,851	321,124
$13.91 - $14.50	22,860	—

Outstanding at end of year	407,711	321,124

The estimated per share fair value of options granted, together with the assumptions used in estimating those fair values, are displayed below:

	2004	2003
Estimated fair value of options granted	$4.22	$3.73

Assumptions in estimating option values:
Risk-free interest rate	3.81%	3.50%
Dividend yield	0.00%	0.00%
Volatility	25.00%	25.00%
Expected life	10 years	10 years

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

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

Deferred Compensation Plan for Directors

In December 2001, the Company implemented a non-qualifying deferred compensation plan for outside directors. Under the plan, a participating director may elect to defer receipt of all or a portion of his or her director fees that would otherwise be payable in cash. At the end of each calendar year, the fees electively deferred during the year are converted, using a formula based upon 125% of the dollar amount of fees deferred and the average closing price of the Company’s common stock for the 20 trading days preceding January 1, into a hypothetical number of shares (the “phantom shares”) credited to the participating director’s account. The then current value of all phantom shares accumulated under the plan is payable to the participating director, or to his or her designated beneficiary, upon retirement, disability or death. Provisions of $257,000 in 2004 and $123,000 in 2003 were expensed to provide for future obligations payable under this plan.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE O - PARENT COMPANY FINANCIAL DATA

Following are the condensed financial statements of North State Bancorp as of and for the years ended December 31, 2004 and 2003:

Condensed Statements of Financial Condition

December 31, 2004 and 2003

(Amounts in thousands)

	2004	2003
Assets
Cash	$209	$—
Investment in North State Bank	23,670	17,514
Investment in North State Statutory Trust I	155	—
Other Assets	47	—

Total assets	$24,081	$17,514

Liabilities and Shareholders’ Equity Liabilities:
Other liabilities	$12	$—
Junior subordinated debentures	5,155	—

Total liabilities	5,167	—

Shareholders’ equity:
Common stock	2,366	2,052
Additional paid-in capital	14,110	14,379
Retained earnings	2,634	1,258
Accumulated other comprehensive loss	(196)	(175)

Total shareholders’ equity	18,914	17,514

Total liabilities and shareholders’ equity	$24,081	$17,514

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE O - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations

Years Ended December 31, 2004 and 2003

(Amounts in thousands)

	2004	2003
Equity in earnings of subsidiary	$1,551	$979
Interest income	2	—
Interest expense	(182)	—
Other income	5	—

Net income	$1,376	$979

Condensed Statements of Cash Flows

Years Ended December 31, 2004 and 2003

(Amounts in thousands)

	2004	2003
Cash flows from operating activities:
Net income	$1,376	$979
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	3	—
Equity in earnings of North State Bank	(1,551)	(979)
Changes in assets and liabilities:
Increase in other assets	(50)	—
Increase in other liabilities	12	—

Net cash used in operating activities	(210)	—

Cash flows from investing activities:
Investment in North State Bank	(4,626)	(191)
Investment in North State Statutory Trust I	(155)	—

Net cash used in investing activities	(4,781)	(191)

Cash flows from financing activities:
Issuance of junior subordinated debentures	5,155	—
Proceeds from stock options exercised	45	191

Net cash provided from financing activities	5,200	191

Net increase in cash and cash equivalents	209	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$209	$—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: March 28, 2005	By:	/s/ Larry D. Barbour
Larry D. Barbour, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Larry D. Barbour Larry D. Barbour	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2005

/s/ Kirk A. Whorf Kirk A. Whorf	Chief Financial Officer (principal financial and accounting officer)	March 28, 2005

/s/ Forrest H. Ball Forrest H. Ball	Director	March 28, 2005

James C. Branch	Director	March , 2005

/s/ Charles T. Francis Charles T. Francis	Director	March 28, 2005

/s/ Glenn Futrell Glenn Futrell	Director	March 28, 2005

/s/ C. Thomas Hendrickson C. Thomas Hendrickson	Director	March 28, 2005

/s/ Jeanette W. Hyde Jeanette W. Hyde	Director	March 28, 2005

S-1

/s/ J. Keith Keener J. Keith Keener	Director	March 28, 2005

/s/ Burley B. Mitchell, Jr. Burley B. Mitchell, Jr.	Director	March 28, 2005

/s/ Barry W. Partlo Barry W. Partlo	Director	March 28, 2005

/s/ Gary H. Pendleton Gary H. Pendleton	Director	March 28, 2005

/s/ W. Harold Perry W. Harold Perry	Director	March 28, 2005

/s/ Nutan T. Shah Nutan T. Shah	Director	March 28, 2005

/s/ Fred J. Smith, Jr. Fred J. Smith, Jr.	Director	March 28, 2005

/s/ Jack M. Stancil Jack M. Stancil	Director	March 28, 2005

/s/ George C. Venters George C. Venters	Director	March 28, 2005

S-2