Form 10QSB
period 2005-03-31
NORTH STATE BANCORP
filed 2005-05-13
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number - 000-49898

NORTH STATE BANCORP

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	65-1177289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4270 THE CIRCLE AT NORTH HILLS, RALEIGH, NORTH CAROLINA 27609

(Address of principal executive office)

(919) 787-9696

(Issuer’s telephone number)

6200 FALLS OF NEUSE ROAD, RALEIGH, NORTH CAROLINA 27609

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 13, 2005, 2,368,041 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004*
	(In thousands)
ASSETS

Cash and due from banks	$10,864	$4,015
Interest-earning deposits with banks	1,602	1,345
Federal funds sold	15,769	19,388
Investment securities available for sale, at fair value	34,215	35,371
Loans	255,374	244,620
Allowance for loan losses	3,282	3,053

NET LOANS	252,092	241,567

Accrued interest receivable	975	890
Stock in the Federal Home Loan Bank of Atlanta, at cost	498	769
Premises and equipment, net	4,417	4,244
Other assets	1,564	1,953

TOTAL ASSETS	$321,996	$309,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$83,542	$73,748
Savings, money market and NOW	117,080	113,687
Time deposits	85,542	81,698

TOTAL DEPOSITS	286,164	269,133

Accrued interest payable	1,123	878
Short-term borrowings	9,325	14,273
Long-term debt	5,155	5,155
Accrued expenses and other liabilities	1,022	1,189

TOTAL LIABILITIES	302,789	290,628

Commitments (Note B)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 2,366,041 and 2,366,041 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2,366	2,366
Additional paid-in capital	14,110	14,110
Accumulated earnings	3,080	2,634
Accumulated other comprehensive loss	(349)	(196)

TOTAL STOCKHOLDERS’ EQUITY	19,207	18,914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,996	$309,542

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$3,673	$2,445
Investments	255	272
Federal funds sold and interest-bearing deposits	58	25

TOTAL INTEREST INCOME	3,986	2,742

INTEREST EXPENSE
Money market, NOW and savings deposits	533	324
Time deposits	597	471
Short-term borrowing	57	40
Long-term borrowings	71	65

TOTAL INTEREST EXPENSE	1,258	900

NET INTEREST INCOME	2,728	1,842

PROVISION FOR LOAN LOSSES	215	221

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,513	1,621

NON-INTEREST INCOME
Mortgage origination fees	95	68
Service charges and fees on deposit accounts	169	130
Other	8	9

TOTAL NON-INTEREST INCOME	272	207

NON-INTEREST EXPENSE
Salaries and employee benefits	1,070	738
Occupancy and equipment	297	169
Professional fees	107	46
Postage, printing and office supplies	33	38
Advertising and promotions	42	49
Data processing and other outsourced services	88	78
Other	433	319

TOTAL NON-INTEREST EXPENSE	2,070	1,437

INCOME BEFORE INCOME TAXES	715	391

INCOME TAXES	269	148

NET INCOME	$446	$243

NET INCOME PER COMMON SHARE
Basic	$.19	$.10

Diluted	$.17	$.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,366,041	2,359,437

Diluted	2,567,735	2,521,443

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$446	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	70
Net amortization of discounts on investment securities	31	20
Provision for loan losses	215	221
Loss (gain) on sale of investment available for sale	(3)	—
Change in assets and liabilities:
Increase in accrued interest receivable	(85)	(17)
Increase in other assets	(38)	(247)
Increase (decrease) in accrued interest payable	245	(4)
Increase (decrease) in accrued expenses and other liabilities	(167)	186

NET CASH PROVIDED BY OPERATING ACTIVITIES	749	472

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(2,003)	(3,504)
Proceeds from maturities and repayments of investment securities available for sale	2,000	7,547
Proceeds from sales of investment securities available for sale	884	—
Purchases of premises and equipment	(278)	(504)
Net increase in loans	(10,740)	(16,240)
Proceeds from sale of foreclosed assets	521	—
Redemption of Federal Home Loan Bank Stock	271	—

NET CASH USED BY INVESTING ACTIVITIES	(9,345)	(12,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,031	29,899
Net Decrease in short-term borrowings	(4,948)	(3,259)
Net increase in long-term debt	—	5,155

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,083	31,795

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,487	19,566
CASH AND CASH EQUIVALENTS, BEGINNING	24,748	22,479

CASH AND CASH EQUIVALENTS, ENDING	$28,235	$42,045

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2005 and for the three-month period ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At March 31, 2005, loan commitments were as follows (in thousands):

Commitments to extend credit	$40,623
Undisbursed lines of credit	10,705
Letters of credit	1,096

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$446	$243

Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	(247)	327
Tax effect	94	(124)

Total comprehensive income	$293	$446

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three months ended March 31, 2005 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$446	$243
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(40)	(37)

Pro forma	$406	$206

Basic earnings per share:
As reported	$.19	$.10
Pro forma	.17	.09

Diluted earnings per share:
As reported	$.17	$.10
Pro forma	.16	.08

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

On September 23, 2004, the Board of Directors of the Company declared a 23-for-20 stock split of the Company’s common stock. The stock split was effected as a 15% stock dividend. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2005	2004
Weighted average number of common shares used in computing basic net income per share	2,366,041	2,359,437
Effect of dilutive stock options	201,694	162,006

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,567,735	2,521,443

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through five locations, its main office in the North Hills section of Raleigh, North Carolina, one branch office in North Raleigh, North Carolina, one branch office in West Raleigh, North Carolina, one branch office in Garner, North Carolina and one loan production office in Wakefield, North Carolina.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets at March 31, 2005 were $322.0 million compared to $309.5 million at December 31, 2004, an increase of $12.5 million, or 4.0%. Earning assets increased $6.2 million, or 2.1%, while loans, the largest component of our earning assets, increased $10.8 million, or 4.4%, from December 31, 2004. This growth was funded by increases in deposits of $17.0 million, or 6.3%.

Loan demand remained good during the first three months of 2005, however several large loan maturities and subsequent payoffs muted loan growth on the balance sheet. Investments declined $1.2 million as maturing investments were reinvested in loans. Fed funds decreased $3.6 million over the year ended December 31, 2004. Due from banks grew $6.8 million as check clearings picked up from the previous period.

Noninterest-bearing deposits grew $9.8 million, or 13.3% while interest-bearing deposits grew by $3.4 million, or 3.0%, during the three months ended March 31, 2005. Certificates of deposit grew $3.8 million during the first quarter. Deposit growth was the result of new customer relationships as well as expanding existing relationships.

Although we also use borrowings to support balance sheet management and growth, during the three months ended March 31, 2005, short-term borrowings decreased $4.9 million because we paid off a $6.0 million Federal Home Loan Bank advance.

Total stockholders’ equity increased $293,000 from $18.9 million at December 31, 2004 to $19.2 million at March 31, 2005. The increase resulted primarily from net income during the period of $446,000 with an offsetting increase of accumulated other comprehensive loss of $153,000. This unrealized loss is associated with the mark to market of the Bank’s investment portfolio during a rising interest rate environment.

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

For the three months ended March 31, 2005, net income was $446,000, or $.17 per diluted share. This compares to $243,000, or $.10 per diluted share for same period in 2004.

The increase in earnings was driven by an increasing net interest margin which increased 70 basis points to 3.81% during the first quarter of 2005 when compared to the first quarter of 2004. This higher margin resulted from two factors. First, the overall level of and increase in interest rates contributed as the Bank’s assets reprice faster than its liabilities. The second factor was a higher loan to deposit ratio, 89.2% for the recently completed quarter, compared to 82.3% during the quarter ended March 31, 2004. These two factors combined to increase net interest income by $892,000 or 48.6% over the quarter ended March 31, 2004.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $215,000 during the three months ended March 31, 2005 as compared with $221,000 for the same period in 2004. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $10.8 million in the three months ended March 31, 2005 and by $16.2 million in the three months ended March 31, 2004. The allowance for loan losses was $3.3 million at March 31, 2005 and $3.1 million at December 31, 2004, representing 1.29% and 1.25% of loans outstanding at each date, respectively.

For the three months ended March 31, 2005, non-interest income increased $65,000 to $272,000 from $207,000 for the same period in the prior year. Increased account service charges and merchant credit card fees associated with growing deposit accounts increased $39,000 or 30.0% for the period ended March 31, 2005. The remaining increase was in mortgage fees which increased $27,000 or 39.7% to $95,000 over the same period last year as we added additional originators in the fall of 2004.

Total non-interest expense for the three months ended March 31, 2005 was $2.1 million, with salaries and benefits representing the largest expense category at $1.1 million. During the first quarter of 2005 the Bank added three new loan production officers as well as hired the full complement of office staff necessary to open our new corporate headquarters and branch office in the new North Hills in Raleigh. In both cases, these are investments in our future as these new employees should allow the Bank to continue to grow in what we believe is a very attractive market.

Occupancy and equipment costs increased $128,000 for the most recently completed quarter when compared to the same period last year. These costs represent the additional facilities opened in the last twelve-month period. Specifically, our West Raleigh office opened in April of 2004 and our North Hills office opened in March of 2005. Professional fees increased $61,000 during the quarter ending March 31, 2005 when compared to the same quarter in 2004. This represents the increasing costs of Sarbanes-Oxley compliance in addition to outsourcing our credit review function.

Other non-interest expense increased $115,000 during the first quarter of 2005 when compared with to the first quarter in 2004. Much of this increase relates to the Bank’s commitment to utilizing the June 2005 U.S. Open in Pinehurst as a major business development opportunity.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $62.5 million in liquid assets (consisting of cash and cash equivalents and investment securities) at March 31, 2005, compared with $60.1 million at December 31, 2004. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with our equity capital, funded 94.8% of total assets at March 31, 2005. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at March 31, 2005 is adequate to meet our operating needs.

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

Capital

At March 31, 2005, our equity to assets ratio was 5.96%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 8.13%, 9.53% and 10.78%, respectively. At March 31, 2005, the Bank’s equity exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we were considered to be well capitalized at the same date.

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

Part II. OTHER INFORMATION

Item 5. Other Information

In January and March, 2005, our Board of Directors adopted new director compensation levels. Effective in January, 2005, our directors will receive a $1,000 annual retainer, except for the Chairman of the Board, the Chairman of the Audit Committee, the Chairman of the Loan Committee and the Chairman of the Executive Committee who will receive annual retainers of $3,500, $3,500, $2,500 and $1,000, respectively. Directors will also receive $250 for each Board meeting held and committee members will receive for their services on a committee $350 for each Executive Committee meeting held and $250 for each committee meeting other than the Executive Committee that is held.

Item 6. Exhibits

Exhibit #	Description
10.8	Lease Agreement dated May 1, 2003 between North State Bancorp and NHMOO, LLC

10.9	Assignment and Assumption of Lease dated January 14, 2000 among North State Bank and Oberlin Investors II, LLC and Branch Banking and Trust Company.

10.10	Office Lease Agreement dated April 10, 2000 between North State Bank and Oberlin Investors II, LLC (including Amendment No. 1 dated March 29, 2001)

10.11	Director Compensation effective January 1, 2005

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: May 13, 2005	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Senior Vice President and Chief Financial Officer