Form 10QSB
period 2005-06-30
NORTH STATE BANCORP
filed 2005-08-12
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

(Address of principal executive office)

(919) 787-9696

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 3, 2005, 2,368,041 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004*
	(In thousands)
ASSETS

Cash and due from banks	$14,518	$4,015
Interest-earning deposits with banks	1,685	1,345
Federal funds sold	30,806	19,388
Investment securities available for sale, at fair value	38,089	35,371
Loans	260,814	244,620
Allowance for loan losses	3,295	3,053

NET LOANS	257,519	241,567

Accrued interest receivable	981	890
Stock in the Federal Home Loan Bank of Atlanta, at cost	644	769
Premises and equipment, net	4,765	4,244
Other assets	1,479	1,953

TOTAL ASSETS	$350,486	$309,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$94,527	$73,748
Savings, money market and NOW	130,198	113,687
Time deposits	89,054	81,698

TOTAL DEPOSITS	313,779	269,133

Accrued interest payable	942	878
Short-term borrowings	9,629	14,273
Long-term debt	5,155	5,155
Accrued expenses and other liabilities	1,092	1,189

TOTAL LIABILITIES	330,597	290,628

Commitments (Note B)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 2,368,041 and 2,366,041 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2,368	2,366
Additional paid-in capital	14,124	14,110
Accumulated earnings	3,679	2,634
Accumulated other comprehensive loss	(282)	(196)

TOTAL STOCKHOLDERS’ EQUITY	19,889	18,914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,486	$309,542

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$4,043	$2,612	$7,716	$5,057
Investments	267	256	528	528
Federal funds sold and interest-bearing deposits	111	35	164	60

TOTAL INTEREST INCOME	4,421	2,903	8,408	5,645

INTEREST EXPENSE
Money market, NOW and savings deposits	625	343	1,157	668
Time deposits	663	483	1,259	953
Short-term borrowings	49	62	107	101
Long-term debt	76	84	148	149

TOTAL INTEREST EXPENSE	1,413	972	2,671	1,871

NET INTEREST INCOME	3,008	1,931	5,737	3,774

PROVISION FOR LOAN LOSSES	165	184	380	405

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,843	1,747	5,357	3,369

NON-INTEREST INCOME
Mortgage origination fees	129	63	224	131
Service charges and fees on deposit accounts	82	85	154	152
Other	135	98	240	170

TOTAL NON-INTEREST INCOME	346	246	618	453

NON-INTEREST EXPENSE
Salaries and employee benefits	1,161	797	2,231	1,535
Occupancy and equipment	352	210	649	379
Professional fees	83	46	189	91
Postage, printing and office supplies	29	41	62	79
Data processing and other outsourced services	96	78	184	157
Advertising	64	28	105	76
Other	437	294	874	614

TOTAL NON-INTEREST EXPENSE	2,222	1,494	4,294	2,931

INCOME BEFORE INCOME TAXES	967	499	1,681	891

INCOME TAXES	368	189	637	337

NET INCOME	$599	$310	$1,044	$554

NET INCOME PER COMMON SHARE
Basic	$.25	$.13	$.44	$.23

Diluted	$.23	$.12	$.41	$.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,367,294	2,360,548	2,366,671	2,359,996

Diluted	2,558,914	2,509,006	2,561,399	2,515,712

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,044	$554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229	159
Net amortization of discounts on investment securities	56	57
Provision for loan losses	380	405
Gain on sale of investment available for sale	(3)	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(91)	(26)
(Increase) decrease in other assets	5	(263)
Increase (decrease) in accrued interest payable	64	(55)
Increase (decrease) in accrued expenses and other liabilities	(97)	232

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,587	1,063

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(8,145)	(6,490)
Proceeds from maturities and repayments of investment securities available for sale	4,352	11,170
Proceeds from sales of investment securities available for sale	884	—
Purchases of premises and equipment	(750)	(807)
Net increase in loans	(16,332)	(29,934)
Proceeds from sale of foreclosed assets	521	—
Purchase (redemption) of Federal Home Loan Bank Stock	125	(151)

NET CASH USED BY INVESTING ACTIVITIES	(19,345)	(26,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	44,646	36,638
Net decrease in short-term borrowings	(4,643)	(8,554)
Exercise of stock options	16	14
Net increase in long-term debt	—	5,155

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,019	35,253

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,261	10,104

CASH AND CASH EQUIVALENTS, BEGINNING	24,748	22,479

CASH AND CASH EQUIVALENTS, ENDING	$47,009	$32,583

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At June 30, 2005, loan commitments were as follows (in thousands):

Commitments to extend credit	$46,303
Undisbursed lines of credit	14,694
Letters of credit	1,471

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net income	$599	$310	$1,044	$554

Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	109	(788)	(138)	(461)
Tax effect	(42)	299	52	175

Total comprehensive income (loss)	$666	$(179)	$958	$268

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three and six-month periods ended June 30, 2005 and June 2004 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$599	$310	$1,044	$554
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(29)	(35)	(69)	(72)

Pro forma	$570	$275	$975	$482

Basic earnings per share:
As reported	$.25	$.13	$.44	$.23
Pro forma	.24	.12	.41	.20

Diluted earnings per share:
As reported	$.23	$.12	$.41	$.22
Pro forma	.22	.11	.38	.19

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, liability instruments will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (Revised) with certain existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (Revised) to the beginning of the first fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of the adoption of this statement on the Company’s financial statements.

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	2,367,294	2,360,548	2,366,671	2,359,996
Effect of dilutive stock options	191,620	148,458	194,728	155,716

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,558,914	2,509,006	2,561,399	2,515,712

For the three-month and six-month period ending June 30, 2005 and 2004, there were no anti-dilutive stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: changes in interest rates, deposit flows, loan demand, real estate values and competition; general and local economic conditions; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets at June 30, 2005 were $350.5 million compared to $309.5 million at December 31, 2004, an increase of $41.0 million, or 13.2%. Earning assets increased $30.7 million, or 10.2%, while loans, the largest component of our earning assets, increased $16.2 million, or 6.6%, from December 31, 2004. This growth was funded by increases in deposits of $44.6 million, or 16.6%.

Loan demand remained good during the first six months of 2005, however several large loan maturities and payoffs muted loan growth on the balance sheet. Investments increased $2.7 million and fed funds increased $11.4 million over the year ended December 31, 2004 as deposit growth outpaced loan growth. Cash and due from banks grew $10.5 million as check clearings picked up from the previous period as real estate closings through our attorney trust accounts increased.

Noninterest-bearing deposits grew $20.8 million, or 28.2%, while interest-bearing deposits grew by $16.5 million, or 14.5%, during the six months ended June 30, 2005. Certificates of deposit grew $7.4 million during the first six months of 2005. The growth in non-interest bearing deposits is a result of concerted efforts to attract and retain relationships with attorneys and property management companies.

Although we also use borrowings to support balance sheet management and growth, during the six months ended June 30, 2005, short-term borrowings decreased $4.6 million because we paid off a $6.0 million Federal Home Loan Bank advance.

Total stockholders’ equity increased $975,000 from $18.9 million at December 31, 2004 to $19.9 million at June 30, 2005. The increase resulted primarily from net income during the period of $1,044,000 with an offsetting increase of accumulated other comprehensive loss of $86,000. This unrealized loss is associated with the mark to market of the Bank’s investment portfolio during a rising interest rate environment.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

For the three months ended June 30, 2005, net income was $559,000, or $.23 per diluted share. This compares to $310,000, or $.12 per diluted share, for same period in 2004.

The increase in earnings was driven by an increasing net interest margin which increased 82 basis points to 3.93% during the second quarter of 2005 when compared to the second quarter of 2004. The yield on earning assets increased 110 basis points over the previous three-month period ending June 30, 2004 while the cost of funding only increased 67 basis points. This higher spread on earning assets combined with a 27.7% increase in non-interest bearing deposits drove the net interest margin to the higher level. The overall increase in earning asset yields were driven by the increase in market and managed rates, principally the changes in Fed Funds rate and subsequent changes to the prime lending rate. Since a significant portion (approximately 50%) of the Bank’s earning assets are based on these short term rates, the higher rates caused the earning assets to reprice faster than the Bank’s interest-bearing liabilities. This increase in rates combined with the overall increase in earning assets caused net interest income to increase by $1.1 million, or 55.8%, over the quarter ended June 30, 2004.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $165,000 during the three months ended June 30, 2005 as compared with $184,000 for the same period in 2004. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $5.4 million in the three months ended June 30, 2005 and by $13.7 million in the three months ended June 30, 2004. The allowance for loan losses was $3.3 million at June 30, 2005 and $3.1 million at December 31, 2004, representing 1.26% and 1.25% of loans outstanding at each date, respectively. At June 30, 2005, the Bank had no non-performing assets or OREO. This compares to non-performing assets of $1.0 million as of June 30 2004. Net loan charge-offs were $201,000 and $135,000 for the six-month periods ended June 30, 2005 and June 30, 2004 respectively.

For the three months ended June 30, 2005, non-interest income increased $100,000 to $346,000 from $246,000 for the same period in the prior year. This increase was driven by higher mortgage fees which increased $66,000 to $129,000 from $63,000 for the three months ended June 30, 2004. The Bank added two additional mortgage originators during the latter part of 2004 that caused higher overall levels of mortgage originations. Other non-interest income grew primarily through increased merchant credit card fees associated with growing deposit accounts which increased $29,000, or 42.6%, for the period ended June 30, 2005. During the second quarter of 2005, the Bank brought its wealth management function in-house by hiring a seasoned financial professional to oversee this function within the Bank. While no significant revenues were generated during the quarter relative to wealth management, we expect this area to have a positive impact on non-interest income in the future.

Total non-interest expense for the three months ended June 30, 2005 was $2.2 million, with salaries and benefits representing the largest expense category at $1.2 million. During the first quarter of 2005, the Bank added three new loan production officers as well as hired the full complement of office staff necessary to open our new corporate headquarters and branch office in the new North Hills in Raleigh. In both cases, these are investments in our future as these new employees should allow the Bank to continue to grow in what we believe is a very attractive market.

Occupancy and equipment costs increased $143,000 for the most recently completed quarter when compared to the same period last year. These costs represent the additional facilities opened in the last twelve-month period. Specifically, our West Raleigh office opened in April of 2004 and our North Hills office opened in March of 2005. Professional fees increased $37,000 during the quarter ending June 30, 2005 when compared to the same quarter in 2004. This represents the increasing costs of Sarbanes-Oxley compliance in addition to outsourcing our credit review function.

Other non-interest expense increased $143,000 during the second quarter of 2005 when compared with to the second quarter in 2004. This increase is attributable to higher costs associated with merchant credit card processing, higher charitable contributions related to the Bank’s sponsoring of the Wake County Habit for Humanity fund raiser, higher advertising costs related to the opening of our North Hills headquarters and the Bank’s fifth anniversary and higher telephone expenses.

The effective tax rate for three-month period ending June 30,2005 was 38.1% compared to 37.9% for the same period ending June 30, 2004.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004

For the six months ended June 30, 2005, net income was $1.0 million or $.41 per diluted share. This compares to $554,000, or $.22 per diluted share, for same period in 2004.

The increase in earnings was driven by an increasing net interest margin which increased 76 basis points to 3.87% for the first six months of 2005 when compared to the same period in 2004. This higher margin resulted from the overall level of and increase in interest rates in the general economy as the Bank’s assets reprice faster than its liabilities. This increase in rates combined with the overall increase in earning assets caused net interest income to increase by $2.0 million, or 52.0%, over the six months ended June 30, 2004.

Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The provision for loan losses was $380,000 during the six months ended June 30, 2005 as compared with $405,000 for the same period in 2004. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $16.2 million in the six months ended June 30, 2005 and by $29.8 million in the six months ended June 30, 2004. The allowance for loan losses was $3.3 million at June 30, 2005 and $3.1 million at December 31, 2004, representing 1.26% and 1.25% of loans outstanding at each date, respectively.

For the six months ended June 30, 2005, non-interest income increased $165,000 to $618,000 from $453,000 for the same period in the prior year. This increase was driven by higher mortgage fees which increased $93,000 to $224,000 from $131,000 for the six months ended June 30, 2004. The Bank added two additional mortgage originators during the latter part of 2004 that caused higher overall levels of mortgage originations. Other non-interest income grew primarily through increased merchant credit card fees associated with growing deposit accounts which increased $58,000, or 47.9%, for the period ended June 30, 2005.

Total non-interest expense for the six months ended June 30, 2005 was $4.3 million, with salaries and benefits representing the largest expense category at $2.2 million. During the first quarter of 2005, the Bank added three new loan production officers as well as hired the full complement of office staff necessary to open our new corporate headquarters and branch office in the new North Hills in Raleigh. In both cases, these are investments in our future as these new employees should allow the Bank to continue to grow in what we believe is a very attractive market.

Occupancy and equipment costs increased $270,000 for the most recently completed six-month period when compared to the same period last year. These costs represent the additional facilities opened in the last twelve-month period. Specifically, our West Raleigh office opened in April of 2004 and our North Hills office opened in March of 2005. Professional fees increased $98,000 during the six-month period ended June 30, 2005 when compared to the same period in 2004. This represents the increasing costs of Sarbanes-Oxley compliance in addition to outsourcing our credit review function.

Other non-interest expense increased $260,000 during the first six months of 2005 when compared with to the same period in 2004. This increase is attributable to higher costs associated with merchant credit card processing, higher charitable contributions related to the Bank’s sponsoring of the Wake County Habit for Humanity fund raiser and higher advertising costs related to the opening of our North Hills headquarters and the Bank’s fifth anniversary.

The effective tax rate for six-month period ending June 30,2005 was 37.9% compared to 37.8% for the same period ending June 30, 2004.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $85.1 million in liquid assets (consisting of cash and cash equivalents and investment securities) at June 30, 2005, compared with $60.1 million at December 31, 2004. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with our equity capital, funded 95.2% of total assets at June 30, 2005. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at June 30, 2005 is adequate to meet our operating needs.

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

Capital

At June 30, 2005, our equity to assets ratio was 5.7%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 7.90%, 9.43% and 10.67%, respectively. At June 30, 2005, the Bank’s equity exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we were considered to be well capitalized at the same date.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 10, 2005. The following matters were voted on at the meeting:

Proposal 1: To elect five members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2008. Votes for each nominee were as follows:

Name	For	Withheld
Larry D. Barbour	1,625,747	0

Charles T. Francis	1,633,711	0

Ambassador Jeanette W. Hyde	1,621,856	0

Brig. Gen. (Retired) Gary H. Pendleton	1,635,242	0

Fred J. Smith, Jr.	1,636,007	0

The following directors continue in office after the meeting: Forrest H. Ball, James C. Branch, Glenn E. Futrell, C. Thomas Hendrickson, J. Keith Keener, M.D., Burley B. Mitchell, Jr., Barry W. Partlo, W. Harold Perry, Nutan T. Shah, Jack M. Stancil and George C. Venters.

Proposal 2: To ratify the appointment of Dixon Hughes PLLC as our independent auditors for the year ending December 31, 2005.

For	Against	Abstain
1,559,304	234	9,951

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: August 11, 2005	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: August 11, 2005	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Senior Vice President and Chief Financial Officer