Form 10QSB
period 2005-09-30
NORTH STATE BANCORP
filed 2005-11-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

(Address of principal executive office)

(919) 787-9696

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of November 9th, 2005, 2,842,021 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004*
	(In thousands)
ASSETS

Cash and due from banks	$19,969	$4,015
Interest-earning deposits with banks	1,755	1,345
Federal funds sold	31,076	19,388
Investment securities available for sale, at fair value	41,071	35,371
Loans	273,742	244,620
Allowance for loan losses	(3,456)	(3,053)

NET LOANS	270,286	241,567

Accrued interest receivable	1,114	890
Stock in the Federal Home Loan Bank of Atlanta, at cost	644	769
Premises and equipment, net	5,893	4,244
Other assets	1,468	1,953

TOTAL ASSETS	$373,276	$309,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$90,684	$73,748
Savings, money market and NOW	138,140	113,687
Time deposits	106,037	81,698

TOTAL DEPOSITS	334,861	269,133

Accrued interest payable	1,053	878
Short-term borrowings	9,988	14,273
Long-term debt	5,438	5,155
Accrued expenses and other liabilities	1,295	1,189

TOTAL LIABILITIES	352,635	290,628

Commitments (Note B)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 2,368,041 and 2,366,041 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2,368	2,366
Additional paid-in capital	14,124	14,110
Retained earnings	4,396	2,634
Accumulated other comprehensive loss	(247)	(196)

TOTAL STOCKHOLDERS’ EQUITY	20,641	18,914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,276	$309,542

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$4,374	$2,972	$12,090	$8,029
Investments	302	257	815	786
Federal funds sold and interest-earning deposits	235	37	415	97

TOTAL INTEREST INCOME	4,911	3,266	13,320	8,912

INTEREST EXPENSE
Money market, NOW and savings deposits	741	384	1,899	1,051
Time deposits	835	513	2,094	1,466
Short-term borrowings	57	89	164	190
Long-term debt	89	55	236	205

TOTAL INTEREST EXPENSE	1,722	1,041	4,393	2,912

NET INTEREST INCOME	3,189	2,225	8,927	6,000

PROVISION FOR LOAN LOSSES	197	284	577	689

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,992	1,941	8,350	5,311

NON-INTEREST INCOME
Mortgage origination fees	148	91	371	223
Service charges and fees on deposit accounts	85	87	238	239
Other	147	126	389	296

TOTAL NON-INTEREST INCOME	380	304	998	758

NON-INTEREST EXPENSE
Salaries and employee benefits	1,145	847	3,376	2,383
Occupancy and equipment	363	207	1,012	586
Professional fees	93	77	282	169
Postage, printing and office supplies	31	35	94	113
Data processing and other outsourced services	105	83	289	239
Advertising	43	33	148	109
Other	463	324	1,337	939

TOTAL NON-INTEREST EXPENSE	2,243	1,606	6,538	4,538

INCOME BEFORE INCOME TAXES	1,129	639	2,810	1,531

INCOME TAXES	412	242	1,049	580

NET INCOME	$717	$397	$1,761	$951

NET INCOME PER COMMON SHARE

Basic	$.25	$.14	$.62	$.34

Diluted	$.23	$.13	$.57	$.32
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,841,649	2,838,816	2,840,559	2,834,082

Diluted	3,080,536	3,014,632	3,075,840	3,015,062

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,761	$951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	347	256
Net amortization of discounts on investment securities	113	89
Provision for loan losses	577	689
Gain on sale of investment securities available for sale	(3)	—
Change in assets and liabilities:
(Increase) in accrued interest receivable	(224)	(98)
(Increase) in other assets	(32)	(84)
Increase in accrued interest payable	175	99
Increase in accrued expenses and other liabilities	106	320

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,820	2,222

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(14,290)	(9,591)
Proceeds from maturities and repayments of investment securities available for sale	7,542	15,548
Proceeds from sales of investment securities available for sale	884	—
Purchases of premises and equipment	(2,010)	(973)
Net proceeds from sale of fixed assets	14	—
Net increase in loans	(29,296)	(50,110)
Proceeds from sale of foreclosed assets	521	—
(Purchase) redemption of Federal Home Loan Bank Stock	125	(151)

NET CASH USED BY INVESTING ACTIVITIES	(36,510)	(45,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	65,728	48,025
Net increase (decrease) in short-term borrowings	(4,285)	802
Exercise of stock options	16	49
Net increase (decrease) in long-term debt	283	(845)

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,742	48,031

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,052	4,976

CASH AND CASH EQUIVALENTS, BEGINNING	24,748	22,479

CASH AND CASH EQUIVALENTS, ENDING	$52,800	$27,455

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At September 30, 2005, loan commitments were as follows (in thousands):

Commitments to extend credit	$49,012
Undisbursed lines of credit	11,796
Letters of credit	2,721

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net income	$717	$397	$1,761	$951
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	56	531	(82)	67
Tax effect	(21)	(194)	31	(27)

Total comprehensive income	$752	$734	$1,710	$993

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-month and nine-month periods ended September 30, 2005 and 2004 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$717	$397	$1,761	$951
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(24)	(57)	(128)	(129)

Pro forma	$693	$340	$1,633	$822

Basic earnings per share:
As reported	$.25	$.14	$.62	$.34
Pro forma	.24	.12	.57	.29

Diluted earnings per share:
As reported	$.23	$.13	$.57	$.32
Pro forma	.22	.11	.53	.27

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, liability instruments will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (Revised) with certain existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (Revised) to the beginning of the first fiscal year that begins after December 15, 2005 for small business filers. The Company is currently evaluating the anticipated impact of the adoption of this statement on the Company’s financial statements for fiscal year 2006.

NOTE E - NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

On October 6, 2005, the Board of Directors of the Company declared a 6-for-5 stock split of the Company’s common stock. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split; however, no adjustments related to this split have been made to the consolidated balance sheets.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	2,841,649	2,838,816	2,840,559	2,834,082
Effect of dilutive stock options	238,887	175,816	235,281	180,980

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,080,536	3,014,362	3,075,840	3,015,062

For the three-month and nine-month periods ended September 30, 2005 and 2004, there were no anti-dilutive stock options.

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through five locations, its main office in the North Hills section of Raleigh, North Carolina, one branch office in North Raleigh, one branch office in West Raleigh, one branch office in Garner, North Carolina and one loan production office in Wakefield, North Carolina.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets at September 30, 2005 were $373.3 million compared to $309.5 million at December 31, 2004, an increase of $63.8 million, or 20.6%. Earning assets increased $46.9 million, or 15.6%, while loans, the largest component of our earning assets, increased $29.1 million, or 11.9%, from December 31, 2004. This growth was funded by increases in deposits of $65.7 million, or 24.4%.

Loan demand remained good during the first nine months of 2005, however several large loan maturities and payoffs during this period muted loan growth on the balance sheet. Investments increased $5.7 million and fed funds increased $11.7 million over the year ended December 31, 2004 as deposit growth outpaced loan growth. Cash and due from banks grew $16.0 million as check clearings picked up from the previous period as real estate closings through our attorney trust accounts increased.

Noninterest-bearing deposits grew $16.9 million, or 23.0%, while interest-bearing deposits grew by $48.8 million, or 25.0%, during the nine months ended September 30, 2005. The growth in non-interest bearing deposits is a result of concerted efforts to attract and retain relationships with attorneys and property management companies.

Although we also use borrowings to support balance sheet management and growth, during the nine months ended September 30, 2005, short-term borrowings decreased $4.3 million because we paid off a $6.0 million Federal Home Loan Bank advance.

Total stockholders’ equity increased $1.7 million from $18.9 million at December 31, 2004 to $20.6 million at September 30, 2005. The increase resulted primarily from net income during the period of $1,761,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

For the three months ended September 30, 2005, net income was $717,000, or $.23 per diluted share. This compares to $397,000, or $.13 per diluted share, for same period in 2004.

The increase in earnings was driven by an increasing net interest margin which increased 52 basis points to 3.86% during the third quarter of 2005 when compared to the third quarter of 2004. The yield on earning assets increased 99 basis points over the previous three-month period ended September 30, 2004 while the cost of deposits only increased 53 basis points. This higher spread on earning assets combined with a 23.0% increase in non-interest bearing deposits drove the net interest margin to the higher level. The overall increase in earning asset yields were driven by the increase in market and managed rates, principally the changes in Fed Funds rate and subsequent changes to the prime lending rate. Since a significant portion (approximately 50%) of the Bank’s earning assets are based on these short term rates, the higher rates caused the earning assets to reprice faster than the Bank’s interest-bearing liabilities. This increase in rates combined with the overall increase in earning assets caused net interest income to increase by $964,000, or 43.3%, over the quarter ended September 30, 2004.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance won’t be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to operations. The provision for loan losses was $197,000 during the three months ended September 30, 2005 as compared with $284,000 for the same period in 2004. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $12.9 million in the three months ended September 30, 2005 and by $19.6 million in the three months ended September 30, 2004. The allowance for loan losses was $3.5 million at September 30, 2005 and $3.1 million at December 31, 2004, representing 1.26% and 1.25% of loans outstanding at each date, respectively. At September 30, 2005, the Bank had no non-performing loans or OREO. This compares to non-performing assets of $521,000 as of September 30 2004.

For the three months ended September 30, 2005, non-interest income increased $76,000 to $380,000 from $304,000 for the same period in the prior year. This increase was driven by higher mortgage fees which increased $57,000 to $148,000 from $91,000 for the three months ended September 30, 2004. The Bank added two additional mortgage originators during the latter part of 2004 that caused higher overall levels of mortgage originations. Other non-interest income grew primarily through increased merchant credit card fees associated with growing deposit accounts and wealth management fees. During the second quarter of 2005, the Bank brought its wealth management function in-house by hiring a seasoned financial professional to oversee this function within the Bank. While no significant revenues were generated during the quarter relative to wealth management, we expect this area to have a positive impact on non-interest income in the future.

Total non-interest expense for the three months ended September 30, 2005 was $2.2 million, with salaries and benefits representing the largest expense category at $1.1 million. This compares to total non-interest expenses for the three months ended September 30, 2004 of $1.6 million with salaries and benefits of $847,000. During 2005, the Bank added four new loan production officers as well as hired the full complement of office staff necessary to open our new corporate headquarters and branch office in the new North Hills in Raleigh. In both cases, these are investments in our future as these new employees should allow the Bank to continue to grow in what we believe is a very attractive market.

Occupancy and equipment costs increased $156,000 for the most recently completed quarter when compared to the same period last year. These costs represent the opening of our North Hills office in March of 2005. Other non-interest expense increased $139,000 during the third quarter of 2005 when compared with to the third quarter in 2004. This increase is attributable to higher costs associated with merchant credit card processing, higher charitable contributions related to the Bank’s sponsoring of the Wake County Habit for Humanity fund raiser, higher costs related to the opening of our North Hills headquarters and the Bank’s fifth anniversary and higher telephone expenses.

The effective tax rate for three-month period ending September 30,2005 was 36.5% compared to 37.9% for the same period ended September 30, 2004.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

For the nine months ended September 30, 2005, net income was $1.8 million or $.57 per diluted share. This compares to $951,000, or $.32 per diluted share, for same period in 2004.

The increase in earnings was driven by an increasing net interest margin which increased 69 basis points to 3.88% for the first nine months of 2005 when compared to the same period in 2004. This higher margin resulted from the overall level of and increase in interest rates in the general economy as the Bank’s assets reprice faster than its liabilities. This increase in rates combined with the overall increase in earning assets caused net interest income to increase by $2.9 million, or 48.8%, over the nine months ended September 30, 2004.

Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The provision for loan losses was $577,000 during the nine months ended September 30, 2005 as compared with $689,000 for the same period in 2004. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $29.1 million in the nine months ended September 30, 2005 and by $48.9 million in the nine months ended September 30, 2004. Net loan charge-offs were $174,000 and $201,000 for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively

For the nine months ended September 30, 2005, non-interest income increased $240,000 to $998,000 from $758,000 for the same period in the prior year. This increase was driven by higher mortgage fees which increased $148,000 to $371,000 from $223,000 for the nine months ended September 30, 2004. The Bank added three additional mortgage originators during the latter part of 2004 and early 2005 that caused higher overall levels of mortgage originations. Other non-interest income grew primarily through increased merchant credit card fees associated with growing deposit accounts, which increased $89,000, or 46.4%, for the nine months ended September 30, 2005.

Total non-interest expense for the nine months ended September 30, 2005 was $6.5 million, with salaries and benefits representing the largest expense category at $3.4 million. This compares to $4.5 million in total non-interest expenses and $2.4 million in salaries and benefits for the same period in 2004. During the first quarter of 2005, the Bank added three new loan production officers as well the full complement of office staff necessary to open our new corporate headquarters and branch office in the new North Hills in Raleigh. In both cases, these are investments in our future as these new employees should allow the Bank to continue to grow in what we believe is a very attractive market.

Occupancy and equipment costs increased $426,000 for the most recently completed nine-month period when compared to the same period last year. These costs represent the additional facilities opened in the last twelve-month period. Specifically, our West Raleigh office opened in April of 2004 and our North Hills office opened in March of 2005. Professional fees increased $113,000 during the nine-month period ended September 30, 2005 when compared to the same period in 2004. This represents the increasing costs of Sarbanes-Oxley compliance in addition to outsourcing our credit review function.

Other non-interest expense increased $398,000 during the first nine months of 2005 when compared with to the same period in 2004. This increase is attributable to higher costs associated with merchant credit card processing, higher charitable contributions related to the Bank’s sponsoring of the Wake County Habit for Humanity fund raiser and higher costs related to the opening of our North Hills headquarters and the Bank’s fifth anniversary.

The effective tax rate for nine-month period ending June 30, 2005 was 37.3% compared to 37.9% for the same period ended September 30, 2004.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $93.8 million in liquid assets (consisting of cash and cash equivalents and investment securities) at September 30, 2005, compared with $60.1 million at December 31, 2004. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with our equity capital, funded 95.2% of total assets at September 30, 2005. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at September 30, 2005 is adequate to meet our operating needs.

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

We use several modeling techniques to measure interest rate risk. Our primary method is the simulation of net interest income under varying interest rate scenarios. We believe this methodology is preferable in that it takes into account the pricing strategies we would undertake in response to rate changes, whereas other methods such as interest rate shock or balance sheet gap analysis do not take these into consideration. Our balance sheet remains asset-sensitive, which means that more assets than liabilities are subject to immediate repricing as market rates change. During periods of rising rates, this should result in increased interest income. The opposite would be expected during periods of declining rates.

Capital

At September 30, 2005, our equity to assets ratio was 5.5%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 7.55%, 9.13% and 10.35%, respectively. At September 30, 2005, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we also were considered to be well capitalized at the same date.

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

NORTH STATE BANCORP

Date: November 10, 2005	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Senior Vice President and Chief Financial Officer