Form 10KSB
period 2005-12-31
NORTH STATE BANCORP
filed 2006-03-28
CIK 1175029

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☐	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The registrant’s revenues for the year ended December 31, 2005 were $20,091,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 17, 2006 was approximately $39,890,516, based on the average ($24.75) of the bid and asked prices of the registrant’s common stock on March 20, 2006. Common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at March 17, 2006 was 2,894,219 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2006 Annual Meeting of Shareholders to be held on May 17, 2006 are incorporated by reference into Part III of this report.

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

PART I

Item 1. Description of Business.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one corporate subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the Bank’s holding company reorganization. Our primary business is the ownership and operation of North State Bank. We also have two trust subsidiaries that we established to issue trust preferred securities.

North State Bank was incorporated under the laws of the State of North Carolina in May 2000 and opened for business on June 1, 2000. The Bank is not a member of the Federal Reserve System. Our main office and that of the Bank is located at 4270 The Circle at North Hills, Raleigh, North Carolina. The Bank also operates offices at 6200 Falls of Neuse Road in north Raleigh, 2413 Blue Ridge Road in west Raleigh and 835 Highway 70 West in Garner, North Carolina and a loan production office at 11410 Common Oaks Drive in the Wakefield Corporate Center in Raleigh. The Bank is in the process of building an office at 14091 New Falls of Neuse Road in Raleigh, North Carolina. The term “we” in this report refers interchangeably to North State Bancorp and North State Bank.

We focus on serving the total banking needs of professional firms, professionals, property management companies, churches and individuals who highly value a mutually beneficial banking relationship in the cities of Raleigh and Garner and greater Wake County market area, by providing banking services including checking, savings and investment accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; savings bonds; wire transfer; and other associated services. Through the Bank’s subsidiary, North State Bank Financial Services, Inc., we offer brokerage services.

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

Dividends

The North Carolina Commissioner of Banks generally prohibits the payment of cash dividends during the first three years of a bank’s operations. The payment of any cash dividend is subject to the bank’s board of directors’ evaluation of its operating results, financial condition, future growth plans, general business conditions, and to tax and other relevant considerations and regulatory limitations, including our minimum capital requirements. The bank might not declare and pay any cash dividends, and if it were to do so, it might not continue to declare them or maintain them at the same level. As we own all of the stock of North State Bank, any dividend declared would be paid to us.

In addition, other statutory and regulatory restrictions apply to the payment of cash dividends on our common stock. Under North Carolina law applicable to banks, our directors may declare a cash dividend in an amount equal to our undivided profits, as they deem appropriate, subject to the limitation that the bank’s capital surplus is at least 50% of its paid-in capital. Cash dividends may only be paid out of retained earnings. We cannot pay a cash dividend at any time that we are “undercapitalized” or insolvent, or when payment of the dividend would render us insolvent. Also, an FDIC-insured bank cannot pay a cash dividend while it is in default on any assessment due the FDIC.

Insurance Assessments

The FDIC’s Bank Insurance Fund insures our deposits. To maintain deposit insurance coverage, each insured bank pays assessments to the Bank Insurance Fund that are calculated as a percentage of its average assessment base. The assessment rate applicable to each individual bank is based on that institution’s classification as “well capitalized,” “adequately capitalized” or “undercapitalized”, as such terms are defined in federal banking regulations, and whether an institution’s supervisory agency considers it to be financially sound or to have supervisory concerns. Annual Bank Insurance Fund assessment rates currently range from $0.00 for the strongest banks to $0.27 for the lowest rated banks for every $100 in assessable deposits. Banks whose assessment rates are $0.00 are subject to an annual statutory minimum assessment. Insurance assessment rates could change in the future, and increases in rates would have a negative effect on our operating results.

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

Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the holding company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Bank holding companies must meet minimum capital requirements imposed by the Federal Reserve. These capital requirements generally are the same as those for banks imposed by the FDIC.

As a bank holding company, we also are subject to the North Carolina Bank Holding Company Act of 1984, and are registered as a bank holding company with the Commissioner of Banks of the State of North Carolina.

Dividends

As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary, North State Bank. At present, our only sources of income are cash dividends paid by the bank and interest earned on any investment securities we hold. We must pay all of our operating expenses from funds we receive from the bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of our operating expenses and only in the event that the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying cash dividends except out of operating earnings where the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. To date, we have retained our earnings for use in the development of our business. As a relatively young bank holding company that expects to continue to expand its operations in Wake County, North Carolina, we are not likely to pay any cash dividends on our common stock in the foreseeable future, and we might not ever be in a position to pay cash dividends. We might not declare and pay any cash dividends, and if we were to do so, we might not continue to declare them or maintain them at the same level. We expect that, for the foreseeable future, any cash dividends paid by the bank to us will likely be limited to amounts needed to pay any separate expenses or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

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

Employees

As of December 31, 2005, we had 68 full time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Description of Property.

Our headquarters are located in Raleigh, North Carolina, where we occupy approximately 12,000 square feet of office space in a stand-alone building under a lease extending through March 2015. We have a branch in north Raleigh that consists of approximately 8,352 square feet of office space under a lease extending through September 2006. We own a branch in west Raleigh that consists of approximately 10,000 square feet, approximately 5,200 square feet of which we occupy and the remainder of which is vacant. We have a branch office in Garner, North Carolina, where we own a building that has approximately 5,000 square feet of office space. We lease our loan production office in Wakefield, which has approximately 1,051 square feet of office space. This lease runs through July 2008. We are constructing a branch office in Wake Forest, North Carolina, that will consist of approximately 10,000 square feet. We expect to open this branch in summer 2006. Upon opening of this branch, we will close our loan production office in Wakefield.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

Our common stock is not traded on any exchange. Our stock is listed on the Over-the-Counter Bulletin Board. Set forth below for each quarter in 2004 and 2005 is information on the high and low bid and asked prices of our common stock as reported on the Over-the-Counter Bulletin Board. Prices have been adjusted for the 23-for-20 stock split effected in the fourth quarter of 2004 in the form of a 15% stock dividend and for the 6-for-5 stock split effected in the fourth quarter of 2005 in the form of a 20% stock dividend.

	High	Low
Fiscal Year Ended December 31, 2005
January 1 through March 31, 2005	$17.50	$14.46
April 1 through June 30, 2005	16.25	14.32
July 1 through September 30, 2005	16.67	15.63
October 1 through December 31, 2005	22.50	12.22

Fiscal Year Ended December 31, 2004
January 1 through March 31, 2004	$12.86	$10.86
April 1 through June 30, 2004	11.95	11.23
July 1 through September 30, 2004	12.31	10.86
October 1 through December 31, 2004	20.87	10.55

As of March 17, 2006, there were approximately 750 shareholders of record. We estimate that there were approximately 1,050 beneficial owners on March 17, 2005.

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

On March 17, 2004, our trust subsidiary issued preferred securities in a private placement. On December 15, 2005, our second trust subsidiary issued preferred securities in a private placement. In each instance, we, in turn, issued unsecured subordinated debentures to each trust to serve as the income source for the trust’s payment of interest on its preferred securities. Pursuant to the terms of the indentures that govern our debentures, we are prohibited from paying cash dividends on our stock in the event of a default by our company on the terms of the debentures or the indentures.

Equity Compensation Plans

Set forth below is information on our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	496,812	$6.50	12,232

Equity compensation plans not approved by our shareholders	—	—	—

Total	496,812	$6.50	12,232

Our equity compensation plans consist of the 2000 Stock Option Plan for Employees, the 2000 Stock Option Plan for Non-Employee Directors and the 2003 Stock Plan, all of which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

Item 6. Management’s Discussion and Analysis.

The following table sets forth selected consolidated financial information for our company as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2005 and 2004 and for the years then ended, and the independent registered public accounting firm’s report thereon, are included elsewhere in this report. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Selected Consolidated Financial Information and Other Data

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$18,781	$12,599	$9,213	$7,920	$6,249
Total interest expense	6,497	4,135	3,251	3,115	2,542

Net interest income	12,284	8,464	5,962	4,805	3,707
Provision for loan losses	792	920	690	546	836

Net interest income after provision for loan losses	11,492	7,544	5,272	4,259	2,871
Total non-interest income	1,310	1,035	996	845	352
Total non-interest expense	8,901	6,365	4,853	4,154	2,963

Income before income taxes	3,901	2,214	1,415	950	260
Provision for income taxes	1,463	838	436	—	—

Net income	$2,438	$1,376	$979	$950	$260

Per Common Share Data:
Earnings per share – basic(1)	$0.86	$0.49	$0.35	$0.34	$0.09
Earnings per share – diluted(1)	0.79	0.46	0.33	0.33	0.09
Book value(1)	7.44	6.66	6.19	5.95	5.60
Weighted Average Shares Outstanding
Basic	2,840,945	2,835,358	2,813,527	2,799,087	2,799,087
Diluted	3,086,297	3,019,547	2,926,538	2,868,217	2,801,501
Selected Year-End Balance Sheet Data:
Total assets	$382,438	$309,542	$249,020	$195,478	$124,830
Loans	294,175	244,620	181,532	118,653	84,256
Allowance for loan losses	3,679	3,053	2,360	1,845	1,323
Deposits	337,371	269,133	208,548	166,431	104,268
Short-term borrowings	10,006	14,273	15,911	4,892	4,050
Long-term debt	11,215	5,155	6,000	6,000	—
Shareholders’ equity	21,140	18,914	17,514	16,647	15,683
Selected Average Balances:
Total assets	$330,922	$271,694	$211,387	$156,031	$98,142
Loans	259,633	209,502	139,095	100,701	57,581
Total interest-earning assets	315,391	258,934	198,703	147,252	92,410
Deposits	293,565	230,265	179,973	128,602	78,040
Short-term borrowings	10,003	15,699	6,992	4,815	3,961
Long-term debt	5,166	6,043	6,000	5,556	—
Total interest-bearing liabilities	233,631	194,680	140,779	100,686	56,712
Shareholders’ equity	20,017	18,338	17,389	16,268	15,529
Selected Performance Ratios
Return on average assets	0.74%	0.51%	0.46%	0.61%	0.26%
Return on average equity	12.18%	7.50%	5.63%	5.84%	1.67%
Net interest spread	3.17%	2.75%	2.33%	2.29%	2.28%
Net interest margin	3.89%	3.27%	3.00%	3.26%	4.01%
Non-interest income to net interest income plus non-interest income	9.64%	10.89%	14.31%	14.96%	8.67%
Non-interest income to average assets	0.40%	0.38%	0.47%	0.54%	0.36%
Non-interest expense to average assets	2.69%	2.34%	2.30%	2.66%	3.02%
Efficiency ratio	65.48%	67.00%	69.75%	73.52%	73.00%
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.00%	0.11%	0.55%	0.09%	0.03%
Allowance for loan losses to period-end loans	1.25%	1.25%	1.30%	1.55%	1.57%
Allowance for loan losses to nonperforming loans	0.00%	1174.23%	235.53%	1662.16%	5292.00%
Nonperforming assets to total assets	0.00%	0.25%	0.40%	0.06%	0.02%
Net loan charge-offs to average loans	0.06%	0.11%	0.13%	0.02%	0.17%

	At or for the Year Ended December 31,
	2005	2004		2003	2002	2001
	(Dollars in thousands, except per share data)
Capital Ratios: (2)
Total risk-based capital	10.30%	11.01%		10.85%	14.31%	19.13%
Tier 1 risk-based capital	9.09%	9.76%		9.60%	13.06%	17.88%
Leverage ratio	7.53%	7.94%		7.87%	8.84%	13.10%
Equity to assets ratio	5.53%	6.11%		7.03%	8.52%	12.56%
Average equity to average assets	6.05%	6.75%		8.23%	10.43%	15.82%
Other Data:
Number of banking offices	5 (3)	4	(3)(4)	3 (3)	2	2
Number of full time equivalent employees	68	48		43	37	32

(1)	Adjusted for the 6-for-5 stock split effected in the form of a 20% dividend in 2005, a 23-for-20 stock split effected in the form of a 15% stock dividend in 2004 and the 11-for-10 stock splits effected in the form of 10% stock dividends in 2003, 2002 and 2001.
(2)	Capital ratios are for bank only.
(3)	Includes one loan production office.
(4)	Does not include our full-service main banking office that opened in March 2005.

Management’s Discussion and Analysis

The following discussion and analysis is presented to assist in understanding our consolidated financial condition and results of operations for the years ended December 31, 2005 and 2004. You should read this discussion and the related financial data in conjunction with our audited consolidated financial statements and the related footnotes, which are included elsewhere in this report. During 2005 we issued a 6-for-5 stock split effected in the form of a 20% dividend, in 2004, we issued a 23-for-20 stock split effected in the form of a 15% stock dividend; and in 2003, 2002 and 2001 we issued an 11-for-10 stock split effected in the form of a 10% stock dividend. All references in this report to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits. Because we have no operations and our only significant business is the ownership of North State Bank, the following discussion concerns primarily the business of the bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, this discussion makes no distinction between our company and our bank unless otherwise noted.

Description of Business

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of our bank holding company reorganization. In March 2004, we established a subsidiary trust, North State Statutory Trust I, to issue trust preferred securities. In December 2005, we established a second subsidiary trust, North State Statutory Trust II. Our only business is the ownership and operation of North State Bank, North State Statutory Trust I and North State Statutory Trust II.

North State Bank is a North Carolina chartered banking corporation. The bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the bank, we currently operate four full-service banking offices located in Raleigh and Garner, North Carolina and one loan production office located in Wake Forest, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies and individuals who value a mutually beneficial banking relationship.

Financial Condition at December 31, 2005 and 2004

We continued to experience good growth in our balance sheet during 2005, our fifth full calendar year of operations. Total assets as of December 31, 2005 were $382.4 million, an increase of $72.9 million or 23.5% from December 31, 2004. Loans were $294.2 million at December 31, 2005 compared to $244.6 million on December 31, 2004, an increase of $49.6 million or 20.3%. Other earning assets, principally investments and federal funds sold, increased $16.4 million or 29.9% over the previous year.

The growth in assets was principally funded by deposits, which grew $68.2 million during the year ended December 31, 2005. Interest bearing transaction accounts continue to be the largest type of deposit account with balances of $139.0 million as of December 31, 2005, an increase of $25.3 million or 22.3% over the same period in 2004. Demand deposits grew $13.1 million to $86.9 million or 17.8% and time deposits grew $29.8 million or 36.5% over December 31, 2004 levels. Time deposit growth accelerated toward the end of the year as customers began to lock in higher rates. Additional funding was provided by the issuance of $5.2 million in junior subordinated debentures in December 2005. For a discussion of these junior subordinated debentures, see Note H to our consolidated financial statements contained in this report.

Results of Operations For the Years Ended December 31, 2005 and 2004

Overview. For the year ended December 31, 2005, our net income was $2.4 million compared to $1.4 million for the year ended December 31, 2004, an increase of 77.2%. Diluted net income per share of common stock was $0.79 in 2005 and $0.46 in 2004, an increase of $0.33 or 71.7%. Return on average assets was 0.74% in 2005 versus 0.51% in 2004 while return on average equity was 12.18% and 7.50% for the years ended December 31, 2005 and December 31, 2004, respectively.

Net Interest Income. Net interest income was $12.3 million for the year ended December 31, 2005, an increase of $3.8 million or 45.1% over the year ended December 31, 2004. The increase in net interest income was attributable to an overall higher level of earning assets and a better spread between the income we received from our earning assets and the expense we paid to fund those assets. We increased average earning assets by $56.5 million in 2005 as compared to 2004. We also increased the yield on those earning assets at a much greater rate than the increased cost of our funding liabilities. The average rate on our earning assets in 2005 was 5.95%, an increase of 1.08%. During the same period, the cost of our interest bearing liabilities only increased by .66% to 2.78%. This differential was caused by the overall increase in market and managed interest rates and their effect on our existing balance sheet. Given that our assets reprice faster than our costing liabilities, an increase in both interest spread and net interest margin should occur as interest rates rise.

Provision for Loan Losses. We recorded a $792,000 provision for loan losses in 2005, representing a decrease of $128,000 from the $920,000 provision made in 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by our management. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of our portfolio, historical loan loss experience, current delinquency levels, adverse situations that might affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2005 and 2004, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $49.6 million in 2005 and by $63.1 million in 2004. In addition, net loan charge-offs were $166,000 in 2005, a decrease of $61,000 from net loan charge-offs of $227,000 in 2004. The allowance for loan losses was $3.7 million at December 31, 2005 and $3.1 million at December 31, 2004, representing 1.25% of loans outstanding at each date. See “Asset Quality and the Allowance For Loan Losses.”

Non-interest Income. Non-interest income is derived primarily from service fees on deposit accounts and income from mortgage lending operations. Non-interest income increased $275,000 or 26.5% in 2005. Fees earned on deposit accounts increased by $94,000 as a result of deposit growth. Income from mortgage lending in 2005 increased to $492,000, an increase of $181,000 from 2004 as additional mortgage loan originators were added. During 2005, we added a full-time in-house Director of Wealth Management to expand on the financial products and services (such as annuities, stocks, bonds and mutual fund offerings) offered through our offices. This function had previously been out-sourced with very limited success. While there was minimal contribution to non-interest income from this source in 2005, we expect wealth management to be a key driver in non-interest income growth in the future.

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Non-interest expense increased $2.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. Salaries and employee benefits comprised the largest portion of non-interest expense for 2005 and increased $969,000 compared to 2004. This reflects an increase in additional loan officers and support staff added throughout the year, including the staff needed for the opening of our North Hills office in March 2005. Premises and equipment costs increased $569,000 for the year ended December 31, 2005 compared to the previous year. Most of this increase related to the opening of the North Hills office as well as additional equipment in our operations and lockbox processing area. Other non-interest expense increased $998,000 during 2005 led by professional fees, increasing $111,000, directors fees, increasing $142,000, and merchant card expenses, increasing $89,000. Higher professional fees include the overall increasing costs of complying with the Sarbanes-Oxley Act of 2002. Directors fees are directly tied to the change in the value of our stock, which increased 24% during 2005. In the aggregate, non-interest expense as a percentage of average total assets was 2.69% for 2005, an increase from 2.34% for 2004.

Income Taxes. We recorded $1.5 million in income tax expense for the year ended December 31, 2005 and $838,000 for the year ended December 31, 2004. Income tax expense as a percentage of pretax income was 37.5% for 2005 and 37.9% for 2004. The increase in income taxes was attributable to higher pretax earnings, up $1.7 million or 76.2% over the previous year-end.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Non-accrual loans are included in determining average loans outstanding. Loan fees are included in interest income in the table below.

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	(Dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$259,633	$16,911	6.51%	$209,502	$11,383	5.43%	$139,095	$8,020	5.77%
Investment securities	37,503	1,188	3.17%	37,765	1,018	2.70%	41,366	985	2.38%
Other interest-earning assets	18,255	682	3.74%	11,667	198	1.70%	18,242	208	1.14%

Total interest-earning assets	315,391	18,781	5.95%	258,934	12,599	4.87%	198,703	9,213	4.64%

Other assets	15,531			12,760			12,684

Total assets	$330,922			$271,694			$211,387

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$123,705	2,786	2.25%	$98,714	1,529	1.55%	63,363	970	1.53%
Time deposits over $100,000	37,252	1,406	3.77%	28,651	847	2.96%	25,605	816	3.19%
Other time deposits	57,505	1,735	3.02%	45,573	1,183	2.59%	38,819	1,139	2.93%
Borrowings:
Short-term borrowings	10,003	229	2.28%	15,699	307	1.96%	6,992	63	0.90%
Long-term debt	5,166	341	6.60%	6,043	269	4.45%	6,000	263	4.38%

Total interest-bearing liabilities	233,631	6,497	2.78%	194,680	4,135	2.12%	140,779	3,251	2.31%

Non-interest-bearing deposits	75,103			57,327			52,186
Other liabilities	2,171			1,349			1,033
Shareholders’ equity	20,017			18,338			17,389

Total liabilities and shareholders’ equity	$330,922			$271,694			$211,387

Net interest income and interest rate spread		$12,284	3.17%		$8,464	2.75%		$5,962	2.33%

Net interest margin			3.89%			3.27%			3.00%

Ratio of average interest-earning assets to average interest-bearing liabilities	135.00%			133.00%			141.15%

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

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income
Loans	$2,995	$2,533	$5,528	$3,943	$(580)	$3,363
Investment securities	(8)	152	170	(93)	152	59
Other interest-earning assets	172	338	484	(86)	50	(36)

Total interest income	3,159	3,024	6,182	3,764	(378)	3,386

Interest expense:
Deposits:
Savings, NOW and money market	475	782	1,257	544	15	559
Time deposits over $100,000	289	270	559	94	(63)	31
Other time deposits	335	219	553	187	(144)	43
Borrowings:
Short-term borrowings	(121)	41	(79)	125	120	245
Long-term debt	(48)	120	72	2	4	6

Total interest expense	930	1,432	2,362	952	(68)	884

Net interest income increase (decrease)	$2,228	$1,592	$3,820	$2,812	$(310)	$2,502

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 21.6% and 19.4% of our total assets at December 31, 2005 and 2004, respectively.

We have been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $9.5 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta, we may obtain advances up to 10% of our bank’s assets. As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. At December 31, 2005, borrowings consisted of securities sold under agreements to repurchase of $10.0 million. In addition, on that date we had borrowed $905,000 from the Federal Home Loan Bank of Atlanta.

Total deposits were $337.4 million and $269.1 million at December 31, 2005 and 2004, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 33.0% and 30.4%, respectively, of total deposits at December 31, 2005 and 2004. Time deposits of $100,000 or more represented 15.1% and 10.8%, respectively, of our total deposits at December 31, 2005 and 2004. We believe that most of these time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

The analysis of an institution’s interest rate gap, which is the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time, is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2005
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$135,282	$13,990	$149,272	$144,903	$294,175
Securities available for sale	5,444	10,661	16,105	25,597	41,702
Other earning assets	34,729	—	34,729	644	35,373

Total interest-earning assets	$175,455	$24,651	$200,106	$170,364	$370,470

Percent of total interest-earning assets	47.36%	6.65%	54.01%	45.99%	100.00%
Cumulative percent of total interest-earning assets	47.36%	54.01%	54.01%	100.00%	100.00%

Interest-bearing liabilities:
Deposits:
Savings, money market, and NOW deposits	$139,022	$—	$139,022	$—	$139,022
Time deposits	32,067	52,097	54,164	27,329	111,493
Borrowings:
Short-term borrowings	10,006	—	10,006	—	10,006
Long-term borrowings	10,310	—	10,310	905	11,215

Total interest-bearing liabilities	$191,405	$52,097	$243,502	$28,234	$271,736

Percent of total interest-bearing liabilities	70.44%	19.17%	89.61%	10.39%	100.00%
Cumulative percent of total interest-bearing liabilities	70.44%	89.61%	89.61%	100.00%	100.00%
Interest sensitivity gap per period	$(15,950)	$(27,446)	$(43,396)	$142,130	$98,734
Cumulative interest sensitivity gap	(15,950)	(43,396)	(43,396)	98,734	98,734
Cumulative gap as a percentage of total interest-earning assets	(4.31)%	(11.71)%	(11.71)%	26.65%	26.65%
Cumulative interest-earning assets as a percentage of interest-bearing liabilities	91.67%	82.18%	82.18%	136.33%	136.33%

Capital

A significant measure of the strength of a financial institution is its capital base. Federal bank regulators have classified capital into the following components: (1) Tier I capital, which includes common shareholders’ equity (excluding accumulated other comprehensive income) and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its risk-adjusted assets, which are the institution’s assets and certain off-balance sheet items adjusted for predefined credit risk factors. A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require a financial institution to maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. Our equity to assets ratio and that of North State Bank were 5.50% and 7.07%, respectively, at December 31, 2005. As the following table indicates, at December 31, 2005 we exceeded our regulatory capital requirements.

	At December 31, 2005
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	10.30%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.09%	4.00%	6.00%
Leverage ratio	7.53%	4.00%	5.00%

In March 2004, we established a trust, North State Statutory Trust I, which sold $5.2 million of its preferred and common securities in a pooled placement and in turn used these funds in the purchase of $5.2 million of junior subordinated debentures issued by us. In December 2005, we established a second trust, North State Statutory Trust II, which sold $5.2 million of its preferred and common securities in a pooled placement and in turn used these funds in the purchase of $5.2 million of junior subordinated debentures issued by us.

We intend that our company and our bank remain “well-capitalized” for regulatory purposes. To do so, we might need additional capital in the future due to our recent growth, greater than expected future growth or other reasons. If necessary, we will consider all viable alternatives for raising capital including additional issuances of trust preferred securities.

Our trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Federal Accounting Standards Board adopted in 2003 a rule, FASB Interpretation No. 46, that requires trust preferred securities be deconsolidated from our financial statements for the year ended December 31, 2005. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in our consolidated capital ratios.

Loan Portfolio

We make loans primarily to professional firms, professionals, property management companies, churches and individuals. These loans consist of commercial and consumer real estate loans, business loans and loans to individuals. Our total loan portfolio grew by 20.3% between December 31, 2004 and December 31, 2005. We attribute this growth to our focus on relationship banking, our experienced loan officers and the vibrant Wake County area market.

Real estate construction and land development loans comprised 19.2% and real estate loans secured by one-to-four family residential properties comprised 11.5% of our total loan portfolio at December 31, 2005. These loans increased 57.2% and 4.9%, respectively, between December 31, 2004 and December 31, 2005. Other commercial loans secured by real estate comprised 68.3% of our total loan portfolio and are principally secured by owner-occupied buildings including professional practices, office, flex, retail and church properties. Properties securing these loans are located primarily within our market of Wake County, North Carolina. These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing based on various market indices.

Home equity loans, the predominate type of consumer loan in our portfolio, increased by 11.7% between December 31, 2004 and December 31, 2005 and comprised 5.0% of our total loan portfolio at that date. These loans are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually 90% or less.

While we originate mortgage loans, we do not retain them in our portfolio. We do not service loans for other financial institutions.

The table below presents information on our loan portfolio by major category at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Commercial	$200,950	68.26%	$174,107	71.13%	$137,385	75.64%	$89,501	75.38%	$60,314	71.56%
Real Estate – construction	56,586	19.22%	35,987	14.70%	19,162	10.55%	12,753	10.74%	11,290	13.39%
Real estate – 1 to 4 family mortgage	19,222	6.52%	19,170	7.83%	12,392	6.82%	6,433	5.42%	4,868	5.77%
Loans to individuals	2,933	1.00%	2,359	0.96%	1,897	1.04%	1,891	1.59%	1,822	2.16%
Home equity lines of credit	14,732	5.00%	13,189	5.38%	10,807	5.95%	8,160	6.87%	6,003	7.12%

Loans, gross	294,423	100.00	244,812	100.00	181,643	100.00	118,738	100.00	84,297	100.00
Unamortized net deferred loan fees	(248)		(192)		(111)		(85)		(41)

Total loans, net	$294,175		$244,620		$181,532		$118,653		$84,256

The table below presents as of December 31, 2005 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates.

	At December 31, 2005
	(Dollars in thousands)
	Due with one year		Due after one year but within five years		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable rate loans
Real estate - construction	$29,500	7.57%	$2,990	6.89%	$8,400	6.90%	$40,890	7.39%
Commercial and industrial loans	30,936	7.32%	34,151	7.14%	8,523	6.80%	73,610	7.18%
Real estate – 1-to-4 family mortgage	—	0.00%	—	0.00%	—	0.00%	—	—
Installment loans	440	7.48%	—	0.00%	—	—	440	7.48%
Equity lines	812	7.32%	13,425	7.26%	495	7.29%	14,732	7.26%

Total at variable rates	61,688	7.44%	50,566	7.16%	17,418	6.86%	129,672	7.25%

Fixed rate loans:
Real estate – construction	4,354	5.78%	4,090	5.77%	7,252	5.90%	15,696	5.83%
Real estate – 1-to-4 family mortgage	5,278	5.92%	8,080	5.86%	5,864	5.62%	19,222	5.80%
Commercial and industrial loans	9,295	6.10%	78,436	6.05%	39,609	5.94%	127,340	6.02%
Installment loans	1,140	6.30%	996	7.04%	358	16.15%	2,494	8.01%
Equity lines	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total at fixed rates	20,067	5.99%	91,602	6.03%	53,082	5.96%	164,751	6.00%

Subtotal	81,755	7.09%	142,168	6.43%	70,500	6.17%	294,423	6.55%
Non-accrual loans	—		—		—		—

Loans, gross	$81,755		$142,168		$70,500		$294,423

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Asset Quality and the Allowance For Loan Losses

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis. We place loans on a non-accrual basis when we have serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. At December 31, 2005, we had no non-accrual loans, no accruing loans that were past due 90 days or more, and no restructured loans.

The table below sets forth for the dates indicated information about our non-performing assets.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans	$—	$260	$1,002	$111	$25
Restructured loans	—	—	—	—	—

Total nonperforming loans	—	260	1,002	111	25

Other real estate owned	—	520	—	—	—

Total nonperforming assets	$—	$780	$1,002	$111	$25

Accruing loans past due 90 days or more	$—	$46	$—	$191	$—
Allowance for loan losses	3,679	3,053	2,360	1,845	587
Nonperforming loans to period end loans	0.00%	0.11%	0.55%	0.09%	0.03%
Allowance for loan losses to period end loans	1.25%	1.25%	1.30%	1.55%	1.57%
Nonperforming assets to loans and other real estate	0.00%	0.32%	0.55%	0.09%	0.03%
Nonperforming assets to total assets	0.00%	0.25%	0.40%	0.06%	0.02%
Allowance for loan losses to nonperforming loans	0.00%	1174.23%	235.53%	1662.16%	5292.00%

Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. During 2005 we maintained our loan loss provision as a percentage of loans at 1.25%. This was the same amount that was outstanding at December 31, 2004. While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Additional information regarding our allowance for loan losses and loan loss experience is presented in Note E to our consolidated financial statements included in this report.

The table below provides information on our allocation of our allowance for loan losses among various loan categories at the dates presented.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
			(Dollars in thousands)
Real estate loans:
Commercial	$1,565	68.26%	$2,041	71.13%	$1,794	75.64%	$1,436	75.38%	$905	71.56%
Real estate - construction	748	19.22%	422	14.70%	259	10.55%	120	10.74%	152	13.39%
Real estate - 1 to 4 family	502	6.52%	225	7.83%	71	6.82%	86	5.42%	37	5.77%
Loans to individuals	12	1.00%	27	0.96%	22	1.04%	17	1.59%	27	2.16%
Home equity lines of credit	197	5.00%	155	5.38%	71	5.95%	57	6.87%	39	7.12%

Total allocated	3,024	100.00%	2,870	100.00%	2,217	100.00%	1,716	100.00%	1,160	100.00%
Unallocated	655		183		143		129		163

Total	$3,679		$3,053		$2,360		$1,845		$1,323

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The table below presents information regarding the changes in our allowance for loan/losses at or for the years indicated.

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans outstanding at the end of the year	$294,175	$244,620	$181,532	$118,653	$84,256

Average loans outstanding during the year	$259,633	$209,502	$139,095	$100,701	$57,581

Allowance for loan losses at beginning of year	$3,053	$2,360	$1,845	$1,323	$587
Provision for loan losses	792	920	690	546	836

	3,845	3,280	2,535	1,869	1,423

Loans charged off:
Real estate loans	(32)	(82)	(171)	(24)	(100)
Commercial and industrial loans	(169)	(183)	(4)	—	—
Installment loans	(4)	(13)	—	—	—

Total charge-offs	(205)	(278)	(175)	(24)	(100)

Recoveries of loans previously charged off:
Real estate loans	9	—	—	—	—
Commercial and industrial loans	21	50	—	—	—
Installment loans	9	1	—	—	—

Total recoveries	39	51	—	—	—

Net charge-offs	(166)	(227)	(175)	(24)	(100)

Allowance for loan losses at end of year	$3,679	$3,053	$2,360	$1,845	$1,323

Ratios:
Nonperforming loans to period-end loans	0.00%	0.11%	0.55%	0.09%	0.03%
Allowance for loan losses as a percent of loans at end of year	1.25%	1.25%	1.30%	1.55%	1.57%
Net charge-offs as a percentage of average loans	0.06%	0.11%	0.13%	0.02%	0.17%

Deposits

Our deposits are the primary source of our funds for loans. Our deposit strategy is to raise our deposits in our market area through relationship banking. We believe that the great majority of our deposits are from individuals and entities located in our market area.

The table below presents information on our deposits for the years presented.

	For the Year Ended December 31,
	2005		2004		2003
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Savings, NOW and money market	$123,705	2.25%	$98,714	1.55%	$63,363	1.53%
Time deposits over $100,000	37,252	3.77%	28,651	2.96%	25,605	3.19%
Other time deposits	57,505	3.02%	45,573	2.59%	38,819	2.93%

Total interest-bearing deposits	218,462	2.71%	172,938	2.06%	127,787	2.29%

Non-interest-bearing deposits	75,103	—	57,327	—	52,186	—

Total deposits	$293,565	2.02%	$230,265	1.55%	$179,973	1.63%

The following table presents the amounts and maturities of deposits with balances of $100,000 or more at December 31, 2005:

At December 31, 2005
(In thousands)
Remaining maturity:
Less than three months	$16,561
Three to six months	9,359
Six to twelve months	12,498
Over twelve months	12,686

Total	$51,104

Borrowings

The following table sets forth certain information regarding our short-term borrowings for the periods indicated.

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased
Balance outstanding at end of period	$10,006	$14,273	$15,911
Maximum amount outstanding at any month end during the period	12,299	16,184	15,911
Average balance outstanding	10,003	15,699	6,992
Weighted-average interest rate during the period	2.28%	1.96%	0.90%
Weighted-average interest rate at end of period	2.34%	1.66%	1.25%

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

The tables below present information on our investment portfolio at the dates indicated.

	At December 31, 2005
	Amortized cost	Gross Unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. government treasury	$—	$—	$—	$—
U. S. government treasury	$—	$—	$—	$—
U. S. government securities and obligations of U.S. governmental agencies	13,990	—	145	$13,845
State and municipal securities	6,231	—	72	6,159
Mortgage-backed securities	22,169	9	480	21,698

Total securities available for sale	$42,390	$9	$697	$41,702

	At December 31, 2004
	Amortized cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. government treasury	$—	$—	$—	$—
U.S. government securities and obligations of U.S. governmental agencies	$11,955	2	95	$11,862
State and municipal securities	2,472	2	—	2,474
Mortgage-backed securities	21,259	32	256	21,035

	$35,686	$36	$351	$35,371

	At December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. government treasury	$989	$2	$—	$991
U.S. government securities and obligations of U.S. governmental agencies	13,288	44	45	13,287
State and municipal securities	2,000	—	—	2,000
Mortgage-backed securities	25,887	132	415	25,604

Total securities available for sale	$42,164	$178	$460	$41,882

The amortized cost and fair values of securities available for sale at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Weighted Average/ Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies
Due within one year	$6,053	$5,981	2.51%
Due after one but within five years	7,937	7,864	4.11%

	13,990	13,845	3.42%
State and municipal securities
Due within one year	105	105	4.00%
Due after one but within five years	567	561	3.12%
Due after five but within ten years	561	548	2.81%
Due after ten years	4,999	4,947	4.17%

	6,232	6,161	3.92%
Mortgage-backed securities
Due within one year	—	—	0.00%
Due after one but within five years	727	723	4.79%
Due after five but within ten years	3,877	3,797	4.08%
Due after ten years	17,564	17,176	3.61%

	22,168	21,696	3.73%

Total securities available for sale
Due within one year	6,158	6,086	2.54%
Due after one but within five years	9,231	9,148	4.10%
Due after five but within ten years	4,438	4,345	3.92%
Due after ten years	22,563	22,123	3.72%

	$42,390	$41,702	3.65%

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, or SPEs, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we were not involved in any unconsolidated SPE transactions.

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

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item concerning our directors and executive officers is incorporated by reference from the sections captioned “Proposal No. 1 - Election of Directors”, “Other Information - Other Directors” and “Executive Officers” contained in our proxy statement related to the 2006 Annual Meeting of Shareholders scheduled to be held on May 17, 2006. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of our proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Since the date of our proxy statement for our 2005 Annual Meeting of Shareholders, we have not made any material change to the procedures by which our shareholders may recommend nominees to our Board of Directors. Those procedures are discussed under the section captioned “Director Nominations” in our proxy statement for the 2006 Annual Meeting of Shareholders.

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

Item 13. Exhibits.

(A)	Exhibits

Exhibit No.	Exhibit Title
3.1(a)	Articles of Incorporation filed on June 5, 2002

3.2(a)	Bylaws adopted June 7, 2002

4.1(a)	Form of North State Bancorp stock certificate

4.2	Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of March 17, 2004

4.3	Indenture dated as of March 17, 2004, between North State Bancorp, as Issuer and U.S. Bank National Association, as Trustee

4.4(b)	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of December 15, 2005

4.5(b)	Indenture dated as of December 15, 2005, between North State Bancorp, as Issuer and Wilmington Trust Company, as Trustee

10.1(c)	Stock Option Plan for Non-Employee Directors, assumed as of June 28, 2002

10.2(c)	Stock Option Plan for Employees, assumed as of June 28, 2002

10.3(d)	Employment Agreement between North State Bank and Larry D. Barbour, dated as of June 1, 2000

10.4(d)	Change in Control Agreement between North State Bank and Kirk A. Whorf, dated as of June 1, 2000, as amended on October 29, 2002

10.5(d)	Change in Control Agreement between North State Bank and Judy M. Stephenson, dated as of June 1, 2000

10.6(d)	Change in Control Agreement between North State Bank and Sandra A. Temple, dated as of June 1, 2000, as amended on October 24, 2002

10.7(e)	2003 Stock Plan

10.8	Guarantee Agreement dated as of March 17, 2004, by and between North State Bancorp and U.S. Bank National Association

10.9(b)	Guarantee Agreement dated as of December 15, 2005, by and between North State Bancorp and Wilmington Trust Company

21.1	List of Subsidiaries

23	Consent of Dixon Hughes PLLC

31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with our Current Report of Form 8-K filed pursuant to Rule 12g-3 on July 1, 2002.

(b)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K filed on December 20, 2005.
(c)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 31, 2002 (Registration Statement No. 333-97419).
(d)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2002.
(e)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 25, 2003 (Registration Statement No. 333-107337).

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Report of the Audit Committee” contained in our proxy statement.

ITEM 7 – FINANCIAL STATEMENTS

NORTH STATE BANCORP & SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

North State Bancorp

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of North State Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North State Bancorp and subsidiary at December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 22, 2006

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$5,991	$4,015
Interest-earning deposits with banks	4,523	1,345
Federal funds sold	30,206	19,388
Investment securities available for sale, at fair value (Note C)	41,702	35,371

Loans (Notes D)	294,175	244,620
Less allowance for loan losses (Note E)	3,679	3,053

NET LOANS	290,496	241,567
Accrued interest receivable	1,286	890
Stock in the Federal Home Loan Bank of Atlanta, at cost	644	769
Premises and equipment (Note F)	5,858	4,243
Other assets (Note I)	1,732	1,951

TOTAL ASSETS	$382,438	$309,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$86,856	$73,748
Savings, money market and NOW	139,022	113,687
Time (Note G)	111,493	81,698

TOTAL DEPOSITS	337,371	269,133

Accrued interest payable	1,394	914
Short-term borrowings (Note H)	10,006	14,273
Long-term debt (Note H)	11,215	5,155
Accrued expenses and other liabilities (Note N)	1,312	1,153

TOTAL LIABILITIES	361,298	290,628

Commitments (Notes H and L)

Shareholders’ equity (Notes K and N):
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized; 2,842,159 and 2,366,041 issued and outstanding at December 31, 2005 and 2004, respectively	2,842	2,366
Additional paid-in capital	13,652	14,110
Accumulated earnings	5,072	2,634
Accumulated other comprehensive loss	(426)	(196)

TOTAL SHAREHOLDERS’ EQUITY	21,140	18,914

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$382,438	$309,542

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$16,911	$11,383
Investments:
Taxable	1,078	1,000
Tax-exempt	110	18
Federal funds sold and deposits in other banks	643	175
Other	39	23

TOTAL INTEREST INCOME	18,781	12,599

INTEREST EXPENSE
Money market, NOW and savings deposits	2,786	1,529
Time deposits	3,141	2,030
Short-term borrowings	229	307
Long-term debt	341	269

TOTAL INTEREST EXPENSE	6,497	4,135

NET INTEREST INCOME	12,284	8,464
PROVISION FOR LOAN LOSSES (Note E)	792	920

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,492	7,544

NON-INTEREST INCOME (Note J)	1,310	1,035

NON-INTEREST EXPENSE
Salaries and employee benefits (Note N)	4,602	3,633
Occupancy and equipment (Note F)	1,370	801
Other (Note J)	2,929	1,931

TOTAL NON-INTEREST EXPENSE	8,901	6,365

INCOME BEFORE INCOME TAXES	3,901	2,214
INCOME TAXES (Note I)	1,463	838

NET INCOME	$2,438	$1,376

NET INCOME PER COMMON SHARE
Basic	$.86	$.49

Diluted	$.79	$.46

WEIGHTED AVERAGE SHARES COMMON OUTSTANDING
Basic	2,840,945	2,835,358

Diluted	3,086,297	3,019,547

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

	Common stock		Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Total shareholder equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2003	2,051,684	$2,052	$14,379	$1,258	$(175)	$17,514

Comprehensive income:
Net income	—	—	—	1,376		1,376
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	(21)	(21)

Total comprehensive income						1,355
23-for-20 stock split effected in the form of a stock dividend	308,928	309	(309)	—	—	—
Stock options exercised	5,429	5	40	—	—	45

Balance at December 31, 2004	2,366,041	2,366	14,110	2,634	(196)	18,914

Comprehensive income:
Net income	—	—	—	2,438		2,438
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	(230)	(230)

Total comprehensive income						2,208
6-for-5 stock split effected in the form of a stock dividend	473,980	474	(474)	—	—	—
Stock options exercised	2,138	2	16	—	—	18

Balance at December 31, 2005	2,842,159	$2,842	$13,652	$5,072	$(426)	$21,140

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,438	$1,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	359
Net amortization of premiums on investment securities	108	125
Provision for loan losses	792	920
Deferred income taxes	(341)	(242)
Realized gain on sales of investment securities available for sale	(3)	—
Loss from sale of foreclosed assets	9	—
Change in assets and liabilities:
Increase in accrued interest receivable	(396)	(193)
Increase in other assets	(169)	(205)
Increase in accrued interest payable	516	194
Decrease in accrued expenses and other liabilities	(218)	826

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,907	3,160

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(20,619)	(13,667)
Proceeds from maturities and repayments of investment securities available for sale	12,923	17,399
Proceeds from sales of investment securities available for sale	887	2,620
Net increase in loans	(49,721)	(63,836)
Redemption (purchase) of Federal Home Loan Bank stock	125	(376)
Purchases of premises and equipment	(2,105)	(1,178)
Proceeds from disposal of premises and equipment	14	—
Proceeds from sale of foreclosed assets	512	—

NET CASH USED BY INVESTING ACTIVITIES	(57,984)	(59,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	68,238	60,585
Net change in short term borrowings	(4,267)	(7,638)
Net change in long-term debt	6,060	5,155
Net proceeds from issuance of common stock	18	45

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,049	58,147

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,972	2,269

CASH AND CASH EQUIVALENTS, BEGINNING	24,748	22,479

CASH AND CASH EQUIVALENTS, ENDING	$40,720	$24,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,981	$3,905
Income taxes paid	1,885	741

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized loss on investment securities available for sale, net of tax	$(230)	$(21)
Transfer of loans to foreclosed assets	—	521

See accompanying notes.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of North State Bancorp and its wholly owned subsidiary North State Bank. All significant intercompany transactions and balances are eliminated in consolidation. North State Bancorp and its subsidiary are collectively referred to herein as the “Company”.

During 2004, the Company formed North State Statutory Trust I (“Trust I”), a wholly owned subsidiary. During 2005, the Company formed North State Statutory Trust II (“Trust II”), also a wholly owned subsidiary of the Company. Both Trust I and Trust II were formed in order to facilitate the issuance of trust preferred securities. Trust I and Trust II have invested the total proceeds from their respective sales of their trust preferred securities in junior subordinated deferrable interest debentures issued by the Company. In addition, the Company adopted the Financial Accounting Standard Board (“FASB”) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, that resulted in the deconsolidation of Trust I and Trust II. Upon deconsolidation, the junior subordinated debentures issued by the Company to Trust I and Trust II were included in long-term debt and the Company’s equity interest in the two Trusts were included in other assets. The deconsolidation of the Trusts did not materially impact net income.

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold.

Investment Securities Available for Sale

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

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2005.

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

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

At December 31, 2005, the Company had two stock-based compensation plans, which are more fully described in Note N. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2005 and 2004, the Company’s net income and net income per share would have changed to the pro forma amounts indicated as follows:

	2005	2004
	(Amounts in thousands)
Net income:
As reported	$2,438	$1,379
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(178)	(248)

Pro forma	$2,260	$1,128

Basic net income per share:
As reported	$0.86	$0.49
Pro forma	0.80	0.40

Diluted net income per share:
As reported	$0.79	$0.46
Pro forma	0.73	0.37

Earnings Per Common Share

During 2005, the Company issued a six-for-five stock split effected in the form of a 20% stock dividend and during 2004, the Company issued a twenty-three-for-twenty stock split effected in the form of 15% stock dividend. All references in these financial statements to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits.

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

	2005	2004
Weighted average number of common shares used in computing basic net income per share	2,840,945	2,835,358

Effect of dilutive stock options	245,352	184,189

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,086,297	3,019,547

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share (Continued)

For the year ended December 31, 2005, there were no antidilutive shares. For the year ended December 31, 2004, there were 557 antidilutive shares because the exercise price of the options exceeded the average market price of the Company’s common stock for the year.

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

The components of other comprehensive loss and related tax effects are as follows:

	2005	2004
	(Amounts in thousands)
Unrealized holding losses on available for sale securities	$(373)	$(33)
Tax effect	145	12
Reclassification of gains recognized in net income	(3)	—
Tax effect	1	—

Other comprehensive loss	$(230)	$(21)

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

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15, 2005. The Company is in process of evaluating the impact of this FSP.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) (“SFAS No. 123(r)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Reclassification

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$13,990	$—	$145	$13,845
State and municipal securities	6,231	—	72	6,159
Mortgage-backed securities	22,169	9	480	21,698

	$42,390	$9	$697	$41,702

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$11,955	$2	$95	11,862
State and municipal securities	2,472	2	—	2,474
Mortgage-backed securities	21,259	32	256	21,035

	$35,686	$36	$351	$35,371

The following table shows investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity. The unrealized losses relate to thirteen U.S. Government Agency bonds, twenty-one mortgage-backed securities and seven municipal bonds.

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$8,850	$85	$4,995	$60	$13,845	$145
State and local governments	3,160	72	—	—	3,160	72
Mortgage-backed securities	6,256	95	13,562	385	19,818	480

Total temporarily impaired securities	$18,266	$252	$18,557	$445	$36,823	$697

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)

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

The amortized cost and fair values of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due within one year	$6,158	$6,086
Due after one but within five years	9,231	9,148
Due after five but within ten years	4,438	4,345
Due after ten years	22,563	22,123

	$42,390	$41,702

Securities with a carrying value of $17.5 and $19.4 million at December 31, 2005 and 2004, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

Proceeds from the sale of investment securities of $887,000 in 2005 resulted in a gross gain of $3,000. Proceeds from the sales of investment securities of $2.6 million in 2004 resulted in no gain or loss.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE D - LOANS

Following is a summary of loans:

	At December 31,
	2005		2004
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Commercial	$200,950	68.26%	$174,107	71.12%
Real estate - construction	56,586	19.22%	35,987	14.70%
Real estate - 1-4 family mortgage	19,222	6.52%	19,170	7.83%
Loans to individuals	2,933	1.00%	2,359	0.96%
Home equity lines of credit	14,732	5.00%	13,189	5.39%

Subtotal	294,423	100.00%	244,812	100.00%

Unamortized net deferred loan fees	(248)		(192)

Total loans	$294,175		$244,620

Loans are primarily made in Wake County, North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

Impaired loans consist entirely of nonaccrual loans, which aggregated $0 and $260,000 at December 31, 2005 and 2004, respectively, with related allowances for loan losses of $0 and $39,000 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004 was $ 65,000 and $648,000, respectively. For the years ended December 31, 2005 and 2004, the interest income the Company recognized from impaired loans during the portion of the year that they were impaired was not material.

The Company had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectibility or present other unfavorable features. A summary of related party loan transactions is as follows (amounts in thousands):

Balance at December 31, 2004	$13,545
Additional borrowings	5,569
Loan repayments	(7,695)

Balance at December 31, 2005	$11,419

At December 31, 2005, the Company had pre-approved but unused lines of credit totaling $2.0 million to executive officers, directors and their affiliates.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE E - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2005 and 2004 follows:

	2005	2004
	(Amounts in thousands)
Beginning balance	$3,053	$2,360

Provision for loan losses	792	920

Charge-offs	(206)	(278)
Recoveries	40	51

Net charge-offs	(166)	(227)

Ending balance	$3,679	$3,053

NOTE F - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Land	$2,487	$1,266
Buildings	1,974	1,971
Leasehold improvements	795	242
Furniture, fixtures and equipment	2,186	1,652
Construction in process	55	112

	7,497	5,243
Accumulated depreciation	(1,639)	(999)

Total	$5,858	$4,244

Depreciation and amortization amounting to $477,000 in 2005 and $353,000 in 2004 is included in occupancy and equipment expense.

The Company leases office facilities under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year ending December 31:
2006	$601
2007	464
2008	431
2009	338
2010	338

$2,172

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE F - PREMISES AND EQUIPMENT (Continued)

Total rental expense for the years ended December 31, 2005 and 2004 amounted to $647,000 and $216,000, respectively. Rent expense is included in occupancy and equipment expenses.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was approximately $51.1 million and $29.2 million, respectively.

At December 31, 2005, the scheduled maturities of time deposits were as follows:

	Less than $100,000	$100,000 or more	Total
	(Amounts in thousands)
2006	$47,151	$38,418	$85,569
2007	11,217	7,638	18,855
2008	1,172	3,025	4,197
2009	337	148	485
2010	512	1,875	2,387

	$60,389	$51,104	$111,493

NOTE H – BORROWINGS

Short-term Debt

At December 31, 2004, the Company had a $6.0 million advance from the Federal Home Loan Bank of Atlanta. This advance matured on January 28, 2005 and bore a fixed interest rate of 4.38%. This advance is classified as a short-term debt in 2004 in the accompanying consolidated balance sheets. Under collateral agreements with the Federal Home Loan Bank at December 31, 2004, this advance was secured by loans with a carrying value of $26.4 million. There were no advances outstanding from the Federal Home Loan Bank of Atlanta at December 31, 2005.

In addition to the above advance, the Company also had repurchase agreements outstanding in the amount of $10.0 million and $8.3 million at December 31, 2005 and 2004, respectively. Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are collateralized by U.S. Government Agency obligations. These repurchase agreements are due within one year and are classified as short-term borrowings in the accompanying consolidated balance sheets.

As of December 31, 2005, the Company had available lines of credit totaling approximately $47.5 million with various financial institutions for borrowing on a short-term basis, with no amounts outstanding at that date. These lines are subject to annual renewals with varying interest rates.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE H - BORROWINGS (Continued)

Long-term Debt

On March 17, 2004, the Company issued $5.2 million of junior subordinated debentures to North State Statutory Trust I (“Trust I”) in exchange for the proceeds of trust preferred securities issued by Trust I. On December 15, 2005 the Company issued $5.2 million of junior subordinated debentures to North State Statutory Trust II (“Trust II”) in exchange for the proceeds of trust preferred securities issued by Trust II. Trust I and Trust II are wholly owned by the Company. The junior subordinated deferrable interest debentures are included in long-term debt and the Company’s equity interests in Trust I and Trust II are included in other assets.

The junior subordinated debentures for Trust I pay interest quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.79%. The debentures are redeemable on July 17, 2009 or afterwards in whole or in part, on any January 17, April 17, July 17 or October 17. Redemption is mandatory at April 17, 2034. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The junior subordinated debentures for Trust II pay interest quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 1.65%. The debentures are redeemable on July 15, 2010 or afterwards in whole or in part, on any January 15, April 15, July 15 or October 15. Redemption is mandatory at April 15, 2035. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities issued by Trust I and Trust II presently qualify as Tier 1 regulatory capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2005.

At December 31, 2005 the Company had a $905,000 in a long-term Federal Home Loan Bank advance. This advance is in the form of a long term advance, maturing October 7, 2025 and funds a qualified Community Investment Program loan. The Company pays 2.00% interest for the advance with the loan earning 4.00%.

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(Amounts in thousands)
Current tax expense:
Federal	$1,487	$895
State	289	185

	1,776	1,080

Deferred tax provision:
Federal	(259)	(181)
State	(82)	(61)

Provision for income tax expense	(341)	(242)

before adjustment to deferred tax asset valuation allowance	1,435	838

Increase in valuation allowance	28	—

Net provision for income taxes	$1,463	$838

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE I - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2005	2004
	(Amounts in thousands)
Expected income tax expense	$1,326	$753

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	137	82
Adjustment to deferred tax asset valuation allowance	28	—
Other permanent differences	(28)	3

Provision for income taxes	$1,463	$838

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2005 and 2004 are as follows:

	2005	2004
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,255	$975
Pre-opening costs and expenses	—	18
Deferred compensation	277	175
Unrealized loss on available for sale securities	262	119
Other	28	12

Total deferred tax assets	1,822	1,299
Less: Valuation Allowance	(28)	—

Net deferred tax asset	1,794	1,299

Deferred tax liabilities relating to:
Deferred loan origination fees	(147)	(93)
Prepaid Expenses	(29)	—
Property and equipment	(73)	(117)

Total deferred tax liabilities	(249)	(210)

Net recorded deferred tax asset included in other assets	$1,545	$1,089

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(Amounts in thousands)
Mortgage origination fees	$492	$311
Service charges and fees on deposit accounts	682	588
Gain on sale of investment securities	3	—
Other	133	136

Total non-interest income	$1,310	$1,035

The major components of other non-interest expense for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(Amounts in thousands)
Professional fees	$341	$230
Postage, printing and office supplies	126	145
Advertising and promotion	276	184
Data processing and other outsourced services	398	319
Other	1,788	1,053

Total non-interest expense	$2,929	$1,931

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

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE K - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2005 and 2004, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:

Total Capital (to Risk-Weighted Assets)	$31,138	10.30%	$24,180	8.00%	$30,224	10.00%
Tier I Capital (to Risk-Weighted Assets)	27,459	9.09%	12,090	4.00%	18,135	6.00%
Tier I Capital (to Average Assets)	27,459	7.53%	14,581	4.00%	18,226	5.00%

As of December 31, 2004:

Total Capital (to Risk-Weighted Assets)	$26,918	11.01%	$19,572	8.00%	$24,464	10.00%
Tier I Capital (to Risk-Weighted Assets)	23,865	9.76%	9,786	4.00%	14,679	6.00%
Tier I Capital (to Average Assets)	23,865	7.94%	12,016	4.00%	15,020	5.00%

The Company is also subject to these capital requirements. At December 31, 2005, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 10.36%, 9.14% and 7.56%, respectively for the period ending December 2005. For the period ending December 31, 2004, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.10%, 9.86% and 8.03%, respectively.

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

December 31, 2005 and 2004

NOTE L - OFF-BALANCE SHEET RISK (Continued)

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2005 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$45,653
Undisbursed lines of credit	15,281
Standby letters of credit	2,764

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

December 31, 2005 and 2004

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004.

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and due from banks	$5,991	$5,991	$4,015	$4,015
Interest-earning deposits with banks	4,523	4,523	1,345	1,345
Federal funds sold	30,206	30,206	19,388	19,388
Investment securities available for sale	41,702	41,702	35,371	35,371
Loans, net	290,496	287,376	241,567	240,189
Accrued interest receivable	1,286	1,286	890	890
Stock in the Federal Home Loan Bank	644	644	769	769

Financial liabilities:
Deposits	$337,371	$337,181	$269,133	$268,694
Short-term borrowings	10,006	10,006	14,273	14,284
Long-term debt	11,215	10,905	5,155	5,155
Accrued interest payable	1,394	1,394	878	878

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Option Plans

During 2000 the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the Bank’s holding company reorganization. In 2003, the Company adopted, with shareholder approval, the 2003 Stock Plan. The 2003 Stock Plan replaced the two prior plans. All shares available for issuance under the prior plans, plus any shares covered by outstanding options that are forfeited under the prior plans, were transferred to the 2003 Plan. An aggregate of 551,034 shares of the Company’s common stock is reserved for options. Certain of the options granted to directors in 2000 vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2005 and 2004, adjusted for the effects of the six-for-five stock split effected in the form of a 20% stock dividend in 2005 and adjusted for the twenty-three-for-twenty stock split effected in the form of a 15% stock dividend in 2004, is as follows:

	Shares Available for Future Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2003	41,587	477,487	$6.09	326,074	$6.00
Options granted	(29,614)	29,614	11.33	—	—
Options vesting	—	—	—	71,216	6.06
Option exercised	—	(7,492)	5.99	(7,492)	5.99
Options forfeited	5,296	(5,296)	6.35	(1,463)	5.99

At December 31, 2004	17,269	494,313	6.40	388,335	6.02
Options granted	(6,600)	6,600	15.38	—	—
Options vesting	—	—	—	71,540	6.09
Option exercised	—	(2,538)	6.86	(2,538)	6.86
Options forfeited	1,563	(1,563)	9.95	(1,563)	9.95

At December 31, 2005	12,232	496,812	$6.50	455,774	$6.09

The weighted average remaining life of options outstanding at December 31, 2005 is 4.84 years. The range of exercise prices for options outstanding at December 31, 2005 is $5.99 to $16.25. Information pertaining to options outstanding at December 31, 2005 is as follows:

Range of Exercise Prices	Number of options outstanding	Number of options exercisable
$5.99 - $7.25	458,962	448,992
$7.26 - $10.87	5,060	2,024
$10.88 - $16.25	32,790	4,758

Outstanding at end of year	496,812	455,774

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The estimated per share fair value of options granted, together with the assumptions used in estimating those fair values, are displayed below:

	2005	2004
Estimated fair value of options granted	$7.04	$4.22

Assumptions in estimating option values:
Risk-free interest rate	4.17%	3.81%
Dividend yield	0.00%	0.00%
Volatility	25.00%	25.00%
Expected life	10 years	10 years

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

Deferred Compensation Plan for Directors

In December 2001, the Company implemented a non-qualifying deferred compensation plan for outside directors. Under the plan, a participating director may elect to defer receipt of all or a portion of his or her director fees that would otherwise be payable in cash. At the end of each calendar year, the fees electively deferred during the year are converted, using a formula based upon 125% of the dollar amount of fees deferred and the average closing price of the Company’s common stock for the 20 trading days preceding January 1, into a hypothetical number of shares (the “phantom shares”) credited to the participating director’s account. The then current value of all phantom shares accumulated under the plan is payable to the participating director, or to his or her designated beneficiary, upon retirement, disability or death. Provisions of $399,000 in 2005 and $257,000 in 2004 were expensed to provide for future obligations payable under this plan. At December 31, 2005 and December 31, 2004, the outstanding deferred obligations were $719,000 and $428,000 respectively.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE O - PARENT COMPANY FINANCIAL DATA

Following are the condensed financial statements of North State Bancorp as of and for the year ended December 31, 2005 and 2004:

Condensed Statements of Financial Condition

December 31, 2005 and 2004

(Amounts in thousands)

	2005	2004
Assets
Cash	$4,101	$209
Investment in North State Bank	27,033	23,670
Investment in North State Statutory Trust I	155	155
Investment in North State Statutory Trust II	155	—
Other assets	35	47

Total assets	$31,479	$24,081

Liabilities and Shareholders’ Equity
Other liabilities	$29	$12
Long term debt	10,310	5,155

Shareholders’ equity:
Common stock	2,842	2,366
Additional paid-in capital	13,652	14,110
Retained earnings	5,072	2,634
Accumulated other comprehensive loss	(426)	(196)

Total shareholders’ equity	21,140	18,914

Total liabilities and shareholders’ equity	$31,479	$24,081

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE O - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations

Years Ended December 31, 2005 and 2004

(Amounts in thousands)

	2005	2004
Equity in earnings of subsidiary	$2,760	$1,551
Interest income	3	2
Interest expense	(334)	(182)
Other income	9	5

Net income	$2,438	$1,376

Condensed Statements of Cash Flows

Years Ended December 31, 2005 and 2004

(Amounts in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$2,438	$1,376
Adjustments to reconcile net income to net cash used by operating activities:
Amortization	12	3
Equity in earnings of subsidiaries	(2,760)	(1,551)
Changes in assets and liabilities:
(Increase) decrease in other assets	—	(50)
Increase in other liabilities	17	12

Net cash used by operating activities	(293)	(210)

Cash flows from investing activities:
Investment in subsidiaries	(1,165)	(5,121)

Net cash used by investing activities	(1,165)	(5,121)

Cash flows from financing activities:
Issuance of junior subordinated debentures	5,155	5,155
Proceeds from stock options exercised	18	45
Dividends from subsidiaries	177	340

Net cash provided by financing activities	5,350	5,540

Net increase in cash and cash equivalents	3,892	209

Cash and cash equivalents, beginning	209	—

Cash and cash equivalents, ending	$4,101	$209

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: March 23, 2006	By:	/s/ Larry D. Barbour
Larry D. Barbour, President
and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Larry D. Barbour Larry D. Barbour	President, Chief Executive Officer and Director (principal executive officer)	March 23, 2006

/s/ Kirk A. Whorf Kirk A. Whorf	Chief Financial Officer (principal financial and accounting officer)	March 23, 2006

/s/ Forrest H. Ball Forrest H. Ball	Director	March 23, 2006

/s/ James C. Branch James C. Branch	Director	March 23, 2006

/s/ Charles T. Francis Charles T. Francis	Director	March 23, 2006

/s/ Glenn Futrell Glenn Futrell	Director	March 23, 2006

/s/ C. Thomas Hendrickson C. Thomas Hendrickson	Director	March 23, 2006

/s/ Jeanette W. Hyde Jeanette W. Hyde	Director	March 23, 2006

S- 1

/s/ J. Keith Keener J. Keith Keener	Director	March 23, 2006

Burley B. Mitchell, Jr.	Director	March , 2006

/s/ BarryW. Partlo Barry W. Partlo	Director	March 23, 2006

/s/ Gary H. Pendleton Gary H. Pendleton	Director	March 23, 2006

/s/ W. Harold Perry W. Harold Perry	Director	March 23, 2006

/s/ Nutan T. Shah Nutan T. Shah	Director	March 23, 2006

/s/ Fred J. Smith, Jr. Fred J. Smith, Jr.	Director	March 23, 2006

/s/ Jack M. Stancil Jack M. Stancil	Director	March 23, 2006

/s/ George C. Venters George C. Venters	Director	March 23, 2006

S- 2