Form 10QSB
period 2006-03-31
NORTH STATE BANCORP
filed 2006-05-15
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

As of May 12, 2006, 2,894,219 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005*
	(In thousands)
ASSETS

Cash and due from banks	$18,677	$5,991
Interest-earning deposits with banks	4,620	4,523
Federal funds sold	17,090	30,206
Investment securities available for sale, at fair value	46,131	41,702
Loans	301,318	294,175
Allowance for loan losses	(3,895)	(3,679)

NET LOANS	297,423	290,496

Accrued interest receivable	1,345	1,286
Stock in the Federal Home Loan Bank of Atlanta, at cost	659	644
Premises and equipment, net	5,969	5,858
Other assets	2,043	1,732

TOTAL ASSETS	$393,957	$382,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$95,868	$86,856
Savings, money market and NOW	138,340	139,022
Time deposits	113,812	111,493

TOTAL DEPOSITS	348,020	337,371

Accrued interest payable	1,455	1,394
Short-term borrowings	9,652	10,006
Long-term debt	11,211	11,215
Accrued expenses and other liabilities	1,471	1,312

TOTAL LIABILITIES	371,809	361,298

Commitments (Note B)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 2,894,219 and 2,842,159 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2,894	2,842
Additional paid-in capital	13,935	13,652
Retained earnings	5,763	5,072
Accumulated other comprehensive loss	(444)	(426)

TOTAL STOCKHOLDERS’ EQUITY	22,148	21,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$393,957	$382,438

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2006	2005
INTEREST INCOME
Loans	$5,206	$3,673
Investments	403	255
Federal funds sold and interest-earning deposits	257	58

TOTAL INTEREST INCOME	5,866	3,986

INTEREST EXPENSE
Money market, NOW and savings deposits	1,036	533
Time deposits	1,112	597
Short-term borrowings	52	57
Long-term debt	178	71

TOTAL INTEREST EXPENSE	2,378	1,258

NET INTEREST INCOME	3,488	2,728

PROVISION FOR LOAN LOSSES	154	215

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,334	2,513

NON-INTEREST INCOME
Mortgage origination fees	85	95
Service charges and fees on deposit accounts	188	169
Other	12	8

TOTAL NON-INTEREST INCOME	285	272

NON-INTEREST EXPENSE
Salaries and employee benefits	1,375	1,070
Occupancy and equipment	377	297
Professional fees	25	107
Postage, printing and office supplies	33	33
Data processing and other outsourced services	127	88
Advertising	47	42
Other	537	433

TOTAL NON-INTEREST EXPENSE	2,521	2,070

INCOME BEFORE INCOME TAXES	1,098	715

INCOME TAXES	407	269

NET INCOME	$691	$446

NET INCOME PER COMMON SHARE
Basic	$.24	$.16

Diluted	$.22	$.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,883,680	2,839,249

Diluted	3,151,123	3,081,282

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$691	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	105
Net amortization of discounts on investment securities	10	31
Provision for loan losses	154	215
Gain on sale of investment securities available for sale	—	(3)
Stock option expense	14	—
Change in assets and liabilities:
Increase in accrued interest receivable	(59)	(85)
Increase in other assets	(299)	(38)
Increase in accrued interest payable	61	245
Increase (decrease) in accrued expenses and other liabilities	160	(167)

NET CASH PROVIDED BY OPERATING ACTIVITIES	853	749

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(6,873)	(2,003)
Proceeds from maturities and repayments of investment securities available for sale	2,404	2,000
Proceeds from sales of investment securities available for sale	—	884
Purchases of premises and equipment	(232)	(278)
Net increase in loans	(7,081)	(10,740)
Proceeds from sale of foreclosed assets	—	521
(Purchase) redemption of Federal Home Loan Bank Stock	(15)	271

NET CASH USED BY INVESTING ACTIVITIES	(11,797)	(9,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,649	17,031
Net decrease in short-term borrowings	(354)	(4,948)
Exercise of stock options	320	—
Net decrease in long-term debt	(4)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,611	12,083

NET INCREASE IN CASH AND CASH EQUIVALENTS	(333)	3,487
CASH AND CASH EQUIVALENTS, BEGINNING	40,720	24,748

CASH AND CASH EQUIVALENTS, ENDING	$40,387	$28,235

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At March 31, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit	$50,556
Undisbursed lines of credit	14,090
Letters of credit	1,241

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net income	$691	$446
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	(30)	(247)
Tax effect	12	94

Total comprehensive income	$673	$293

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE D - STOCK OPTIONS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective application as permitted under SFAS No.123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

At March 31, 2006 the Company’s compensation cost that had been charged against income for its stock option plan was approximately $14,000 for the three months ended March 31, 2006. No deferred tax benefit was recorded related to share-based compensation during the quarter ended March 31, 2006.

During 2000 the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the Bank’s holding company reorganization. In 2003, the Company adopted, with shareholder approval, the 2003 Stock Plan. The 2003 Stock Plan replaced the two prior plans. All shares available for issuance under the prior plans, plus any shares covered by outstanding options that are forfeited under the prior plans, were transferred to the 2003 Plan. An aggregate of 551,034 shares of the Company’s common stock was initially reserved for options under the stock option plans. Certain of the options granted to directors in 2000 vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is estimated based on the Company’s historical low level of activity. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

A summary of option activity under the stock option plans as of March 31, 2006 and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding at December 31, 2005	496,812	$6.50	4.84 years
Granted	—	—
Exercised	52,060	6.15
Forfeited	221	11.59
Expired	—	—

Outstanding March 31, 2006	444,531	$6.54	4.62 years	$6,872

Exercisable at March 31, 2006	407,937	$6.14		$6,470

For the quarter ended March 31, 2006 the intrinsic value of options exercised was approximately $867,000. There were no shares granted during the three months ended March 31, 2006. The fair value of options vested during the period was approximately $14,000.

Cash received from option exercises under share-based payment arrangements for the three month period ended March 31, 2006 was $320,000. There was no tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the three months ended March 31, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB25. The adoption of the provisions of SFAS No. 123R for the three months ended March 31, 2006 resulted in the recognition of approximately $14,000 of share-based compensation expense while no expense would have resulted under the provisions of APB No. 25. The impact on net income and earnings per share of the adoption of the provisions of SFAS No. 123R during the first quarter of 2006 was insignificant.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123R to the prior year’s quarter ended March 31, 2005 (in thousands, except per share data):

Net income, as reported	$446
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	40

Pro forma net income	$406

Earnings per share – basic, as reported	$.16
Earnings per share – basic, pro forma	$.14
Earnings per share – diluted, as reported	$.14
Earnings per share – diluted, pro forma	$.13

NOTE E - NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

On October 6, 2005, the Board of Directors of the Company declared a 6-for-5 stock split of the Company’s common stock, effected in the form of a stock dividend. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2006	2005
Weighted average number of common shares used in computing basic net income per share	2,883,680	2,839,249
Effect of dilutive stock options	267,443	242,033

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,151,123	3,081,282

For the three-month periods ended March 31, 2006 and 2005, there were no anti-dilutive stock options.

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. Effective June 28, 2002, North State Bank became our wholly owned subsidiary. In March 2004, we formed North State Statutory Trust I, and in December 2005 we formed North State Statutory Trust II, both of which issued trust preferred securities to provide additional capital for general corporate purposes, including current and future expansion of North State Bank. Our primary business is the ownership and operation of North State Bank.

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through five locations, its main office in the North Hills section of Raleigh, North Carolina, one office in North Raleigh, one office in West Raleigh, one office in Garner, North Carolina and one loan production office serving the Wake Forest area, North Carolina.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets at March 31, 2006 were $394.0 million compared to $382.4 million at December 31, 2005, an increase of $11.6 million, or 3.0%. Earning assets decreased $1.4 million however; loans, the largest component of our earning assets, increased $7.1 million, or 2.4%, from December 31, 2005.

Loan growth slowed in the first quarter of 2006 compared to historical patterns. A flatter yield curve and higher cost of funds made us more selective on loan commitments. We anticipate loan production to increase for the remainder of the year as overall market conditions remain favorable. Investments increased $4.4 million and fed funds decreased $13.1 million over the year ended December 31, 2005 as we redeployed fed funds sold into investments and the loan portfolio. Cash and due from banks grew $12.7 million as check clearings picked up from the previous period as real estate closings through our attorney trust accounts increased.

Noninterest-bearing deposits grew $9.0 million, or 10.4%, while interest-bearing deposits grew by $1.6 million during the three months ended March 31, 2006. The growth in non-interest bearing deposits is a result of concerted efforts that emphasize relationship banking including relationships with attorneys and property management companies.

Although we also use borrowings to support balance sheet management and growth, during the three months ended March 31, 2006, total borrowings were essentially flat, ending the quarter at $20.9 million.

Total stockholders’ equity increased $1.0 million from $21.1 million at December 31, 2005 to $22.1 million at March 31, 2006. The increase resulted from net income during the period of $691,000 and the conversion of 52,000 stock options held by directors into stock. The exercise of these options contributed $320,000 to the Company’s total stockholders’ equity at March 31, 2006.

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005

For the three months ended March 31, 2006, net income was $691,000, or $.22 per diluted share. This compares to $446,000, or $.14 per diluted share, for same period in 2005.

The increase in earnings was driven by an increasing net interest margin which increased 12 basis points to 3.97% during the first quarter of 2006 when compared to the first quarter of 2005. The yield on earning assets increased 105 basis points over the previous three-month period ended March 31, 2005 while the cost of funds increased 92 basis points. This higher spread on earning assets combined with a 10.4% increase in non-interest bearing deposits drove the net interest margin to the higher level. The overall increase in earning asset yields were driven by the increase in market and managed rates, principally changes in the Fed Funds rate and subsequent changes to the prime lending rate. Since a significant portion (approximately 50%) of the Bank’s earning assets are based on these short term rates, the higher rates caused the earning assets to reprice faster than the Bank’s interest-bearing liabilities. This increase in rates combined with the overall increase in earning assets caused net interest income to increase by $760,000, or 27.9%, over the quarter ended March 31, 2005.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance will not be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to earnings. The provision for loan losses was $154,000 during the three months ended March 31, 2006 as compared with $215,000 for the same period in 2005. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $7.1 million in the three months ended March 31, 2006 and by $10.8 million in the three months ended March 31, 2005. The allowance for loan losses was $3.9 million at March 31, 2006 and $3.7 million at December 31, 2005, representing 1.29% and 1.25% of loans outstanding at each date, respectively. The allowance for loan losses was increased to a level management deemed adequate due to loan growth during the first three months of 2006 in addition to other economic factors as discussed above. At March 31, 2006, we had one non-performing loan with a balance of $14,000. This compares to non-performing assets of $46,000 at March 31, 2005. We had no Other Real Estate Owned (OREO) as of March 31, 2006 or December 31, 2005.

For the three months ended March 31, 2006, non-interest income increased $13,000 to $285,000 from $272,000 for the same period in the prior year. This increase was driven by higher deposit fees which increased $19,000 to $188,000 from $169,000 for the three months ended March 31, 2005. Mortgage fees decreased $10,000 to $85,000 from $95,000 as higher mortgage rates slowed overall mortgage loan production. Other non-interest income grew primarily through increased merchant credit card fees associated with increased deposit accounts.

Total non-interest expense for the three months ended March 31, 2006 was $2.5 million, with salaries and benefits representing the largest expense category at $1.4 million. This compares to total non-interest expense for the three months ended March 31, 2005 of $2.1 million with salaries and benefits of $1.1 million. During 2005, the Bank added four new loan production officers as well as hired the full complement of office staff necessary to open our new corporate headquarters and branch office in the new North Hills in Raleigh. In both cases, these are investments in our future as these new employees should allow the Bank to continue to grow in what we believe is a very attractive market.

Occupancy and equipment costs increased $80,000 for the most recently completed quarter when compared to the same period last year. These costs represent the opening of our North Hills office in March of 2005. Other non-interest expense increased $104,000 during the first quarter of 2006 when compared with to the first quarter in 2005. This increase is attributable to higher costs associated with merchant credit card processing , director fees and charitable contributions. Professional fees decreased $82,000 as most of our expenses for compliance with Section 404 of Sarbanes Oxley were incurred in the first quarter of 2005.

The effective tax rate for three-month period ended March 31, 2006 was 37.1% compared to 37.6% for the same period ended March 31, 2005.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $86.5 million in liquid assets (consisting of cash and cash equivalents and investment securities) at March 31, 2006, compared with $82.4 million at December 31, 2005. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with our equity capital, funded 94.0% of total assets at March 31, 2006. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at March 31, 2006 is adequate to meet our operating needs.

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

Capital

At March 31, 2006, the Company’s equity to assets ratio was 5.6%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 7.59%, 9.17% and 10.42%, respectively. At March 31, 2006, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we also were considered to be well capitalized at the same date.

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

NORTH STATE BANCORP

Date: May 11, 2006	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: May 11, 2006	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer