Form 10QSB
period 2006-06-30
NORTH STATE BANCORP
filed 2006-08-11
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

As of August 10, 2006, 2,943,627 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005*
	(Unaudited)
	(In thousands)
ASSETS
Cash and due from banks	$14,824	$5,991
Interest-earning deposits with banks	1,092	4,523
Federal funds sold	37,111	30,206
Investment securities available for sale, at fair value	42,061	41,702
Loans	320,995	294,175
Allowance for loan losses	(4,162)	(3,679)

NET LOANS	316,833	290,496

Accrued interest receivable	1,376	1,286
Stock in the Federal Home Loan Bank of Atlanta, at cost	805	644
Premises and equipment, net	6,837	5,858
Other assets	2,227	1,732

TOTAL ASSETS	$423,166	$382,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$117,429	$86,856
Savings, money market and NOW	146,206	139,022
Time deposits	111,173	111,493

TOTAL DEPOSITS	374,808	337,371

Accrued interest payable	1,625	1,394
Short-term borrowings	11,031	10,006
Long-term debt	11,206	11,215
Accrued expenses and other liabilities	1,379	1,312

TOTAL LIABILITIES	400,049	361,298

Commitments (Note B)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 2,894,357 and 2,842,159 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,894	2,842
Additional paid-in capital	14,265	13,652
Retained earnings	6,516	5,072
Accumulated other comprehensive loss	(558)	(426)

TOTAL STOCKHOLDERS’ EQUITY	23,117	21,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$423,166	$382,438

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$5,701	$4,043	$10,907	$7,716
Investments	447	267	851	528
Federal funds sold and interest-earning deposits	205	111	460	164

TOTAL INTEREST INCOME	6,353	4,421	12,218	8,408

INTEREST EXPENSE
Money market, NOW and savings deposits	1,221	625	2,256	1,157
Time deposits	1,173	663	2,285	1,259
Short-term borrowings	110	49	162	107
Long-term debt	197	76	375	148

TOTAL INTEREST EXPENSE	2,701	1,413	5,078	2,671

NET INTEREST INCOME	3,652	3,008	7,140	5,737
PROVISION FOR LOAN LOSSES	223	165	376	380

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,429	2,843	6,764	5,357

NON-INTEREST INCOME
Mortgage origination fees	91	129	176	224
Service charges and fees on deposit accounts	186	205	374	374
Other	18	12	30	20

TOTAL NON-INTEREST INCOME	295	346	580	618

NON-INTEREST EXPENSE
Salaries and employee benefits	1,341	1,161	2,716	2,231
Occupancy and equipment	375	352	752	649
Professional fees	70	83	95	189
Postage, printing and office supplies	31	29	64	62
Data processing and other outsourced services	125	96	252	184
Advertising	50	64	97	105
Other	535	437	1,073	874

TOTAL NON-INTEREST EXPENSE	2,527	2,222	5,049	4,294

INCOME BEFORE INCOME TAXES	1,197	967	2,295	1,681
INCOME TAXES	446	368	853	637

NET INCOME	$751	$599	$1,442	$1,044

NET INCOME PER COMMON SHARE
Basic	$.26	$.21	$.50	$.37

Diluted	$.24	$.19	$.46	$.34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,894,255	2,840,753	2,888,997	2,840,005

Diluted	3,151,435	3,070,697	3,149,995	3,073,679

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,442	$1,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	244	229
Net amortization of discounts on investment securities	19	56
Provision for loan losses	376	380
Gain on sale of investment securities available for sale	—	(3)
Stock option expense	25	—
Change in assets and liabilities:
Increase in accrued interest receivable	(90)	(91)
(Increase) decrease in other assets	(414)	5
Increase in accrued interest payable	231	64
Increase (decrease) in accrued expenses and other liabilities	67	(97)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,900	1,587

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(6,873)	(8,145)
Proceeds from maturities and repayments of investment securities available for sale	6,283	4,352
Proceeds from sales of investment securities available for sale	—	884
Purchases of premises and equipment	(1,223)	(750)
Net increase in loans	(26,713)	(16,332)
Proceeds from sale of foreclosed assets	—	521
(Purchase) redemption of Federal Home Loan Bank Stock	(161)	125

NET CASH USED BY INVESTING ACTIVITIES	(28,687)	(19,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	37,437	44,646
Net increase (decrease) in short-term borrowings	1,025	(4,643)
Exercise of stock options	322	16
Excess tax benefits from stock options	319	—
Net decrease in long-term debt	(9)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,094	40,019

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,307	22,261
CASH AND CASH EQUIVALENTS, BEGINNING	40,720	24,748

CASH AND CASH EQUIVALENTS, ENDING	$53,027	$47,009

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At June 30, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit	$14,243
Undisbursed lines of credit	52,582
Letters of credit	1,706

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$751	$599	$1,442	$1,044

Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	(182)	109	(213)	(138)
Tax effect	69	(42)	81	52

Total comprehensive income	$638	$666	$1,310	$958

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE D - STOCK OPTIONS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and its related interpretations. SFAS No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

At June 30, 2006 the Company’s compensation cost that had been charged against income for its stock option plan was approximately $25,400 for the six months ended June 30, 2006. No deferred tax benefit was recorded related to share-based compensation during the six months ended June 30, 2006.

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

A summary of option activity under the stock option plans as of June 30, 2006 and changes during the six-month period ended June 30, 2006 is presented below:

		Weighted Average		Aggregate
	Shares	Exercise Price	Remaining Contractual Term	Intrinsic Value
				(In thousands)
Outstanding at December 31, 2005	496,812	$6.50	4.84 years
Granted	—	—
Exercised	52,198	6.17
Forfeited	2,828	12.01
Expired	—	—

Outstanding June 30, 2006	441,786	$6.51	4.35 years	$8,390

Exercisable at June 30, 2006	409,917	$6.16		$7,928

For the six months ended June 30, 2006 the intrinsic value of options exercised was approximately $869,000. There were no shares granted during the six months ended June 30, 2006. The fair value of options vested during the period was approximately $12,350 and $25,400 for the three-month and six- month periods ended June 30, 2006.

Cash received from option exercises under share-based payment arrangements for the six-month period ended June 30, 2006 was approximately $321,900. There was no tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the six months ended June 30, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB25. The adoption of the provisions of SFAS No. 123R for the six months ended June 30, 2006 resulted in the recognition of approximately $25,400 of share-based compensation expense while no expense would have resulted under the provisions of APB No. 25. The impact on net income and earnings per share of the adoption of the provisions of SFAS No. 123R during the first six months of 2006 was insignificant.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year’s quarter and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$599	$1,044
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	—	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(29)	(69)

Pro forma net income	$570	$975

Earnings per share – basic, as reported	$.21	$.37
Earnings per share – basic, pro forma	$.20	$.34
Earnings per share – diluted, as reported	$.19	$.34
Earnings per share – diluted, pro forma	$.18	$.32

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	2,894,255	2,840,753	2,888,997	2,840,005
Effect of dilutive stock options	257,180	229,944	260,998	233,674

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,151,435	3,070,697	3,149,995	3,073,679

For the three-month and six month periods ended June 30, 2006 and 2005, there were no anti-dilutive stock options.

NOTE F - SUBSEQUENT EVENT

On August 2, 2006, the Board of Directors of the Company voted to issue a 50% stock split effected in the form of a 50% stock dividend. Additional shares created by the split will be distributed on August 28, 2006 to shareholders of record as of August 14, 2006, who will receive one additional share for every two shares owned.

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through six locations, its main office in the North Hills section of Raleigh, North Carolina, one office in North Raleigh, one office in West Raleigh, one office in Garner, North Carolina, a loan production office serving the Wake Forest area of North Carolina and a loan production office serving the Lumina Station area in Wilmington, North Carolina.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets at June 30, 2006 were $423.2 million compared to $382.4 million at December 31, 2005, an increase of $40.7 million, or 10.7%. Earning assets increased $30.7 million, primarily in loans, the largest component of our earning assets, which increased $26.8 million, or 9.1%, from December 31, 2005.

Although loan growth slowed in the first quarter of 2006 compared to historical patterns, our loan portfolio grew $26.8 million from $294.2 million at December 31, 2005 to $321.0 million at June 30, 2006. Compared to March 31, 2006, loans at June 30, 2006 grew $19.7 million as favorable overall market conditions continued. Investments remained flat and fed funds increased $6.9 million over the year ended December 31, 2005 as we redeployed maturing investments into the loan portfolio. Cash and due from banks grew $8.8 million as check clearings picked up from the previous period as real estate closings through our attorney trust accounts increased.

The increase in earning-assets was funded substantially through deposit growth. Noninterest-bearing deposits grew $30.6 million, or 35.2%, and savings, money market and interest-bearing checking deposits grew $7.2 million while higher costing time deposits remained flat at June 30, 2006 compared to

December 31, 2005. The growth in non-interest bearing deposits is a result of concerted efforts that emphasize relationship banking including relationships with attorneys and property management companies.

Although we have funds available for borrowing to support balance sheet management and growth, short term and long term borrowings remained essentially flat at $22.2 million at June 30, 2006 compared to $21.2 million at December 31, 2005.

Total stockholders’ equity increased $2.0 million from $21.1 million at December 31, 2005 to $23.1 million at June 30, 2006. The increase resulted from net income during the six-month period of $1,442,000 and the conversion of 52,198 stock options held by directors and employees into stock. The exercise of these options contributed $322,000 to the Company’s total stockholders’ equity at June 30, 2006.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

For the three months ended June 30, 2006, net income was $751,000, or $.24 per diluted share. This compares to $599,000, or $.19 per diluted share, for same period in 2005.

The increase in earnings was driven by an increase in net interest margin which increased 5 basis points to 3.94% during the second quarter of 2006 when compared to the second quarter of 2005. The yield on earning assets increased 114 basis points over the previous year three-month period ended June 30, 2005 while the cost of funds increased 139 basis points primarily in money market and interest checking deposits. The overall increase in earning asset yields were driven by the increase in market and managed rates, principally changes in the Fed Funds rate and subsequent changes to the prime lending rate. A significant portion (approximately 50%) of the Bank’s earning assets are based on these short term rates, causing earning assets initially to reprice faster than the Bank’s interest-bearing liabilities. During the second quarter of 2006, we repriced deposit accounts to reflect market conditions, which resulted in a higher cost of funds rate over the prior year period. However, the $12.6 million growth in average noninterest-bearing demand deposits as well as management’s continued emphasis on growth in lower-costing money market and interest-checking deposits rather than higher-costing time deposits, produced an overall increase in the net interest margin. This increase in rates combined with the overall increase in average earning assets and $12.6 million increase in average noninterest-bearing demand deposits provided for the increase in net interest income of $644,000, or 21.49%, over the quarter ended June 30, 2005.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance will not be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to earnings. The provision for loan losses was $223,000 during the three months ended June 30, 2006 as compared with $165,000 for the same period in 2005. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $19.7 million in the three months ended June 30, 2006 and by $8.5 million in the three months ended June 30, 2005. The allowance for loan losses was $4.2 million at June 30, 2006 and $3.7 million at December 31, 2005, representing 1.30% and 1.25% of loans outstanding at each date, respectively. The allowance for loan losses was increased to a level management deemed adequate due to loan growth and the potential for future charge-offs due to an anticipated softening of the economy in general and other factors as discussed above. At June 30, 2006, we had one non-performing loan with a balance of $14,000 and no non-performing assets at December 31, 2005. We had no Other Real Estate Owned (OREO) as of June 30, 2006 or December 31, 2005.

For the three months ended June 30, 2006, non-interest income decreased overall $51,000 to $295,000 from $346,000 for the same period in the prior year. This decrease reflects a decline in mortgage loan fee income which decreased $38,000 to $91,000 for the three months ended June 30, 2006 from $129,000 for the three months ended June 30, 2005. A restructuring of our mortgage loan performance standards resulted in a decrease in mortgage loan originators down to two compared to five in the previous year quarter, therefore slowing overall mortgage loan production. Other non-interest income grew primarily through fees generated from financial and wealth management services.

Total non-interest expense for the three months ended June 30, 2006 was $2.5 million, with salaries and benefits representing the largest expense category at $1.3 million. This compares to total non-interest expense for the three months ended June 30, 2005 of $2.2 million with salaries and benefits of $1.2 million. During the second quarter of 2006, the Bank hired two additional officers to its corporate accounting staff. In addition, support staff was added for our new loan production office in Wilmington which we view as investments in our future as these new employees should allow the Bank to continue to grow in what we believe is a very attractive market.

Occupancy and equipment costs increased $23,000 for the most recently completed quarter when compared to the same period last year. Other non-interest expense increased $98,000 during the second quarter of 2006 when compared to the second quarter in 2005. This increase is primarily attributable to higher costs associated with data processing and outsourced servicing costs and director fees. For the quarter ended June 30, 2006 data processing and outsourced servicing costs were up $29,000 and director compensation was up $71,450 over the prior year quarter, respectively. Director compensation increased because our director compensation is tied to our stock market price which appreciated more rapidly in the second quarter of 2006 than the previous second quarter period ended June 30, 2005. In addition, the Bank began paying its advisory boards members a nominal fee in 2006. Professional fees decreased $13,000 as most of our expenses for compliance with Section 404 of Sarbanes Oxley were incurred in the first quarter of 2005.

The effective tax rate for three-month period ended June 30, 2006 was 37.3% compared to 38.1% for the same period ended June 30, 2005.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

For the six months ended June 30, 2006, net income was $1.4 million or $.46 per diluted share. This compares to $1.0 million or $.34 per diluted share, for same period in 2005.

The increase in earnings was driven by an increasing net interest margin which increased 7 basis points to 3.94% for the first six months of 2006 when compared to the same period in 2005. This higher margin resulted from the overall level of and increase in interest rates in the general economy as the Bank’s assets reprice faster than its liabilities. This increase in rates combined with overall increased volume of average earning assets and average noninterest-bearing deposits of $12.8 million, caused net interest income to increase by $1.4 million, or 24.5%, over the six months ended June 30, 2005.

Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The provision for loan losses was $376,000 during the six months ended June 30, 2006 as compared with $380,000 for the same period in 2005. In both periods, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $26.8 million in the six months ended June 30, 2006 and by $16.2 million in the six months ended June 30, 2005.

For the six months ended June 30, 2006, non-interest income decreased $38,000 to $580,000 from $618,000 for the same period in the prior year. Mortgage fees decreased $48,000 to $176,000 from $224,000 for the six months ended June 30, 2005. Overall mortgage loan production has been slowed due to fewer mortgage loan originators compared to the prior year period as a result of management’s decision to restructure the performance standards for mortgage loan production combined with the rising mortgage interest rate environment. Other non-interest income remained essentially flat compared to the prior year period.

Total non-interest expense for the six months ended June 30, 2006 was $5.0 million, with salaries and benefits representing the largest expense category at $2.7 million. Salaries and benefits are up $485,000 from the $2.2 million in the prior year period. During the second quarter of 2006, two officers were added in corporate accounting and support staff was added for our new loan production office in Wilmington. Our full time equivalent employees increased to 68 at June 30, 2006 compared to 64 at June 30, 2005.

Occupancy and equipment costs increased $103,000 for the most recently completed six-month period when compared to the same period last year. These costs represent the additional facilities opened in the last twelve-month period. Specifically, our North Hills office opened in March of 2005 and a loan production office was opened during second quarter 2006 in Wilmington. Professional fees were down $94,000 during the six-month period ended June 30, 2006 from the prior year period. Most of our expenses for compliance with Section 404 of Sarbanes Oxley were incurred in the first quarter of 2005. Data processing and other outsourced service costs were up $68,000 and director compensation was up $155,000 for the first six months of 2006 compared to the prior year period. Board compensation is tied to our stock’s market price and increased over the prior year period because our stock price appreciated more rapidly in the first half of 2006 than the previous six months period ended June 30, 2005. Beginning in 2006, the Bank also began paying a nominal fee to its advisory board members.

The effective tax rate for six-month period ended June 30, 2006 was 37.2% compared to 37.9% for the same period ended June 30, 2005.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $95.1 million in liquid assets (consisting of cash and cash equivalents and investment securities) at June 30, 2006, compared with $82.4 million at December 31, 2005. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with our equity capital, funded 94.0% of total assets at June 30, 2006. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at June 30, 2006 is adequate to meet our operating needs.

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

Capital

At June 30, 2006, our equity to assets ratio was 5.5%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 7.80%, 9.16% and 10.38%, respectively. At June 30, 2006, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we also were considered to be well capitalized at the same date.

Item 3. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the hiring of an accounting manager which will provide additional controls in segregation of duties and review of financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 17, 2006. The following matters were voted on at the meeting:

Proposal 1:	To elect five Class III Directors for three-year terms until the Annual Meeting of Shareholders in 2009. Votes for each nominee were as follows:

Name	For	Withheld
James C. Branch	1,969,153	13,663

Glenn E. Futrell	1,971,553	11,263

J. Keith Keener, M.D.	1,982,816	0

W. Harold (Hal) Perry	1,982,816	0

Jack M. Stancil	1,969,153	13,663

The following directors continue in office after the meeting: Forrest H. Ball, C. Thomas Hendrickson, Honorable Burley B. Mitchell, Jr., Barry W. Partlo, Nutan T. Shah, George C. Venters, M.D., Larry D. Barbour, Charles T. Francis, Ambassador Jeanette W. Hyde, Brig. Gen. (Retired) Gary H. Pendleton and Fred J. Smith, Jr.

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as our independent auditors for the year ending December 31, 2006.

For	Against	Abstain
1,965,618	13,142	4,055

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: August 11, 2006	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer