Form 10QSB
period 2006-09-30
NORTH STATE BANCORP
filed 2006-11-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

As of November 10, 2006, 4,541,026 shares of the registrant’s common stock, $1.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005*
	(Unaudited)
	(In thousands)
ASSETS

Cash and due from banks	$16,518	$5,991
Interest-earning deposits with banks	1,473	4,523
Federal funds sold	49,293	30,206
Investment securities available for sale, at fair value	41,743	41,702
Loans	327,303	294,175
Allowance for loan losses	(4,247)	(3,679)

NET LOANS	323,056	290,496
Accrued interest receivable	1,510	1,286
Stock in the Federal Home Loan Bank of Atlanta, at cost	939	644
Premises and equipment, net	7,608	5,858
Other assets	2,078	1,732

TOTAL ASSETS	$444,218	$382,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$114,439	$86,856
Savings, money market and NOW	156,589	139,022
Time deposits	125,774	111,493

TOTAL DEPOSITS	396,802	337,371
Accrued interest payable	1,842	1,394
Short-term borrowings	7,767	10,006
Long-term debt	11,201	11,215
Accrued expenses and other liabilities	1,064	1,312

TOTAL LIABILITIES	418,676	361,298

Commitments (Note B)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 4,541,026 and 2,842,159 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	4,541	2,842
Additional paid-in capital	13,968	13,652
Retained earnings	7,385	5,072
Accumulated other comprehensive loss	(352)	(426)

TOTAL STOCKHOLDERS’ EQUITY	25,542	21,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$444,218	$382,438

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,132	$4,374	$17,039	$12,090
Investments	434	302	1,285	815
Federal funds sold and interest-earning deposits	342	235	802	415

TOTAL INTEREST INCOME	6,908	4,911	19,126	13,320

INTEREST EXPENSE
Money market, NOW and savings deposits	1,477	741	3,733	1,899
Time deposits	1,333	835	3,618	2,094
Short-term borrowings	59	57	221	164
Long-term debt	203	89	578	236

TOTAL INTEREST EXPENSE	3,072	1,722	8,150	4,393

NET INTEREST INCOME	3,836	3,189	10,976	8,927
PROVISION FOR LOAN LOSSES	85	197	461	577

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,751	2,992	10,515	8,350

NON-INTEREST INCOME
Mortgage origination fees	59	148	235	371
Service charges and fees on deposit accounts	192	216	566	590
Other	22	16	52	37

TOTAL NON-INTEREST INCOME	273	380	853	998

NON-INTEREST EXPENSE
Salaries and employee benefits	1,330	1,145	4,046	3,376
Occupancy and equipment	414	363	1,166	1,012
Professional fees	84	93	179	282
Postage, printing and office supplies	41	31	105	94
Data processing and other outsourced services	140	105	392	289
Advertising	73	43	170	148
Other	556	463	1,629	1,337

TOTAL NON-INTEREST EXPENSE	2,638	2,243	7,687	6,538

INCOME BEFORE INCOME TAXES	1,386	1,129	3,681	2,810
INCOME TAXES	516	412	1,369	1,049

NET INCOME	$870	$717	$2,312	$1,761

NET INCOME PER COMMON SHARE
Basic	$.20	$.17	$.53	$.41

Diluted	$.18	$.15	$.49	$.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,435,346	4,262,473	4,367,819	4,260,838

Diluted	4,781,154	4,620,804	4,747,297	4,613,760

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,312	$1,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	385	347
Net amortization of discounts on investment securities	27	113
Provision for loan losses	461	577
Gain on sale of investment securities available for sale	—	(3)
Stock option expense	43	—
Change in assets and liabilities:
Increase in accrued interest receivable	(224)	(224)
Increase in other assets	(390)	(32)
Increase in accrued interest payable	448	175
Increase (decrease) in accrued expenses and other liabilities	(248)	106

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,814	2,820

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(8,693)	(14,290)
Proceeds from maturities and repayments of investment securities available for sale	8,744	7,542
Proceeds from sales of investment securities available for sale	—	884
Purchases of premises and equipment	(2,136)	(2,010)
Proceeds from sales of premises and equipment	—	14
Net increase in loans	(33,021)	(29,296)
Proceeds from sale of foreclosed assets	—	521
(Purchase) redemption of Federal Home Loan Bank Stock	(295)	125

NET CASH USED BY INVESTING ACTIVITIES	(35,401)	(36,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	59,431	65,728
Net decrease in short-term borrowings	(2,239)	(4,285)
Exercise of stock options	1,128	16
Excess tax benefits from stock options	845	—
Net increase (decrease) in long-term debt	(14)	283

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,151	61,742

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,564	28,052

CASH AND CASH EQUIVALENTS, BEGINNING	40,720	24,748

CASH AND CASH EQUIVALENTS, ENDING	$67,284	$52,800

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At September 30, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit	$15,231
Undisbursed lines of credit	49,439
Letters of credit	1,751

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$870	$717	$2,312	$1,761
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	332	59	119	(79)
Tax effect	(126)	(22)	(45)	30
Reclassification of (gains) losses recognized in net income	—	(3)	—	(3)
Tax effect	—	1	—	1

Total comprehensive income	$1,076	$752	$2,386	$1,710

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE D - STOCK OPTIONS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and its related interpretations. SFAS No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

At September 30, 2006, the Company’s compensation cost that had been charged against income for its stock option plan was approximately $43,000 for the nine months ended September 30, 2006. No deferred tax benefit was recorded related to share-based compensation during the nine months ended September 30, 2006.

During 2000 the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the Bank’s holding company reorganization. In 2003, the Company adopted, with shareholder approval, the 2003 Stock Plan. The 2003 Stock Plan replaced the two prior plans. All shares available for issuance under the prior plans, plus any shares covered by outstanding options that are forfeited under the prior plans, were transferred to the 2003 Plan. An aggregate of 826,551 shares of the Company’s common stock was initially reserved for options under the stock option plans. Certain of the options granted to directors in 2000 vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant.

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE D - STOCK OPTIONS (Continued)

A summary of option activity under the stock option plans as of September 30, 2006 and changes during the nine-month period ended September 30, 2006 is presented below:

	Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding at December 31, 2005	748,818	$4.36	4.84 years
Granted	24,075	16.93
Exercised	277,717	4.06
Forfeited	9,390	9.28
Expired	—	—

Outstanding September 30, 2006	485,786	$5.07	4.52 years	$7,981

Exercisable at September 30, 2006	419,252	$4.16		$7,270

For the nine months ended September 30, 2006 the intrinsic value of options exercised was approximately $3.7 million. On August 7, 2006, 24,075 options were granted with a fair value of $16.93 per option. The fair value of options vested during the period was approximately $17,700 and $43,000 for the three-month and nine-month periods ended September 30, 2006. As of September 30, 2006, approximately $304,000 of share-based compensation expense remained to be recognized over a weighted average period of 2.98 years.

Cash received from option exercises under share-based payment arrangements for the nine-month period ended September 30, 2006 was approximately $1.1 million. A tax benefit of $844,000 was realized for tax deductions from option exercise of the share-based payment arrangements during the nine months ended September 30, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB25. The adoption of the provisions of SFAS No. 123R for the nine months ended September 30, 2006 resulted in the recognition of approximately $43,000 of share-based compensation expense while no expense would have resulted under the provisions of APB No. 25. The impact on net income and earnings per share of the adoption of the provisions of SFAS No. 123R during the first nine months of 2006 was insignificant.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year’s quarter and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$717	$1,761
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	—	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(24)	(128)

Pro forma net income	$693	$1,633

Earnings per share – basic, as reported	$.17	$.41
Earnings per share – basic, pro forma	$.16	$.38
Earnings per share – diluted, as reported	$.15	$.38
Earnings per share – diluted, pro forma	$.15	$.35

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

On August 2, 2006, the Board of Directors of the Company declared a 50% stock split of the Company’s common stock, effected in the form of a 50% stock dividend distributed on August 28, 2006 to shareholders of record as of August 14, 2006. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of the stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	4,435,346	4,262,473	4,367,819	4,260,838
Effect of dilutive stock options	345,808	358,331	379,478	352,922

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,781,154	4,620,804	4,747,297	4,613,760

For the three-month and nine-month periods ended September 30, 2006 and 2005, there were no anti-dilutive stock options.

NOTE F - RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the impact of adopting SFAS No. 157 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also requires additional disclosures related to an entity’s accounting for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not determined the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. We currently believe that the adoption of SAB No. 108 will not have a material financial impact on our consolidated financial statements.

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through six locations, its main office in the North Hills section of Raleigh, North Carolina, one office in North Raleigh, one office in West Raleigh, one office in Garner, North Carolina, one office serving the Wake Forest area of North Carolina and a loan production office serving the Lumina Station area in Wilmington, North Carolina.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets at September 30, 2006 were $444.2 million compared to $382.4 million at December 31, 2005, an increase of $61.8 million, or 16.2%. Earning assets increased $49.2 million, primarily in loans, the largest component of our earning assets which increased $33.1 million, or 11.3%, and Federal Funds Sold which increased $19.1 million, or 63.2%, from December 31, 2005.

Loans at September 30, 2006 were $327.3 million compared to $294.2 million at December 31, 2005, representing moderate growth during the first nine months of 2006 compared to historical patterns. Loans grew $7.1 million, $19.7 million and $6.3 million for the first, second and third quarters of 2006, respectively. Vacant positions in loan production personnel during the third quarter of 2006 attributed to lower net loan volume as new loan production was offset by loan payoffs. Excess funds, as a result of a lower net loan volume, were deployed into lower yielding Federal Funds Sold which grew to $49.3 million from $37.1 million at June 30, 2006 from $30.2 million at December 31, 2005. Investments remained flat at $41.7 million as maturing investments were reinvested into the investment portfolio. Cash and due from banks grew $10.5 million to $16.5 million at September 30, 2006 over $6.0 million at December 31, 2005 as check clearings picked up from the previous period as real estate closings through our attorney trust accounts increased.

The $49.2 million increase in earning assets was funded substantially through deposit growth. Concerted efforts that emphasize relationship banking including relationships with attorneys and property management companies continued to provide sustained growth in noninterest-bearing deposits which grew $27.6 million, or 31.8% above $86.9 million at December 31, 2005. Also, our savings, money market and interest-bearing checking deposits grew $17.6 million, or 12.6%, while the level of higher-costing time deposits grew to $125.8 million at September 30, 2006 from $111.5 million at December 31, 2005, an increase of $14.3 million, or 12.8%. Strong deposit growth during the third quarter was the result of a successful focus on increasing money market funds and deposits overall, as well as additional deposits generated as our Wake Forest office transitioned from a loan production office only to a full service facility in August. Overall total deposits were $396.8 million, at September 30, 2006, up $22.0 million and $59.4 million, respectively, above deposits of $374.8 million at June 30, 2006 and $337.4 million at December 31, 2005.

Although we have funds available for borrowing to support balance sheet management and growth, strong deposit growth has facilitated the decrease in our borrowing requirements. Short term and long term borrowings decreased slightly by $2.2 million to $19.0 million at September 30, 2006 compared to $21.2 million at December 31, 2005.

Total stockholders’ equity increased $4.4 million from $21.1 million at December 31, 2005 to $25.5 million at September 30, 2006. The increase resulted from net income during the nine-month period of $2.3 million and the conversion of 277,717 stock options held by directors and employees into stock. As of September 30, 2006, the exercise of these options contributed $1.1 million of our total stockholders’ equity. A tax benefit from the exercise of nonqualified stock options contributed $844,000 of our total stockholders’ equity.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

For the three months ended September 30, 2006, net income was $870,000, or $.18 per diluted share. This compares to $717,000, or $.15 per diluted share, for the same period in 2005, an increase of 21.3% in net income.

The increase in earnings was driven by our net interest margin increasing 7 basis points to 3.91% for the third quarter of 2006 compared to 3.85% the third quarter of 2005. The yield on earning assets increased 113 basis points to 7.05% while the cost of interest-bearing liabilities increased 140 basis points to 4.25% over the previous year three-month period ended September 30, 2005. The overall increase in earning asset yields and cost of funds rates were driven by strategic pricing of both our loans and deposits to reflect the increase in market rates, principally changes in the Fed Funds rate and subsequent changes to the prime lending rate. The national prime lending rate increased 150 basis points to 8.25% at September 30, 2006 from 6.75% at September 30, 2005. A significant portion (approximately 50%) of the Bank’s earning assets are based on these short term rates, causing earning assets initially to reprice faster than the Bank’s interest-bearing liabilities. Our loan yield increased to 7.51% for the third quarter of 2006, 99 basis points higher than the prior year period of 6.52%. A higher cost of interest-bearing liabilities rate of 4.25% for the third quarter of 2006 over the prior year period rate of 2.85% is a result of repricing deposit accounts competively to reflect market conditions. Our average noninterest-bearing deposits, which grew $10.7 million in the third quarter 2006 compared to the third quarter 2005, also contributed to the overall increase in net interest margin by reducing funding costs.

Net interest income increased $647,000 or 20.3% to $3.8 million for the third quarter of 2006. Interest income is generated primarily from our loan portfolio which increased $2.0 million over the prior year quarter. Loan repricing and new loan production at higher market rates produced approximately $739,000 of the increase in loan interest income while a higher volume of $57.6 million in average loans generated approximately $1.0 million more in loan interest income. Management’s continued emphasis on growth in lower-costing money market and interest-checking deposits and noninterest-bearing deposits contributed to minimizing our funding costs as rates increased competitively to reflect market conditions. Money market and interest checking deposits increased an average of $22.5 million and noninterest-bearing deposits increased $10.7 million for the third quarter of 2006 over the prior year quarter. Higher rates paid which reflected the rise in market rates, represented approximately $886,000 or 66% of the increase in interest expense, while 34% of the increase in interest expense was attributable to an increase in volume of average interest-bearing liabilities. Overall, approximately $572,000 of the $647,000 increase in net interest income for the third quarter of 2006 over the prior year period was generated from increased volume of $60.0 million in average earning assets. Increased net yield for the same period attributed approximately $75,000 of the increase in net interest income.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. Management realizes that general economic trends greatly affect loan quality. We cannot assure you that future charges to our loan loss allowance will not be significant in relation to any amounts provided in prior periods or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating sizable charges to earnings. The provision for loan losses was $85,000 during the three months ended September 30, 2006 as compared with $197,000 for the same period in 2005. The provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $6.3 million in the three-month period ended September 30, 2006 and $12.9 million for the comparable quarter in 2005. The allowance for loan losses was $4.2 million at September 30, 2006 and $3.7 million at December 31, 2005, representing 1.30% and 1.25% of loans outstanding at each date, respectively. The allowance for loan losses was increased to a level management deemed adequate due to loan growth, management’s evaluation of probable losses that are inherent in the loan portfolio based on the current economic environment and other factors as discussed above. We had no net charge-offs for the third quarter of 2006. At September 30, 2006 and December 31, 2005, we had no nonperforming assets (nonaccrual loans, 90 day past-due loans, restructured loans and other real estate owned).

For the three months ended September 30, 2006, non-interest income decreased overall $107,000 to $273,000 from $380,000 for the same period in the prior year. This decrease reflects a decline in mortgage loan fee income which decreased $89,000 to $59,000 for the three months ended September 30, 2006 from $148,000 for the three months ended September 30, 2005. A restructuring of our mortgage loan performance standards resulted in a decrease in mortgage loan originators down to two compared to five in the previous year quarter, which slowed overall mortgage loan production and income. Service charges and fees on deposit accounts decreased $24,000 for the third quarter 2006 compared to the prior year quarter while fees generated from financial and wealth management services increased slightly.

Total non-interest expense for the quarter ended September 30, 2006 was $2.6 million, with salaries and benefits representing 50% of our non-interest expense at $1.3 million. This compares to total non-interest expense for the quarter ended September 30, 2005 of $2.2 million with salaries and benefits of $1.1 million. The $185,000 increase in personnel costs was due to customary increases in salaries and benefits as well as additional staff. During the third quarter of 2006, the Bank hired additional staff for the opening of our full service office in the Wake Forest area. Also, during the second quarter of 2006, staff was added for the opening of our new loan production office in Wilmington as well as two officers were added to our corporate accounting and risk management staff. Overall, our full time equivalent employees for the third quarter of 2006 grew by 3 over the third quarter of 2005. We view our employees as investments in our future and these new employees should allow the Bank to continue to grow in what we believe is a very attractive market.

Occupancy and equipment costs increased $51,000 for the most recently completed quarter in 2006 when compared to the same period last year, again reflecting additional costs due to the opening of our full service office in the Wake Forest area as well as the addition of our new loan production office in Wilmington. Other non-interest expense increased $159,000 during the third quarter of 2006 when compared to the second quarter in 2005. This increase is primarily attributable to higher costs associated with data processing and outsourced servicing costs, advertising and director fees. For the quarter ended September 30, 2006, data processing and outsourced servicing costs were up $35,000, advertising costs were up $30,000 and director compensation was up $71,000 over the prior year quarter, respectively. Data processing and outsourced service costs are volume driven and reflect increases due to new offices and increased volume overall. Director compensation increased because our director compensation is tied to our stock’s market price which appreciated more rapidly in the third quarter of 2006 than the previous quarter period ended September 30, 2005. In addition, the Bank began paying its advisory boards members a nominal fee in 2006. Professional fees decreased $9,000 as most of our expenses for compliance with Section 404 of Sarbanes Oxley were incurred in the first quarter of 2005.

The effective tax rate for the three-month period ended September 30, 2006 was 37.2% compared to 36.5% for the same period ended September 30, 2005.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, net income was $2.3 million or $.49 per diluted share. This compares to $1.8 million or $.38 per diluted share, for same period in 2005.

As with the third quarter analysis, the increase in earnings for the nine-month period was driven by an increased net interest margin, up 7 basis points to 3.93% for the first nine months of 2006 when compared to the same period in 2005. This higher margin resulted from the overall level of and increase in interest rates in the general economy as the Bank’s assets reprice faster than its liabilities. Net interest income increased $2.0 million to $11.0 million over the prior year to date. Increased volume of average earning assets increased interest income by approximately $3.1 million, offset by $1.5 million of increased interest expense attributable to the increase in volume of average interest-bearing liabilities, overall providing a net increase of approximately $1.6 million of the increase in net interest income. On average, noninterest-bearing deposits grew $12.1 million, also contributing to the overall increase in net interest margin by reducing funding costs.

Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The provision for loan losses was $461,000 during the nine months ended September 30, 2006 as compared with $577,000 for the same period in 2005. In both periods, the provision for loan losses was made principally in response to growth in loans. Total loans outstanding increased by $33.1 million in the nine months ended September 30, 2006. For the nine months ended September 30, 2006, we recorded net recoveries of $107,000 compared to net charge-offs of $174,000 for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, non-interest income decreased $145,000 to $853,000 from $998,000 for the same period in the prior year. Mortgage fees decreased $136,000 to $235,000 from $371,000 for the nine months ended September 30, 2005. Overall mortgage loan production has been slowed due to fewer mortgage loan originators compared to the prior year period as a result of management’s decision to restructure the performance standards for mortgage loan production combined with the rising mortgage interest rate environment. Service charges and fees on deposit accounts decreased $24,000 for the nine months ended 2006 compared to the prior year period while fees generated from financial and wealth management services increased slightly.

Total non-interest expense for the nine months ended September 30, 2006 was $7.7 million, with salaries and benefits representing the largest expense category at $4.0 million. Salaries and benefits were up $670,000 from the $3.4 million in the prior year period. The increase in personnel costs was due to customary increases in salaries and benefits as well as additional staff. During the nine months ended September 30, 2006, the Bank hired additional staff during the second quarter for the opening of our new loan production office in Wilmington and two officers were added to its corporate accounting and risk management staff. The opening of our full service office in the Wake Forest area during August 2006 also necessitated additional staff. Overall, our full time equivalent employees grew by 7 to 75 for the first nine months of 2006 compared to 68 for prior year period.

Occupancy and equipment costs increased $154,000 for the most recently completed nine-month period when compared to the same period last year. These costs represent the additional facilities opened in the last twelve-month period. Specifically, a loan production office was opened during the second quarter of 2006 in Wilmington and we opened a full service office in the Wake Forest area in August 2006. Professional fees were down $103,000 during the nine-month period ended September 30, 2006 from the prior year period. Most of our expenses for compliance with Section 404 of Sarbanes Oxley were incurred in the first quarter of 2005. Data processing and other outsourced service costs were up $103,000 and director compensation was up $226,600 for the first nine months of 2006 compared to the prior year period. Board compensation is tied to our stock’s market price and increased over the prior year period because our stock price appreciated more rapidly in the first nine months of 2006 than the previous nine months period ended September 30, 2005. Beginning in 2006, the Bank also began paying a nominal fee to its advisory board members.

The effective tax rate for nine-month period ended September 30, 2006 was 37.2% compared to 37.3% for the same period ended September 30, 2005.

Liquidity

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $109.0 million in liquid assets (consisting of cash and cash equivalents and investment securities) at September 30, 2006, compared with $82.4 million at December 31, 2005. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with our equity capital, funded 95.0% of total assets at September 30, 2006. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at September 30, 2006 is adequate to meet our operating needs.

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

Capital

At September 30, 2006, our equity to assets ratio was 5.7%. The Bank's leverage and risk-based capital ratios and its total risk-based capital ratios were 7.71%, 9.20% and 10.45%, respectively. At September 30, 2006, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we also were considered to be well capitalized at the same date.

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

NORTH STATE BANCORP

Date: November 13, 2006	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer