Form 10KSB
period 2006-12-31
NORTH STATE BANCORP
filed 2007-03-30
CIK 1175029

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The registrant’s revenues for the year ended December 31, 2006 were $27,586,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 19, 2007 was approximately $59,204,901, based on the average ($24.375) of the high and low traded prices of the registrant’s common stock on March 19, 2007. Common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at March 5, 2007 was 4,568,810 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2007 Annual Meeting of Shareholders to be held on May 3, 2007 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

NORTH STATE BANCORP

ANNUAL REPORT ON FORM 10-KSB

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents we file with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenue, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: our ability to manage growth; changes in interest rates, deposit flows, loan demand, and real estate values; general economic conditions; competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

North State Bank was incorporated under the laws of the State of North Carolina in May 2000 and opened for business on June 1, 2000. The Bank is not a member of the Federal Reserve System. Our main office and that of the Bank is located at 4270 The Circle at North Hills, Raleigh, North Carolina. The Bank also operates offices at 6200 Falls of Neuse Road in north Raleigh, 2413 Blue Ridge Road in west Raleigh, 14091 New Falls of Neuse Road in Raleigh, 835 Highway 70 West in Garner, North Carolina, and a loan production office at 1908 Eastwood Road in Wilmington, North Carolina which will be replaced by a full service office late 2007. The Bank is in the process of opening a full service office in downtown Raleigh. The term “we” in this report refers interchangeably to North State Bancorp and North State Bank.

We focus on serving the total banking needs of professional firms, professionals, property management companies, churches and individuals who highly value a mutually beneficial banking relationship in the cities of Raleigh, Garner and Wilmington and the greater Wake County and New Hanover County market areas, by providing banking services including checking, savings and investment accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; savings bonds; wire transfer; and other associated services. Through the Bank’s subsidiary, North State Bank Financial Services, Inc., we offer brokerage services.

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

A bank must obtain the prior approval of the North Carolina Commissioner of Banks for any of the following events:

•	the merger with or purchase of substantially all the assets or assumption of liabilities of another financial institution;

•	the establishment of a branch office; and

•	the establishment or acquisition of a subsidiary corporation.

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

All FDIC-insured banks must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the Banks’ interest-earning assets.

The Bank is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of certain transactions with affiliate entities. The total amount of the transactions by the Bank with a single affiliate is limited to 10% of the Bank’s capital and surplus and, for all affiliates, to 20% of the Bank’s capital and surplus. Each of the transactions among affiliates must also meet specified collateral requirements and must comply with other provisions of Section 23A designed to avoid transfers of low-quality assets between affiliates.

The USA Patriot Act of 2001 is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws which require various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act has required financial institutions to adopt new policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

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

Dividends

The payment of any cash dividend is subject to the Bank’s board of directors’ evaluation of its operating results, financial condition, future growth plans, general business conditions, and to tax and other relevant considerations and regulatory limitations, including our minimum capital requirements. The Bank might not declare and pay any cash dividends, and if it were to do so, it might not continue to declare them or maintain them at the same level. As North State Bancorp owns all of the stock of North State Bank, any dividend declared would be paid to it.

In addition, other statutory and regulatory restrictions apply to the payment of cash dividends on our common stock. Under North Carolina law applicable to banks, our directors may declare a cash dividend in an amount equal to our undivided profits, as they deem appropriate, subject to the limitation that the bank’s capital surplus is at least 50% of its paid-in capital. Cash dividends may only be paid out of retained earnings. We cannot pay a cash dividend at any time that we are “undercapitalized” or insolvent, or when payment of the dividend would render us insolvent. Also, a FDIC-insured bank cannot pay a cash dividend while it is in default on any assessment due the FDIC.

Insurance Assessments

The FDIC insures our customers’ deposits. Under the Federal Deposit Insurance Reform Act of 2005, the FDIC uses a risk-based assessment system to determine the amount of a bank’s deposit insurance assessment based on an evaluation of the probability that the deposit insurance fund will incur a loss with respect to that bank. The evaluation considers risks attributable to different categories and concentrations of the bank’s assets and liabilities and other factors the FDIC considers to be relevant, including information obtained from the bank’s federal and state banking regulators. The FDIC is responsible for maintaining the adequacy of the deposit insurance fund, and the amount paid by a bank for deposit insurance is influenced not only by the assessment of the risk it poses to the deposit insurance fund, but also by the adequacy of the insurance fund to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the deposit insurance fund. The FDIC also may terminate a bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules, or orders.

Interstate Banking and Branching

Subject to state law, federal law permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state. In addition, federal law permits banks to merge with banks located in other states and allows states to adopt legislation permitting out-of-state banks to open branch offices within that state’s borders. The North Carolina Reciprocal Interstate Banking Act permits banking organizations in any state with similar reciprocal legislation to acquire North Carolina banking organizations. In addition, subject to another state having similar laws, the North Carolina Interstate Branch Banking Act:

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

Under the Federal Deposit Insurance Corporation Improvement Act, the FDIC adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of FDIC-insured commercial banks. Under the regulations, a bank is placed in one of the following capital categories:

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

Financial Modernization Legislation

The Gramm-Leach-Bliley Act of 1999 permits bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a broad range of non-banking activities, including insurance underwriting and investment banking. The Act allows insurance companies and other financial services companies to acquire banks and allows bank holding companies to acquire securities firms and mutual fund advisory companies. The Act requires appropriate safeguards if a bank holding company wishes to engage in any of these activities. The Act also contains extensive customer privacy protection provisions which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons.

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

Dividends

As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary, North State Bank. At present, our only sources of income are cash dividends paid by the Bank and interest earned on any investment securities we hold. We must pay all of our operating expenses from funds we receive from the Bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of our operating expenses and only in the event that the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying cash dividends except out of operating earnings where the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. To date, we have retained our earnings for use in the development of our business. As a relatively young bank holding company that expects to continue to expand its operations in Wake County, and other markets in North Carolina, we are not likely to pay any cash dividends on our common stock in the foreseeable future, and we might not ever be in a position to pay cash dividends. We might not declare and pay any cash dividends, and if we were to do so, we might not continue to declare them or maintain them at the same level. We expect that, for the foreseeable future, any cash dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

Competition

The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the state. In addition, out-of-state institutions may open branches in North Carolina as well as acquire or merge with institutions located in North Carolina. As a result of such laws, banking in North Carolina is highly competitive.

Our five existing full-service offices are all located in Wake County, which has numerous branches and corporate headquarters of money-center, super-regional, regional and statewide institutions, some of which have a major presence in Raleigh. A similar array of financial institutions are located in the Wilmington, North Carolina market where we have a loan production office. In our market areas, we face competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than we do. As a result, we focus on our customer relationships to help us provide a competitive advantage in attracting and keeping customers.

Employees

As of December 31, 2006, we had 75 full time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2.	Description of Property.

Our headquarters are located in Raleigh, North Carolina, where we occupy approximately 12,000 square feet of office space in a stand-alone building under a lease extending through March 2015. We have an office and operations center in north Raleigh that consists of approximately 8,352 square feet of office space under a lease extending through September 2007. We own an office in west Raleigh that consists of approximately 10,000 square feet, approximately 5,200 square feet of which we occupy and the remainder of which is vacant. We have an office in Garner, North Carolina, where we own a building that has approximately 5,000 square feet of office space. We own an office in the Wakefield area of Raleigh which has approximately 10,000 square feet of office space. We occupy under lease approximately 850 square feet of office space for our loan production office in Wilmington, North Carolina. This lease runs through May 2007. We are in the process of constructing a full service office in Wilmington, North Carolina, that will occupy approximately 8,400 square feet. We expect to open this office in the fourth quarter of 2007. Upon opening of this office, we will close our loan production office in Wilmington. We are also leasing approximately 3,700 square feet of office space in downtown Raleigh through October 2011 with plans to open a full service office in the near future.

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

No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

Our common stock is not traded on any exchange. Our stock is listed on the Over-the-Counter Bulletin Board. Set forth below for each quarter in 2005 and 2006 is information on the high and low bid and asked prices of our common stock as reported on the Over-the-Counter Bulletin Board. Prices have been adjusted for the 6-for-5 stock split effected in the fourth quarter of 2005 in the form of a 20% stock dividend and for the 3-for-2 stock split effected in the third quarter of 2006 in the form of a 50% stock dividend.

	High	Low
Fiscal Year Ended December 31, 2006
January 1 through March 31, 2006	$18.33	$14.33
April 1 through June 30, 2006	17.00	14.67
July 1 through September 30, 2006	22.00	16.00
October 1 through December 31, 2006	24.99	21.25

Fiscal Year Ended December 31, 2005
January 1 through March 31, 2005	$11.67	$9.64
April 1 through June 30, 2005	10.83	9.55
July 1 through September 30, 2005	11.11	10.42
October 1 through December 31, 2005	15.00	8.15

As of March 17, 2007, there were approximately 800 shareholders of record. We estimate that there were approximately 1,100 beneficial owners on March 17, 2007.

Dividends

To date, we have not paid any cash dividends. Our ability to pay cash dividends is dependent on the earnings of our subsidiary, North State Bank. Pursuant to the order of the North Carolina Commissioner of Banks approving the organization of North State Bank in 2000, North State Bank could not pay cash dividends for its first three years of operation. In the future, we expect that any earnings will be used for the development of our business as we seek to expand our operations in Wake County, North Carolina. Subject to these restrictions, the Board of Directors will consider the payment of cash dividends when it is deemed prudent to do so. Further, our ability to declare and pay cash dividends depends upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal law, our income and fiscal condition, tax considerations, and general business conditions. Therefore, it is not likely that we will pay any cash dividends on our common stock in the foreseeable future, and we might never pay cash dividends.

On March 17, 2004, our trust subsidiary issued preferred securities in a private placement. On December 15, 2005, our second trust subsidiary issued preferred securities in a private placement. In each instance, we, in turn, issued unsecured subordinated debentures to each trust to serve as the income source for the trust’s payment of interest on its preferred securities. Pursuant to the terms of the indentures that govern our debentures, we are prohibited from paying cash dividends on our stock in the event we are in default on the terms of the debentures or the indentures.

Equity Compensation Plans

Set forth below is information on our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	482,876	$5.02	1,937

Equity compensation plans not approved by our shareholders	—	—	—

Total	482,876	$5.02	1,937

Our equity compensation plans consist of the 2000 Stock Option Plan for Employees, the 2000 Stock Option Plan for Non-Employee Directors and the 2003 Stock Plan, all of which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

Item 6.	Management’s Discussion and Analysis.

The following table sets forth selected consolidated financial information for our company as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended, and the independent registered public accounting firm’s report thereon, are included elsewhere in this report. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

2006	2005	2004	2003	2002
(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$26,412	$18,781	$12,599	$9,213	$7,920
Total interest expense	11,587	6,497	4,135	3,251	3,115

Net interest income	14,825	12,284	8,464	5,962	4,805
Provision for loan losses	69	792	920	690	546

Net interest income after provision	14,756	11,492	7,544	5,272	4,259
Noninterest income	1,174	1,310	1,034	996	845
Noninterest expense	10,743	8,901	6,364	4,853	4,154

Income before income taxes	5,187	3,901	2,214	1,415	950
Provision for income taxes	1,915	1,463	838	436	—

Net income	$3,272	$2,438	$1,376	$979	$950

Per Share Data: (1)
Earnings per share - basic	$0.74	$0.57	$0.48	$0.23	$0.23
Earnings per share - diluted	0.69	0.53	0.30	0.22	$0.22
Market price
High	24.99	15.00	13.92	8.45	5.31
Low	14.33	8.15	7.04	4.39	4.59
Close	24.00	14.47	13.92	7.25	5.31
Book value	5.86	4.96	4.44	4.12	3.96

Weighted average shares outstanding
Basic	4,411,485	4,261,418	4,253,036	4,220,291	4,198,631
Diluted	4,774,747	4,629,446	4,529,320	4,389,808	4,302,325

Selected Year-End Balance Sheet Data:
Total assets	$455,477	$382,438	$309,542	$249,020	$195,478
Loans	345,943	294,175	244,620	181,532	118,653
Allowance for loan losses	3,983	3,679	3,053	2,360	1,845
Deposits	402,078	337,371	269,133	208,548	166,431
Short-term borrowings	10,670	10,006	14,273	15,911	4,892
Long-term debt	11,196	11,215	5,155	6,000	6,000
Shareholders’ equity	26,597	21,140	18,914	17,514	16,647

Selected Average Balances:
Total assets	$398,097	$330,922	$271,694	$211,387	$156,031
Loans	316,620	262,962	212,127	141,224	102,312
Total interest-earning assets	382,899	318,720	261,559	200,832	148,863
Deposits	349,070	293,565	230,265	179,973	128,602
Short-term borrowings	10,784	10,003	15,699	6,992	4,815
Long-term debt	11,205	5,166	6,043	6,000	5,556
Total interest-bearing liabilities	284,504	233,631	194,680	140,779	100,686
Shareholders’ Equity	23,944	20,017	18,338	17,389	16,268

Selected Performance Ratios:
Return on average assets	0.82%	0.74%	0.51%	0.46%	0.61%
Return on average equity	13.67%	12.18%	7.50%	5.63%	5.84%
Net interest spread	2.90%	3.17%	2.74%	2.33%	2.29%
Net interest margin	3.91%	3.89%	3.27%	3.00%	3.26%
Noninterest income to total revenue	7.34%	9.64%	10.89%	14.31%	14.96%
Noninterest income to average assets	0.29%	0.40%	0.38%	0.47%	0.54%
Noninterest expense to average assets	2.70%	2.69%	2.34%	2.30%	2.66%
Efficiency ratio	67.15%	65.48%	67.00%	69.75%	73.52%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.11%	0.00%	0.11%	0.55%	0.09%
Allowance for loan losses to period-end loans	1.15%	1.25%	1.25%	1.30%	1.55%
Ratio of allowance for loan losses to nonperforming loans	10.03	x	0.00	x	11.74	x	2.36	x	16.62	x
Nonperforming assets to total assets	0.09%	0.00%	0.25%	0.40%	0.06%
Net loan recoveries/(charge-offs) to average loans	0.07%	-0.06%	-0.11%	-0.12%	-0.02%

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Capital Ratios (2):
Total risk-based capital	10.21%	10.30%	11.01%	10.85%	14.31%
Tier 1 risk-based capital	9.09%	9.09%	9.76%	9.60%	13.06%
Leverage ratio	7.58%	7.53%	7.94%	7.87%	8.84%
Equity to assets ratio	5.84%	5.53%	6.11%	7.03%	8.52%
Average equity to average assets	6.01%	6.05%	6.75%	8.23%	10.43%

Other Data (3,4):
Number of banking offices	6	5	4	3	2
Number of full time equivalent employees	75	68	48	43	37

(1)	Adjusted for the 3-for-2 stock split effected in the form of a 50% stock dividend in 2006, the 6-for-5 stock split effected in the form of a 20% stock dividend in 2005, a 23-for-20 stock split effected in the form of a 15% stock dividend in 2004 and the 11-for-10 stock splits effected in the form of 10% stock dividends in 2003 and 2002.
(2)	Capital ratios are for bank only.
(3)	Includes one loan production office for years 2006, 2005, 2004 and 2003.
(4)	Year 2004 does not include our full-service main banking office that opened in March 2005.

Management’s Discussion and Analysis

The following discussion and analysis is presented to assist in understanding our consolidated financial condition and results of operations for the years ended December 31, 2006 and 2005. You should read this discussion and the related financial data in conjunction with our audited consolidated financial statements and the related footnotes, which are included elsewhere in this report. During 2006, we issued a 3-for-2 stock split effected in the form of a 50% stock dividend, in 2005 we issued a 6-for-5 stock split effected in the form of a 20% dividend, in 2004, we issued a 23-for-20 stock split effected in the form of a 15% stock dividend and in 2003, 2002 and 2001 we issued an 11-for-10 stock split effected in the form of a 10% stock dividend. All references in this report to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits. Because we have no operations and our only significant business is the ownership of North State Bank, the following discussion concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, this discussion makes no distinction between our company and our bank unless otherwise noted.

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

North State Bank is a North Carolina chartered banking corporation. The Bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the Bank, we currently operate five full-service banking offices located in Raleigh and Garner, North Carolina and one loan production office located in Wilmington, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies and individuals who value a mutually beneficial banking relationship.

Financial Condition at December 31, 2006 and 2005

We continued to experience good growth in our balance sheet during 2006, our sixth full calendar year of operations. Total assets as of December 31, 2006 were $455.5 million, an increase of $73.0 million or 19.1% from December 31, 2005. Loans were $345.9 million at December 31, 2006 compared to $294.2 million on December 31, 2005, an increase of $51.8 million or 17.6%. Other earning assets, principally investments and federal funds sold, increased $10.8 million or 14.1% over the previous year.

The growth in assets was principally funded by deposits, which grew $64.7 million or 19.2% during the year ended December 31, 2006. Interest-bearing transaction accounts continue to be the largest type of deposit account with balances of $154.4 million as of December 31, 2006, an increase of $15.4 million or 11.1% over the same period in 2005. Demand deposits grew $18.4 million to $105.2 million or 21.2% and time deposits grew $31.0 million or 27.8% over December 31, 2005 levels. Time deposit growth accelerated during the second half of 2006 as additional deposits were generated as our Wake Forest office transitioned from a loan production office only to a full service facility in August 2006.

Our premises and equipment grew $2.0 million during 2006 primarily for the addition of a new full service office in the Wake Forest area and a loan production office in Wilmington. Other assets increased $1.6 million to $3.6 million at December 31,

2006. A tax benefit of $844,000 was realized during 2006 from the exercise of nonqualified stock options, increase in deferred tax assets and management’s decision to add a derivative financial instrument in the form of an interest floor during the fourth quarter of 2006.

Results of Operations For the Years Ended December 31, 2006 and 2005

Overview. For the year ended December 31, 2006, our net income was $3.3 million compared to $2.4 million for the year ended December 31, 2005, an increase of 34.2%. Diluted net income per share of common stock was $0.69 in 2006 and $0.53 in 2005, an increase of $0.16 or 31.0%. Return on average assets was 0.82% in 2006 versus 0.74% in 2005 while return on average equity was 13.67% and 12.18% for the years ended December 31, 2006 and December 31, 2005, respectively.

Net Interest Income. Net interest income was $14.8 million for the year ended December 31, 2006, an increase of $2.5 million or 20.7% over the year ended December 31, 2005. The increase in net interest income was attributable to an overall higher level of earning assets and a better spread between the income we received from our earning assets and the expense we paid to fund those assets. We increased average earning assets by $63.4 million in 2006 as compared to 2005. The average yield on our earning assets in 2006 was 6.97% compared to 5.95% during 2005, up 102 basis points. During the same period, the cost of our interest-bearing liabilities increased by 129 basis points to 4.07%. The yield and rate increases were driven by strategic pricing of both our loans and deposits to reflect the increase in market rates, principally changes in the Fed Funds rate and subsequent changes to the prime lending rate. The national prime lending rate increased 100 basis points to 8.25% at December 31, 2006 from 7.25% at December 31, 2005. The 129 basis point increase in cost of funds reflects changes in our deposit mix due to growth in higher costing time deposits and competitive pricing. Our net interest margin increased slightly to 3.91% during 2006 compared to 3.89% during 2005.

Provision for Loan Losses. We recorded a $69,000 provision for loan losses in 2006, representing a decrease of $723,000 from the $792,000 provision recorded in 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by our management. The reduction in the provision during 2006 resulted principally from significant recoveries during the current year of loans that were charged off prior to 2006, a decrease in the level of loan charge-offs during the year, and from modifications to the methodology used to estimate the allowance for loan losses. During 2005, the provision for loan losses was made principally in response to growth in loans. Net recoveries of $235,000 were recorded during 2006 and net-charge-offs were $167,000 in 2005. The allowance for loan losses was $4.0 million at December 31, 2006 and $3.7 million at December 31, 2005, representing 1.15% and 1.25%, respectively, of loans outstanding at December 31, 2006 and 2005. See “Asset Quality and the Allowance For Loan Losses.”

Non-interest Income. Non-interest income is derived primarily from service fees on deposit accounts and income from mortgage lending operations. Non-interest income was $1.2 million for the year 2006, a decrease of $136,000 from the prior year period. Income from mortgage lending decreased $166,000 in 2006 to $326,000 as a restructuring of our mortgage loan performance standards resulted in fewer mortgage loan originators, which slowed overall mortgage loan production. Fees earned on deposit accounts decreased slightly by $17,000 to $754,000. During 2005, we added a full-time in-house Director of Wealth Management to expand on the financial products and services (such as annuities, stocks, bonds and mutual fund offerings) offered through our offices. Fees generated from financial and wealth management services provided $50,000 in non-interest income during 2006 compared to $10,000 during 2005. We expect wealth management income to be a key driver in our non-interest income growth in the future.

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Non-interest expense increased $1.8 million to $10.7 million for the year ended December 31, 2006 compared to $8.9 million for the year ended December 31, 2005. Salaries and employee benefits comprised over half of the non-interest expense for 2006 and increased $937,000 compared to 2005. This reflects an increase in additional loan officers and support staff added throughout the year. The Bank hired additional staff for the opening of our full service office in the Wake Forest area during the third quarter, additional staff for the opening of our new loan production office in Wilmington during the second quarter and two officers for our corporate accounting and risk management staff. Premises and equipment costs increased $302,000 for the year ended December 31, 2006 compared to the previous year. Most of this increase related to the opening of the full service office in the Wake Forest area, new lease expense for the future downtown office and a full year of expenses related to our corporate headquarters at North Hills. Other non-interest expense increased $603,000 during 2006 led by director fees, increasing $239,000 and data processing and other outsourced services, increasing $155,000. Directors fees are directly tied to the change in the value of our stock, which increased 66% during 2006. In addition, the Bank began paying its advisory boards members a nominal fee in 2006. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer based accounts. Professional fees decreased $46,000 as most of our expenses for compliance with Section 404 of Sarbanes Oxley were incurred during 2005. In the aggregate, non-interest expense as a percentage of average total assets remained basically unchanged at 2.70% for 2006 and 2.69% for 2005.

Income Taxes. We recorded $1.9 million in income tax expense for the year ended December 31, 2006 and $1.5 million for the year ended December 31, 2005. Income tax expense as a percentage of pretax income was 36.9% for 2006 and 37.5% for 2005. The increase in income taxes was attributable to higher pretax earnings, up $1.3 million or 33.0% over the previous year-end.

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

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	(Dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-earning assets:
Loans, net	$312,557	$23,426	7.49%	$259,633	$16,911	6.51%	$209,502	$11,383	5.43%
Investment securities available for sale	42,658	1,739	4.08%	37,503	1,188	3.17%	37,765	1,044	2.76%
Other interest-earning assets	23,621	1,247	5.28%	18,255	682	3.74%	11,667	172	1.47%

Total interest-earning assets	378,836	26,412	6.97%	315,391	18,781	5.95%	258,934	12,599	4.87%

Other assets	19,261			15,531			12,760

Total assets	$398,097			$330,922			$271,694

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$143,123	5,210	3.64%	$123,705	2,786	2.25%	$98,714	1,529	1.55%
Time deposits over $100,000	56,916	2,677	4.70%	37,252	1,406	3.77%	28,651	847	2.96%
Other time deposits	62,476	2,645	4.23%	57,505	1,735	3.02%	45,573	1,182	2.59%
Borrowings:
Short-term borrowings	10,784	274	2.54%	10,003	229	2.28%	15,699	308	1.96%
Long-term debt	11,205	781	6.97%	5,166	341	6.60%	6,043	269	4.45%

Total interest-bearing liabilities	284,504	11,587	4.07%	233,631	6,497	2.78%	194,680	4,135	2.12%

Non-interest-bearing deposits	86,555			75,103			57,327
Other liabilities	3,094			2,171			1,349
Shareholders’ equity	23,944			20,017			18,338

Total liabilities and shareholders’ equity	$398,097			$330,922			$271,694

Net interest income and interest rate spread		$14,825	2.90%		$12,284	3.17%		$8,464	2.74%

Net interest margin			3.91%			3.89%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	133.16%			135.00%			133.00%

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

	Year Ended December 31, 2006 vs. 2005			Year Ended December 31, 2005 vs. 2004
	Increase Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans, net	$3,707	$2,808	$6,515	$2,995	$2,533	$5,528
Investment securities available for sale	187	364	551	(8)	152	144
Other interest-earning assets	242	323	565	172	338	510

Total interest income	4,136	3,495	7,631	3,159	3,023	6,182

Interest expense:
Deposits:
Savings, NOW and money market	572	1,852	2,424	475	782	1,257
Time deposits over $100,000	834	437	1,271	289	270	559
Other time deposits	180	730	910	335	218	553
Borrowings:
Short-term borrowings	19	26	45	(120)	41	(79)
Long-term debt	410	30	440	(48)	120	72

Total interest expense	2,015	3,075	5,090	931	1,431	2,362

Net interest income increase	$2,121	$420	$2,541	$2,228	$1,592	$3,820

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 21.8% and 21.6% of our total assets at December 31, 2006 and 2005, respectively.

We have been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise; we would have the capability to sell securities classified as available for sale or to borrow funds as necessary. We have established credit lines with other financial institutions to purchase up to $9.5 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta, we may obtain advances up to 10% of our bank’s assets. As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. At December 31, 2006, borrowings consisted of securities sold under agreements to repurchase of $10.7 million. In addition, on that date we had borrowed $886,000 from the Federal Home Loan Bank of Atlanta.

Total deposits were $402.1 million and $337.4 million at December 31, 2006 and 2005, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 35.4% and 33.0%, respectively, of total deposits at December 31, 2006 and 2005. Time deposits of $100,000 or more represented 18.2% and 15.1%, respectively, of our total deposits at December 31, 2006 and 2005. We believe that most of these time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

The analysis of an institution’s interest rate gap, which is the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time, is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2006
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$141,578	$24,882	$166,460	$179,483	$345,943
Investment securities available for sale	5,068	8,123	13,191	28,741	41,932
Other earning assets	45,795	452	46,247	—	46,247

Total interest-earning assets	$192,441	$33,457	$225,898	$208,224	$434,122

Percent of total interest-earning assets	44.33%	7.71%	52.04%	47.96%	100.00%
Cumulative percent of total interest-earning assets	44.33%	52.04%	52.04%	100.00%	100.00%

Interest-bearing liabilities
Deposits:
Savings, money market, and NOW	$154,400	$—	$154,400	$—	$154,400
Time deposits	32,470	71,272	103,742	38,708	142,450
Borrowings:
Short-term borrowings	10,670	—	10,670	—	10,670
Long-term debt	10,310	—	10,310	886	11,196

	$207,850	$71,272	$279,122	$39,594	$318,716

Percent of total interest-bearing liabilities	65.21%	22.36%	87.58%	12.42%	100.00%
Cumulative percent of total interest-bearing liabilities	65.21%	87.58%	87.58%	100.00%	100.00%

Interest sensitivity gap	$(15,409)	$(37,815)	$(53,224)	$168,630	$115,406
Cumulative interest sensitivity gap	(15,409)	(53,224)	(53,224)	115,406	115,406
Cumulative interest sensitivity gap as a percent of total interest-earning assets	-3.55%	-12.26%	-12.26%	26.58%	26.58%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	92.59%	80.93%	80.93%	136.21%	136.21%

Capital

A significant measure of the strength of a financial institution is its capital base. Federal bank regulators have classified capital into the following components: (1) Tier I capital, which includes common shareholders’ equity (excluding accumulated other comprehensive income) and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its risk-adjusted assets, which are the institution’s assets and certain off-balance sheet items adjusted for predefined credit risk factors. A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require a financial institution to maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. Our equity to assets ratio was 5.84% and 5.53%, respectively, at December 31, 2006 and December 31, 2005. As the following table indicates, at December 31, 2006 we exceeded our regulatory capital requirements.

	At December 31, 2006
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	10.21%	8.00%	10.00%

Tier 1 risk-based capital ratio	9.09%	4.00%	6.00%

Leverage ratio	7.58%	4.00%	5.00%

In March 2004, we established a trust, North State Statutory Trust I, which sold $5.2 million of its preferred and common securities in a pooled private placement and in turn used these funds in the purchase of $5.2 million of junior subordinated debentures issued by us. In December 2005, we established a second trust, North State Statutory Trust II, which sold $5.2 million of its preferred and common securities in a pooled private placement and in turn used these funds in the purchase of $5.2 million of junior subordinated debentures issued by us.

We intend that our company and our bank remain “well-capitalized” for regulatory purposes. To do so, we might need additional capital in the future due to our continuing growth, greater than expected future growth or other reasons. If necessary, we will consider all viable alternatives for raising capital including additional issuances of trust preferred securities.

Our trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Federal Accounting Standards Board adopted in 2003 a rule, FASB Interpretation No. 46, that requires trust preferred securities be deconsolidated from our financial statements. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in our consolidated capital ratios.

Loan Portfolio

We make loans primarily to professional firms, professionals, property management companies, churches and individuals. These loans consist of commercial and consumer real estate loans, business loans and loans to individuals. Our total loan portfolio grew by $51.8 million or 17.6% between December 31, 2005 and December 31, 2006. We attribute this growth to our focus on relationship banking, our experienced loan officers and the vibrant market in the Wake County area and our new market in New Hanover County.

Real estate construction and land development loans comprised 19.5% and real estate loans secured by one-to-four family residential properties comprised 10.5% of our total loan portfolio at December 31, 2006. These loans increased 19.1% and 7.1%, respectively, between December 31, 2005 and December 31, 2006. Other commercial loans secured by real estate comprised 69.0% of our total loan portfolio and are principally secured by owner-occupied buildings including professional practices, office, flex, retail and church properties. Properties securing these loans are located primarily within our markets of Wake and New Hanover County, North Carolina. These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing based on various market indices.

Home equity loans, the predominant type of consumer loan in our portfolio, remained substantially unchanged between December 31, 2005 and December 31, 2006 and comprised 4.3% and 5.0% of our total loan portfolio on those dates. These loans are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually 90% or less.

While we originate mortgage loans, we do not retain them in our portfolio. We do not service loans for other financial institutions.

The table below presents information on our loan portfolio by major category at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Commercial	$239,014	69.04%	$200,950	68.25%	$174,107	71.12%	$137,385	75.64%	$89,501	75.38%
Real estate - construction	67,404	19.47%	56,586	19.22%	35,987	14.70%	19,162	10.55%	12,753	10.74%
Real estate -1 to 4 family mortgage	21,438	6.19%	19,222	6.53%	19,170	7.83%	12,392	6.82%	6,433	5.42%
Loans to individuals	3,414	0.99%	2,933	1.00%	2,359	0.96%	1,897	1.04%	1,891	1.59%
Home equity lines of credit	14,933	4.31%	14,732	5.00%	13,189	5.39%	10,807	5.95%	8,160	6.87%

Loans, gross	346,203	100.00%	294,423	100.00%	244,812	100.00%	181,643	100.00%	118,738	100.00%

Unamortized net deferred loan fees	(260)		(248)		(192)		(111)		(85)

Total loans, net	$345,943		$294,175		$244,620		$181,532		$118,653

The table below presents as of December 31, 2006 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates.

	At December 31, 2006
	Due within one year		Due after one year but within 5		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Variable rate loans:
Real estate - construction	$34,534	8.85%	$7,250	7.72%	$5,104	5.58%	$46,888	8.32%
Commercial and industrial loans	41,552	9.36%	19,038	11.24%	6,132	7.23%	66,722	9.70%
Installment loans	97	9.15%	—	0.00%	—	0.00%	97	9.15%
Equity lines	8,857	8.47%	5,899	8.41%	207	8.71%	14,963	8.45%

Total at variable rates	85,040	9.06%	32,187	9.93%	11,443	6.52%	128,670	9.05%

Fixed rate loans:
Real estate - construction	1,852	7.30%	7,630	6.47%	11,725	6.29%	21,207	6.44%
Real estate - 1 to 4 family mortgage	5,596	6.73%	10,400	6.19%	4,665	5.72%	20,661	6.23%
Commercial and industrial loans	28,039	6.88%	91,041	6.54%	52,606	5.12%	171,686	6.16%
Installment loans	1,891	7.30%	1,097	7.01%	334	16.46%	3,322	8.13%

Total at fixed rates	37,378	6.90%	110,168	6.51%	69,330	5.41%	216,876	6.22%

Subtotal	122,418	8.40%	142,355	7.28%	80,773	5.57%	345,546	7.28%

Nonaccrual loans	—		397		—		397

Loans, gross	$122,418		$142,752		$80,773		$345,943

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Asset Quality and the Allowance for Loan Losses

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis. We place loans on a non-accrual basis when we have serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. At December 31, 2006, we had $397,000 in non-accrual loans, no accruing loans that were past due 90 days or more, and no restructured loans.

The table below sets forth for the dates indicated information about our non-performing assets.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$397	$—	$260	$1,002	$111
Restructured loans	—	—	—	—	—

Total nonperforming loans	397	—	260	1,002	111

Other real estate owned	—	—	520	—	—

Total nonperforming assets	$397	$—	$780	$1,002	$111

Accruing loans past due 90 days or more	$—	$—	$46	$—	$191
Allowance for loan losses	3,983	3,679	3,053	2,360	1,845
Nonperforming loans to period end loans	0.11%	0.00%	0.11%	0.55%	0.09%
Allowance for loan losses to period end loans	1.15%	1.25%	1.25%	1.30%	1.55%
Nonperforming assets to loans and other real estate	0.11%	0.00%	0.32%	0.55%	0.09%
Nonperforming assets to total assets	0.09%	0.00%	0.25%	0.40%	0.06%
Ratio of allowance for loan losses to nonperforming loans	10.03 x	0.00 x	11.74 x	2.36 x	16.62 x

Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. During the second half of 2006, management re-evaluated and implemented improvements to its methodology used to estimate the allowance for loan losses. At December 31, 2006, our loan loss provision as a percentage of loans was 1.15%, down from 1.25% at December 31, 2005. In evaluating the allowance for loan losses, we prepare a statistically-based analysis of our current loan portfolio through the use of historical loss rates through the use of peer statistics utilizing key loan portfolio quality measures such as net losses to average loans, allowance for loan losses to nonaccrual loans and the percentage of loans over 30 days past due. Homogeneous loan groups are assigned risk factors based on their perceived loss potential and on their respective risk ratings. The Bank utilizes a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment as detailed in FAS 114. Other groups of loans based on loan size may be selected for impairment review. The Bank has identified seven qualitative factors that are considered indicators of changes in the level of risk of loss inherent in the Bank’s loan portfolio. These factors include and consider the risk of payment performance, overall portfolio quality (utilizing weighted average risk rating), general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, interest rate environment, levels of highly leveraged transactions (as defined in Section 365.2 of the FDIC regulations) and levels of construction, development and non-owner occupied commercial real estate lending.

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

The table below provides information on our allocation of our allowance for loan losses among various loan categories at the dates presented.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans:
Commercial	$2,750	69.04%	$1,565	68.25%	$2,041	71.12%	$1,794	75.64%	$1,436	75.38%
Real estate - construction	775	19.47%	748	19.22%	422	14.70%	259	10.55%	120	10.74%
Real estate - 1 to 4 family	247	6.19%	502	6.53%	225	7.83%	71	6.82%	86	5.42%
Loans to individuals	39	0.99%	12	1.00%	27	0.96%	22	1.04%	17	1.59%
Home equity lines of credit	172	4.31%	197	5.00%	155	5.39%	71	5.95%	57	6.87%

Total allocated	3,983	100.00%	3,024	100.00%	2,870	100.00%	2,217	100.00%	1,716	100.00%
Unallocated	—		655		183		143		129

Total	$3,983		$3,679		$3,053		$2,360		$1,845

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The table below presents information regarding the changes in our allowance for loan/losses at or for the years indicated.

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loan outstanding at the end of the year	$345,943	$294,175	$244,620	$181,532	$118,653

Average loans outstanding during the year	$316,620	$262,962	$212,127	$141,224	$102,312

Allowance for loan losses at beginning of year	$3,679	$3,053	$2,360	$1,845	$1,323
Provision for loan losses	69	792	920	690	546

	3,748	3,845	3,280	2,535	1,869

Loans charged off:
Real estate loans	—	(32)	(82)	(171)	(24)
Commercial and industrial loans	—	(169)	(183)	(4)	—
Installment loans	(5)	(5)	(13)	—	—

Total charge-offs	(5)	(206)	(278)	(175)	(24)

Recoveries of loans previously charged off:
Real estate loans	230	9	—	—	—
Commercial and industrial loans	2	22	50	—	—
Installment loans	8	9	1	—	—

Total recoveries	240	40	51	—	—

Net recoveries/(charge-offs)	235	(166)	(227)	(175)	(24)

Allowance for loan losses at end of year	$3,983	$3,679	$3,053	$2,360	$1,845

Ratios:
Nonperforming loans to period-end loans	0.11%	0.00%	0.11%	0.55%	0.09%
Allowance for loan losses as a percent of loans at end of year	1.15%	1.25%	1.25%	1.30%	1.55%
Net recoveries/(charge-offs) as a percent of average loans	0.07%	(0.06%)	(0.11%)	(0.12%)	(0.02%)

Deposits

Our deposits are the primary source of our funds for loans. Our deposit strategy is to raise our deposits in our market area through relationship banking. We believe that the great majority of our deposits are from individuals and entities located in our market area.

The table below presents information on our deposits for the years presented.

	For the Year Ended December 31,
	2006		2005		2004
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Savings, NOW and money market	$143,123	3.64%	$123,705	2.25%	$98,714	1.55%
Time deposits over $ 100,000	56,916	4.70%	37,252	3.77%	28,651	2.96%
Other time deposits	62,476	4.23%	57,505	3.02%	45,573	2.59%

Total interest-bearing deposits	262,515	4.01%	218,462	2.71%	172,938	2.06%

Non-interest-bearing deposits	86,555	—	75,103	—	57,327	—

Total deposits	$349,070	3.02%	$293,565	2.02%	$230,265	1.55%

The following table presents the amounts and maturities of deposits with balances of $100,000 or more:

At December 31, 2006
(In thousands)
Remaining maturity:
Less than three months	$16,115
Three to six months	17,891
Six to twelve months	14,425
Over twelve months	24,797

Total	$73,228

Borrowings

The following table sets forth certain information regarding our short-term borrowings for the periods indicated.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased
Balance outstanding at end of period	$10,670	$10,006	$14,273
Maximum amount outstanding at any month end during the period	11,031	12,299	16,184
Average balance outstanding	10,784	10,003	15,699
Weighted-average interest rate during the period	2.54%	2.28%	1.96%
Weighted-average interest rate at end of period	2.05%	2.34%	1.66%

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

The tables below present information on our investment portfolio at the dates indicated.

	At December 31, 2006
	Amortized cost	Gross unrealized gains	Gross Unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$11,991	$9	$57	$11,943
State and municipal securities	6,110	—	34	6,076
Mortgage-backed securities	24,240	11	338	23,913

Total securities available for sale	$42,341	$20	$429	$41,932

	At December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$13,990	$—	$145	$13,845
State and municipal securities	6,231	—	72	6,159
Mortgage-backed securities	22,169	9	480	21,698

Total securities available for sale	$42,390	$9	$697	$41,702

	At December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$11,955	$2	$95	$11,862
State and municipal securities	2,472	2	—	2,474
Mortgage-backed securities	21,259	32	256	21,035

Total securities available for sale	$35,686	$36	$351	$35,371

The amortized cost and fair values of securities available for sale at December 31, 2006 by contractual maturity and the weighted average yield by maturity of our securities available for sale at December 31, 2006 amortized cost are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:

U. S. Government agencies
Due within one year	$7,976	$7,939	4.18%
Due after one but within five years	4,015	4,004	4.91%
Due after five but within ten years	—	—	—

	11,991	11,943	4.43%

State and local governments
Due within one year	100	100	4.25%
Due after one but within five years	1,017	999	4.32%
Due after five but within ten years	—	—	—
Due after ten years	4,993	4,977	5.39%

	6,110	6,076	5.19%

Mortgage-backed securities
Due within one year	209	208	4.50%
Due after one but within five years	1,171	1,163	4.93%
Due after five but within ten years	2,297	2,245	3.90%
Due after ten years	20,563	20,297	4.40%

	24,240	23,913	4.38%

Total securities available for sale:
Due within one year	8,285	8,247	4.19%
Due after one but within five years	6,203	6,166	4.82%
Due after five but within ten years	2,297	2,245	3.90%
Due after ten years	25,556	25,274	4.60%

	$42,341	$41,932	4.51%

Contractual Obligations and Commitments

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows, as well as commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. To meet the financing needs of our customers, we issue various financial instruments, such as lines of credit, loan commitments and standby letters of credit. These instruments either are not recorded on our balance sheet or are recorded on our balance sheet in amounts that differ from the full contract or notional amounts. These instruments involve varying elements of market, credit and liquidity risk. The following table reflects our expected contractual obligations and future operating lease commitments as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Short-term borrowings	$10,670	$10,670	$—	$—	$—
Long-term debt	11,196	—	5,155	5,155	886
Operating lease obligations	3,718	642	928	914	1,234
Deposits	142,450	103,649	36,337	2,464	—

Total contractual cash obligations	$168,034	$114,961	$42,420	$8,533	$2,120

The following table reflects our other commitments outstanding as of December 31, 2006.

	Amount of Commitment Expiration Per Period
Contractual Obligations	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Lines of credit and loan commitments and credit lines	$61,742	$43,117	$5,010	$6,307	$7,308
Standby letters of credit	1,785	1,741	44	—	—

Total commercial commitments	$63,527	$44,858	$5,054	$6,307	$7,308

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, or SPEs, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, our sole SPE activity is with North State Statutory Trust I (“Trust I”) and North State Statutory Trust II (“Trust II”). We issued $5.2 million of junior subordinated debentures, included in long-term debt on the balance sheet, to Trust I and Trust II on March 17, 2004 and December 15, 2005, respectively, in exchange for the proceeds of trust preferred securities issued by Trust I and Trust II.

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

The information required by this Item concerning our directors and executive officers is incorporated by reference from the sections captioned “Proposal No. 1 - Election of Directors”, “Other Information – Other Directors” and “Executive Officers” contained in our proxy statement related to the 2007 Annual Meeting of Shareholders scheduled to be held on May 3, 2007. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of our proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Since the date of our proxy statement for our 2006 Annual Meeting of Shareholders, we have not made any material change to the procedures by which our shareholders may recommend nominees to our Board of Directors. Those procedures are discussed under the section captioned “Director Nominations” in our proxy statement for the 2007 Annual Meeting of Shareholders.

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

Item 13.	Exhibits.

(A)	Exhibits

Exhibit No.	Exhibit Title
3.1 (a)	Articles of Incorporation filed on June 5, 2002

3.2 (a)	Bylaws adopted June 7, 2002

4.1 (a)	Form of North State Bancorp stock certificate

4.2 (f)	Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of March 17, 2004

4.3 (f)	Indenture dated as of March 17, 2004, between North State Bancorp, as Issuer and U.S. Bank National Association, as Trustee

4.4 (b)	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of December 15, 2005

4.5 (b)	Indenture dated as of December 15, 2005, between North State Bancorp, as Issuer and Wilmington Trust Company, as Trustee

10.1 (c)	Stock Option Plan for Non-Employee Directors, assumed as of June 28, 2002

10.2 (c)	Stock Option Plan for Employees, assumed as of June 28, 2002

10.3 (d)	Employment Agreement between North State Bank and Larry D. Barbour, dated as of June 1, 2000

10.4 (d)	Change in Control Agreement between North State Bank and Kirk A. Whorf, dated as of June 1, 2000, as amended on October 29, 2002

10.5 (d)	Change in Control Agreement between North State Bank and Judy M. Stephenson, dated as of June 1, 2000

10.6 (d)	Change in Control Agreement between North State Bank and Sandra A. Temple, dated as of June 1, 2000, as amended on October 24, 2002

10.7 (e)	2003 Stock Plan

10.8 (f)	Guarantee Agreement dated as of March 17, 2004, by and between North State Bancorp and U.S. Bank National Association

10.9 (b)	Guarantee Agreement dated as of December 15, 2005, by and between North State Bancorp and Wilmington Trust Company

10.11(g)	Lease dated May 1, 2003 between North State Bancorp and NHM00, LLC.

10.12(g)	Assignment and Assumption of Lease effective January 14, 2000 among North State Bank, Oberlin Investors Two, LLC and Branch Banking & Trust Company.

10.13(g)	Office Lease dated April 10, 2000 between North State Bank and Oberlin Investors Two, LLC (including Amendment No. One dated March 29, 2001).

10.14	Lease agreement dated as of December 29, 2006 by and between North State Bank and Atrium Investments, LLC

10.15	Lease agreement dated as of November 1, 2006 between North State Bancorp and Capital Club Properties, LLC

21.1 (f)	List of Subsidiaries

23	Consent of Dixon Hughes PLLC

31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with our Current Report of Form 8-K filed pursuant to Rule 12g-3 on July 1, 2002.
(b)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K filed on December 20, 2005.
(c)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 31, 2002 (Registration Statement No. 333-97419).
(d)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2002.
(e)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 25, 2003 (Registration Statement No. 333-107337).
(f)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2005.
(g)	Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Report of the Audit Committee” contained in our proxy statement.

ITEM 7 – FINANCIAL STATEMENTS

NORTH STATE BANCORP & SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

North State Bancorp

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of North State Bancorp and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North State Bancorp and subsidiary at December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 28, 2007

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(Amounts in thousands, except share and per share data)
ASSETS
Cash and due from banks	$12,189	$5,991
Interest-earning deposits with banks	1,249	4,523
Federal funds sold	44,059	30,206
Investment securities available for sale, at fair value (Note C)	41,932	41,702

Loans (Note D)	345,943	294,175
Less allowances for loan losses (Note E)	3,983	3,679

NET LOANS	341,960	290,496

Accrued interest receivable	1,754	1,286
Stock in the Federal Home Loan Bank of Atlanta, at cost	939	644
Premises and equipment (Note F)	7,810	5,858
Other assets (Note I)	3,585	2,027

TOTAL ASSETS	$455,477	$382,733

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$105,228	$86,856
Savings, money market and NOW	154,400	139,022
Time (Note G)	142,450	111,493

TOTAL DEPOSITS	402,078	337,371

Accrued interest payable	2,297	1,394
Short-term borrowings (Note H)	10,670	10,006
Long-term debt (Note H)	11,196	11,215
Accrued expenses and other liabilities (Note N)	2,639	1,607

TOTAL LIABILITIES	428,880	361,593

Commitments (Notes H and L)

Shareholders’ equity (Notes K and N):
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized; 4,542,061 and 2,842,159 issued and outstanding at December 31, 2006 and 2005, respectively	4,542	2,842
Additional paid-in capital	14,002	13,652
Accumulated earnings	8,344	5,072
Accumulated other comprehensive loss	(291)	(426)

TOTAL SHAREHOLDERS’ EQUITY	26,597	21,140

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$455,477	$382,733

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006 and 2005

	2006	2005
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$23,426	$16,911
Investment securities:
Taxable	1,474	1,078
Tax-exempt	265	110
Federal funds sold	1,031	643
Dividends and interest earning deposits	216	39

TOTAL INTEREST INCOME	26,412	18,781

INTEREST EXPENSE
Money market, NOW and savings deposits	5,210	2,786
Time deposits	5,322	3,141
Short-term borrowings	274	229
Long-term debt	781	341

TOTAL INTEREST EXPENSE	11,587	6,497

NET INTEREST INCOME	14,825	12,284

PROVISION FOR LOAN LOSSES (Note E)	69	792

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,756	11,492

NON-INTEREST INCOME (Note J)	1,174	1,310

NON-INTEREST EXPENSE
Salaries and employee benefits (Note N)	5,539	4,602
Occupancy and equipment (Note F)	1,672	1,370
Other (Note J)	3,532	2,929

TOTAL NON-INTEREST EXPENSE	10,743	8,901

INCOME BEFORE INCOME TAXES	5,187	3,901

INCOME TAXES (Note I)	1,915	1,463

NET INCOME	$3,272	$2,438

NET INCOME PER COMMON SHARE
Basic	$.74	$.57

Diluted	$.69	$.53

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,411,485	4,261,418

Diluted	4,774,747	4,629,446

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

	Common stock
					Accumulated other comprehensive income (loss)
			Additional paid-in capital			Total shareholders’ equity
				Accumulated earnings
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2004	2,366,041	$2,366	$14,110	$2,634	$(196)	$18,914
Comprehensive income:
Net income	—	—	—	2,438	—	2,438
Other comprehensive loss, net of tax	—	—	—	—	(230)	(230)

Total comprehensive income						2,208
6-for-5 stock split effected in the form of a 20% stock dividend	473,980	474	(474)	—	—	—
Stock options exercised	2,138	2	16	—	—	18

Balance at December 31, 2005	2,842,159	2,842	13,652	5,072	(426)	21,140
Comprehensive income:
Net income	—	—	—	3,272	—	3,272
Other comprehensive income, net of tax	—	—	—	—	135	135

Total comprehensive income						3,407
3-for-2 stock split effected in the form of a 50% stock dividend	1,471,881	1,472	(1,472)	—	—	—
Stock based compensation	—	—	65	—	—	65
Stock options exercised including income tax benefit of $844	228,021	228	1,757	—	—	1,985

Balance at December 31, 2006	4,542,061	$4,542	$14,002	$8,344	$(291)	$26,597

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

	2006	2005
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,272	$2,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	542	489
Net amortization of premiums on investment securities	21	108
Provision for loan losses	69	792
Stock based compensation	65	—
Deferred income taxes	(278)	(313)
Realized gain on sales of investment securities available for sale	—	(3)
Loss from sale of foreclosed assets	—	9
Change in assets and liabilities:
Increase in accrued interest receivable	(468)	(396)
Increase in other assets	(1,423)	(492)
Increase in accrued interest payable	903	516
Increase in accrued expenses and other liabilities	1,031	759

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,734	3,907

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(12,177)	(20,619)
Proceeds from maturities and repayments of investment securities available for sale	12,205	12,923
Proceeds from sales of investment securities available for sale	—	887
Net increase in loans	(51,533)	(49,721)
Redemption (purchase) of Federal Home Loan Bank stock	(295)	125
Purchases of premises and equipment	(2,494)	(2,105)
Proceeds from disposal of premises and equipment	—	14
Proceeds from sale of foreclosed assets	—	512

NET CASH USED BY INVESTING ACTIVITIES	(54,294)	(57,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	64,707	68,238
Net change in short term borrowings	664	(4,267)
Net change in long-term debt	(19)	6,060
Excess tax benefits from exercise of stock options	844	—
Proceeds from exercise of stock options	1,141	18

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,337	70,049

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,777	15,972

CASH AND CASH EQUIVALENTS, BEGINNING	40,720	24,748

CASH AND CASH EQUIVALENTS, ENDING	$57,497	$40,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12,490	$5,981
Income taxes paid	1,814	1,885

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on investment securities available for sale, net of tax	$172	$(230)
Unrealized loss on hedging activities, net of tax	(37)	—

See accompanying notes.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - ORGANIZATION AND OPERATIONS

On June 28, 2002, North State Bancorp (the “Company”) was formed as a holding company for North State Bank (the “Bank”). Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding shares of the Bank’s $5 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank, North State Statutory Trust I and North State Statutory Trust II, wholly-owned subsidiaries of the Company. The Company is subject to the rules and regulations of the Federal Reserve Bank and the North Carolina Commissioner of Banks.

The Bank was incorporated May 25, 2000 and began banking operations on June 1, 2000. The Bank is engaged in general commercial and retail banking in central North Carolina, principally Wake County and in southeast North Carolina in New Hanover County, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received. Loans are written down or charged off when management has determined the loan to be uncollectible in part or in total.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In evaluating the allowance for loan losses the Company prepares a statistically-based analysis of its current loan portfolio through the use of historical loss rates through the use of peer statistics utililizing key loan portfolio quality measures such as net losses to average loans, allowance for loan losses to nonaccrual loans and the percentage of loans over 30 days past due. Homogeneous loan groups are assigned risk factors based on their perceived loss potential and on their respective risk ratings. The Company utilizes a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually evaluated for impairment as detailed in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure”. Other groups of loans based on loan size may be selected for impairment review. The Company has identified seven factors that are considered as indicators of changes in the level of risk of loss inherent with the Company’s loan portfolio. These factors include payment performance, overall portfolio quality utilizing weighted average risk rating, general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, the interest rate environment, levels of highly leveraged transactions and levels of commercial real estate concentrations, which address the risks associated with construction, development and non-owner occupied commercial real estate lending.

In accordance with SFAS No. 114, a loan is considered impaired, when based on current information and events, it is considered probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.

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

December 31, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 3 - 10 years for furniture and equipment and 30 years for buildings. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations. Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.

Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan losses and interest income, respectively. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2006.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Stock Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. SFAS No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective application as permitted under SFAS No.123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plan (Continued)

no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

At December 31, 2006, the Company had three stock-based compensation plans, which are more fully described in Note N.

Earnings Per Common Share

The Company issued a 3-for-2 stock split in the form of a 50% stock dividend in 2006 and a 6-for-5 stock split in the form of a 20% stock dividend in 2005. All references in these financial statements to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of these stock splits.

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options. Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2006	2005
Weighted average number of common shares used in computing basic net income per share	4,411,485	4,261,418

Effect of dilutive stock options	363,262	368,028

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,774,747	4,629,446

For the year ended December 31, 2006 and 2005 there were no antidulitive shares.

Comprehensive Income (Loss)

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains and losses) of comprehensive income that is excluded from net income. The Company’s other comprehensive income includes unrealized gains and losses on investment securities available for sale, net of income taxes and unrealized holding gains (losses) on hedge instruments, net of income taxes.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The components of other comprehensive income (loss), net of tax, are as follows:

	2006	2005
	(Amounts in thousands)
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	$278	$(373)
Tax effect	(106)	145
Reclassification of gains recognized in net income	—	(3)
Tax effect	—	1

Net of tax amount	172	(230)

Cash flow hedging activities:
Unrealized holding losses on hedging activities	(60)	—
Tax effect	23	—

Net of tax amount	(37)	—

Total other comprehensive income (loss)	$135	$(230)

Accumulated other comprehensive income consists of the following:

	2006	2005
	(Amounts in thousands)
Unrealized holding losses on available for sale securities	$(410)	$(688)
Tax effect	156	262

Net unrealized holding losses on available for sale securities	(254)	(426)

Unrealized holding losses on hedging activities	(60)	—
Tax effect	23	—

Net unrealized holding losses on hedging activities	(37)	—

Total accumulated other comprehensive loss	$(291)	$(426)

Derivative Instruments

The Company manages interest rate risk based on the varying circumstances of the Company’s fixed and floating assets and liabilities. Examples of interest rate management strategies, based on the Company’s then current asset-liability position, include locking in or fixing interest income on loans or other floating-rate assets, fixing interest expense on floating-rate liabilities, capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of assets or debt, and/or hedging a period of time but not necessarily to maturity. The Company may fix rates, taking into account factors that influence the hedging decision, including the degree of certainty, timing and amount, the material benefit of the hedge, the actual level of rates, and the state of the financial markets. The Company will generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under generally accepted accounting principles while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility.

The Company’s deposit and loan activities are vulnerable to interest rate risk. The associated variability in cash flows may impact the results of operations of the Company. The Company’s hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. The Company may use a variety of commonly used derivative products that are instruments used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires management to

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting (Continued)

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

Recent Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 158,”Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), requires recognition on the balance sheet of a plan’s overfunded or underfunded status with an offset to comprehensive income. This statement also requires, with limited exceptions, that the funded status of the plan be determined as of the employer’s fiscal year end. The balance sheet recognition provisions of SFAS 158 are effective for entities with publicly traded equity securities for years ending after December 15, 2006 and for all other entities for years ending after June 15, 2007. The Company does not anticipate that this statement will have an impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over-methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of October 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company adopted SAB 108 effective for the year ended December 31, 2006 with no impact on the reported results of operations or financial conditions.

The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, “Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5”. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has not yet evaluated the effects of this EITF.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	At December 31, 2006
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$11,991	$9	$57	$11,943
State and municipal securities	6,110	—	34	6,076
Mortgage-backed securities	24,240	11	338	23,913

Total securities available for sale	$42,341	$20	$429	$41,932

	At December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$13,990	$—	$145	$13,845
State and municipal securities	6,231	—	72	6,159
Mortgage-backed securities	22,169	9	480	21,698

Total securities available for sale	$42,390	$9	$697	$41,702

The following table shows at December 31, 2006 and 2005 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity. The unrealized losses relate to eight U.S. Government Agency bonds, 23 mortgage-backed securities and six municipal bonds. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE C - INVESTMENT SECURITIES (Continued)

	2006
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$1,979	$9	$7,926	$48	$9,905	$57
State and municipal governments	1,529	12	1,547	22	3,076	34
Mortgage-backed securities	4,634	19	14,615	319	19,249	338

Total temporarily impaired securities	$8,142	$40	$24,088	$389	$32,230	$429

	2005
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$8,850	$85	$4,995	$60	$13,845	$145
State and municipal governments	3,160	72	—	—	3,160	72
Mortgage-backed securities	6,256	95	13,562	385	19,818	480

Total temporarily impaired securities	$18,266	$252	$18,557	$445	$36,823	$697

The amortized cost and fair values of securities available for sale at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Amounts in thousands)
Securities available for sale:
Due within one year	$8,285	$8,247
Due after one but within five years	6,203	6,166
Due after five but within ten years	2,297	2,245
Due after ten years	25,556	25,574

	$42,341	$41,932

Securities with a carrying value of $17.3 and $17.5 million at December 31, 2006 and 2005, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

No investment securities were sold during 2006. During 2005, proceeds from the sale of investment securities of $887,000 resulted in a net gain of $3,000.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE D - LOANS

Following is a summary of loans:

	At December 31,
	2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Commercial	$239,014	69.04%	$200,950	68.26%
Real estate - construction	67,404	19.47%	56,586	19.22%
Real estate - 1 to 4 family mortgage	21,438	6.19%	19,222	6.52%
Loans to individuals	3,414	0.99%	2,933	1.00%
Home equity lines of credit	14,933	4.31%	14,732	5.00%

Subtotal	346,203	100.00%	294,423	100.00%
Unamortized net deferred loan fees	(260)		(248)

Total loans	$345,943		$294,175

Loans are primarily made in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

Nonperforming assets at December 31, 2006 and 2005 consisted of the following:

	At December 31,
	2006	2005
	(Amounts in thousands)
Nonaccrual loans	$397	$—
Restructured loans	—	—

Total nonperforming loans	397	—

Other real estate owned	—	—

Total nonperforming assets	$397	$—

All loans rated “Doubtful” and “Loss” are individually analyzed for impairment as detailed in SFAS No. 114. Other groups of loans based on loan size may be selected for impairment review. Impaired loans at December 31, 2006 aggregated $639,000, consisting of three loans, two of which were on nonaccrual status. There were no impaired loans at December 31, 2005. Related allowances for loan losses amounted to $534,000 and $0 at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005 was $266,000 and $65,000, respectively. For the years ended December 31, 2006 and 2005, the interest income the Company recognized from impaired loans during the portion of the year that they were impaired was not material.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE D – LOANS (Continued)

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

Balance at December 31, 2005	$11,419
Additional borrowings	7,068
Loan repayments	(5,907)

Balance at December 31, 2006	$12,580

At December 31, 2006, the Company had pre-approved but unused lines of credit totaling $3.5 million to executive officers, directors and their affiliates.

NOTE E - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2006 and 2005 follows:

	2006	2005
	(Amounts in thousands)
Beginning balance	$3,679	$3,053

Provision for loan losses	69	792

Charge-offs	(5)	(206)
Recoveries	240	40

Net recoveries/(charge-offs)	235	(166)

Ending balance	$3,983	$3,679

NOTE F - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2006 and 2005:

	2006	2005
	(Amounts in thousands)
Land	$2,492	$2,487
Buildings	3,683	1,974
Leasehold improvements	805	795
Furniture, fixtures and equipment	2,999	2,186
Construction in process	9	55

	9,988	7,497
Accumulated depreciation	(2,178)	(1,639)

Total	$7,810	$5,858

Depreciation and amortization amounting to $547,000 in 2006 and $477,000 in 2005 is included in occupancy and equipment expense.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE F - PREMISES AND EQUIPMENT (Continued)

The Company leases office facilities under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year ending December 31:

2007	$642
2008	464
2009	464
2010	464
2011	450
Thereafter	1,234

$3,718

Total rental expense for the years ended December 31, 2006 and 2005 amounted to $809,000 and $647,000, respectively. Rent expense is included in occupancy and equipment expenses.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was approximately $73.2 million and $51.1 million, respectively.

At December 31, 2006, the scheduled maturities of time deposits were as follows:

	At December 31, 2006
	Less than $ 100,000	$ 100,000 or more	Total
	(Amounts in thousands)
2007	$55,218	$48,431	$103,649
2008	11,685	19,753	31,438
2009	1,995	2,904	4,899
2010	205	1,400	1,605
2011	119	740	859

	$69,222	$73,228	$142,450

NOTE H – BORROWINGS

Short-term Borrowings

The Company had repurchase agreements outstanding in the amount of $10.7 million and $10.0 million at December 31, 2006 and 2005, respectively. Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are collateralized by U.S. Government Agency obligations. These repurchase agreements are due within one year and are classified as short-term borrowings in the accompanying consolidated balance sheets.

As of December 31, 2006 the Company had available lines of credit totaling approximately $55.0 million with various financial institutions for borrowing on a short-term basis, with no amounts outstanding at that date. These lines are subject to annual renewals with varying interest rates.

Long-term Debt

On March 17, 2004, the Company issued $5.2 million of junior subordinated debentures to North State Statutory Trust I (“Trust I”) in exchange for the proceeds of trust preferred securities issued by Trust I. On December 15,

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE H - BORROWINGS (Continued)

2005, the Company issued $5.2 million of junior subordinated debentures to North State Statutory Trust II (“Trust II”) in exchange for the proceeds of trust preferred securities issued by Trust II. Trust I and Trust II are wholly owned by the Company. The junior subordinated deferrable interest debentures are included in long-term debt and the Company’s equity interests in Trust I and Trust II are included in other assets.

The junior subordinated debentures for Trust I pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 2.79%. The debentures are redeemable on July 17, 2009 or afterwards in whole or in part, on any January 17, April 17, July 17 or October 17. Redemption is mandatory at April 17, 2034. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The junior subordinated debentures for Trust II pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 1.65%. The debentures are redeemable on July 15, 2010 or afterwards in whole or in part, on any January 15, April 15, July 15 or October 15. Redemption is mandatory at April 15, 2035. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities issued by Trust I and Trust II presently qualify as Tier 1 regulatory capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2006.

At December 31, 2006 and 2005, the Company had $886,300 and $905,000, respectively, in a long-term Federal Home Loan Bank advance. This advance, maturing October 7, 2025, funds a qualified Community Investment Program loan. The Company pays 2.00% interest for the advance with the loan earning 4.00%.

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(Amounts in thousands)
Current tax expense:
Federal	$1,781	$1,487
State	412	289

	2,193	1,776

Deferred tax provision:
Federal	(241)	(259)
State	(60)	(82)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	(301)	(341)

	1,892	1,435

Increase in valuation allowance	23	28

Net provision for income taxes	$1,915	$1,463

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE I - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2006	2005
	(Amounts in thousands)
Expected income tax expense	$1,764	$1,326

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	232	137
Adjustment to deferred tax asset valuation allowance	23	28
Other permanent differences	(104)	(28)

Provision for income taxes	$1,915	$1,463

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,282	$1,255
Deferred compensation	502	277
Unrealized loss on available for sale securities	155	262
Unrealized loss on hedging activities	24	—
Lease obligations	19	—
State net operating loss carryforwards	55	28

Total deferred tax assets	2,037	1,822
Less: Valuation Allowance	(51)	(28)

Net deferred tax asset	1,986	1,794

Deferred tax liabilities relating to:
Deferred loan origination fees	(140)	(147)
Property and equipment	(65)	(73)
Prepaid expenses	(41)	(29)

Total deferred tax liabilities	(246)	(249)

Net recorded deferred tax assets included in other assets	$1,740	$1,545

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(Amounts in thousands)
Mortgage origination fees	$326	$492
Service charges and fees on deposits	754	682
Gain on sale of investment securities	—	3
Other	94	133

Total non-interest income	$1,174	$1,310

The major components of other non-interest expense for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(Amounts in thousands)
Professional fees	$295	$341
Postage, printing & office supplies	144	126
Advertising and promotion	295	276
Data processing & other outsourced services	553	398
Directors fees	638	399
Other	1,607	1,389

Total non-interest expense	$3,532	$2,929

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

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE K - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank. As of December 31, 2006 and 2005, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$36,308	10.21%	$28,436	8.00%	$35,546	10.00%

Tier I Capital (to Risk-Weighted Assets)	32,325	9.09%	14,218	4.00%	21,327	6.00%

Tier I Capital (to Average Assets)	32,325	7.58%	17,049	4.00%	21,311	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$31,138	10.30%	$24,180	8.00%	$30,224	10.00%

Tier I Capital (to Risk-Weighted Assets)	27,459	9.09%	12,090	4.00%	18,135	6.00%

Tier I Capital (to Average Assets)	27,459	7.53%	14,581	4.00%	18,226	5.00%

NOTE L - DERIVATIVES AND OFF-BALANCE SHEET RISK

Derivative Financial Instruments

The Company utilizes a stand-alone derivative financial instrument, in the form of an interest rate floor (a purchased option), in its asset/liability management program. The transaction involves both credit and market risk. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The instrument is designated as a cash flow hedge of the risk of overall changes in cash flows below the strike rate on the floor (when the prime interest rate, interpreted as the prime rate published in The Wall Street Journal, falls below 7.50%). The effective portion of change in the fair value of the derivative instrument is reflected on the Company’s consolidated balance sheets as a derivative asset and other comprehensive income. On a quarterly basis, the Company will perform its prospective and retrospective effectiveness assessments and measure ineffectiveness by comparing the actual option with a hypothetically perfect option. Under this approach, the cumulative change in fair value of the actual floor is compared to the cumulative change in fair value of a hypothetically perfect floor with key features that exactly match the key features of the hedged transactions. Hedge ineffectiveness for 2006 was not material. The cash flow hedge is consistent with the Company’s risk management objective and strategy to reduce its exposure to decreases in cash flows relating to interest receipts on its prime-based variable-rate loans.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

Risk Management Policies — Hedging Instruments

The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net income under varying interest rate scenarios to take steps to control its risks. The Company manages interest rate risk based on the varying circumstances of the Company’s fixed and floating assets and liabilities including interest rate management strategies, based on the Company’s then current asset-liability position, locking

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE L – DERIVATIVES AND OFF-BALANCE SHEET RISK (Continued)

Risk Management Policies — Hedging Instruments (Continued)

in or fixing interest income on loans or other floating-rate assets (or unlocking fixed-rate assets), fixing interest expense on floating-rate liabilities (or unlocking fixed-rate liabilities), capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of assets or debt, and /or hedging a period of time but not necessarily to maturity. The Company may fix rates, taking into account factors that influence the hedging decision, including the degree of certainty, timing and amount, the material benefit of the hedge, the actual level of rates, and the state of the financial markets. The Company will generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under generally accepted accounting principles while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility.

Interest Rate Risk Management — Cash Flow Hedging Instruments

The Company’s deposit and loan activities are vulnerable to interest rate risk. The associated variability in cash flows may impact the results of operations of the Company. The hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, the Company may use a variety of commonly used derivative products that are used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars. During 2006, the Company purchased an interest rate option agreement that provided for payments to the Company in the event interest rates decrease below levels provided in the agreement. The Company instrument is designated as a hedge under SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities” and the Company has formally documented the hedging relationship and the risk management objective and strategy for undertaking all qualifying hedges. This documentation includes identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed and how hedge ineffectiveness, if any, will be measured.

At December 31, 2006 the information pertaining to the outstanding interest rate floor (purchased option) agreement is as follows:

December 31, 2006
(Amounts in thousands)
Notional amount	$50,000
Fair value	305
Unrealized loss relating to interest rate floor, net of tax	(37)

At December 31, 2006, the fair value of the interest rate floor was recorded in other assets in accordance with SFAS No. 133 and the unrealized loss, net of tax, relating to the interest rate floor was reported in accumulated other comprehensive income.

The floor has an effective date of November 1, 2006 and a maturity date of November 1, 2009. Should the prime rate fall below 7.50% on a rate reset date during the period from November 1, 2006 and November 1, 2009, the counterparty will pay the Company the amount equal to $50 million multiplied by 7.50% minus the prime rate multiplied by the number of days in the period divided by 360.

Off-Balance Sheet Risk, Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE L - DERIVATIVES AND OFF-BALANCE SHEET RISK (Continued)

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2006 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$46,804
Undisbursed lines of credit	14,938
Standby letters of credit	1,785

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

December 31, 2006 and 2005

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

Derivative Financial Instruments

Fair values for the interest rate floor are based upon amounts required to settle the contracts.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note L, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005.

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and due from banks	$12,189	$12,189	$5,991	$5,991
Interest-earning deposits with banks	1,249	1,249	4,523	4,523
Federal funds sold	44,059	44,059	30,206	30,206
Investment securities available for sale	41,932	41,932	41,702	41,702
Loans, net	341,960	336,544	290,496	287,376
Accrued interest receivable	1,754	1,754	1,286	1,286
Stock in the Federal Home Loan Bank	939	939	644	644

Financial liabilities:
Deposits	$402,078	$402,070	$337,371	$337,181
Short-term borrowings	10,670	10,670	10,006	10,006
Long-term debt	11,196	11,185	11,215	10,905
Accrued interest payable	2,297	2,297	1,394	1,394

On-balance sheet derivative financial instruments:
Interest rate floor agreement
	$305	$305	$—	$—

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Option Plans

During 2000, the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the Bank’s holding company reorganization. In 2003, the Company adopted, with shareholder approval, the 2003 Stock Plan. The 2003 Stock Plan replaced the two prior plans. All shares available for issuance under the prior plans, plus any shares covered by outstanding options that are forfeited under the prior plans, were transferred to the 2003 Plan. An aggregate of 826,551 shares of the Company’s common stock was initially reserved for options under the stock option plans. Certain of the options granted to directors in 2000 vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is estimated based on the Company’s historical low level of activity. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the year’s ended December 31, 2006 and 2005.

	2005	2006
Estimated fair value of options granted	$8.45	$4.88

Assumptions in estimating option values:
Risk-free interest rate	5.37%	4.17%
Dividend yield	0.00%	0.00%
Volatility	25.00%	25.00%
Expected life	10years	10years

A summary of option activity under the stock option plans for the year ended December 31, 2006 adjusted for the effect of the 3-for-2 stock split effected in the form of a 50% stock dividend in 2006 is as follows:

	Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding December 31, 2005	748,818	$4.33	4.84 years

Granted	24,075	16.93
Exercised	(278,752)	4.07
Forfeited	(11,265)	10.56

Outstanding December 31, 2006	482,876	$5.02	4.24 years	$9,165

Exercisable at December 31, 2006	423,415	$4.18		$8,392

For the year ended December 31, 2006, the intrinsic value of options exercised was approximately $3.7 million. On August 7, 2006, 24,075 options were granted with a fair value of $8.45 per option. The fair value of options vested was approximately $65,000 for the year ended December 31, 2006. As of December 31, 2006, approximately $266,000 of share-based compensation expense remained to be recognized over a weighted average period of 2.98 years.

Cash received from option exercises under share-based payment arrangements for the year ended December 31, 2006 was approximately $1.1 million. A tax benefit of $844,000 was realized for tax deductions from option exercise of the share-based payment arrangements during the year ended December 31, 2006.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB25.

The impact of the adoption of SFAS 123R is as follows:

For the year ended December 31, 2006
Income before income tax expense	$(65,000)
Net income	$(65,000)

Cash flow from operating activities	$(844,000)
Cash flow provided by financing activities	$844,000

Basic earnings per share	$(.01)
Diluted earnings per share	$(.01)

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year ended December 31, 2005 (in thousands, except per share data):

Net income, as reported	$2,438
Deduct: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(178)

Pro forma net income	$2,260

Basic net income per share:
As reported	$.57
Pro forma	$.53

Diluted net income per share:
As reported	$.53
Pro forma	$.49

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

Deferred Compensation Plan for Directors

In December 2001, the Company implemented a non-qualifying deferred compensation plan for directors. Under the plan, a participating director may elect to defer receipt of all or a portion of his or her director fees that would otherwise be payable in cash. At the end of each calendar year, the fees electively deferred during the year are converted, using a formula based upon 125% of the dollar amount of fees deferred and the fair value of the Company’s common stock at the close of business on the preceding January 1, into a hypothetical number of shares (the “phantom shares”) credited to the participating director’s account. The then current value of all phantom shares accumulated under the plan is payable to the participating director, or to his or her designated beneficiary, upon

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

retirement, disability or death. Provisions of $613,000 in 2006 and $399,000 in 2005 were expensed to provide for future obligations payable under this plan. At December 31, 2006 and December 31, 2005, the outstanding deferred obligations were $1.3 million and $719,000, respectively. Effective December 31, 2006, the amount of phantom shares credited to a director under the plan was converted to a cash amount based on a value of $24.00 per phantom share. Beginning January 1, 2007, this amount will be credited to a bookkeeping account for each director, and each month a rate of earnings will be credited to the account for the month equal to the 3-month LIBOR rate in effect on the last business day of the month plus 2%.

Beginning in 2007, the Company will implement a new deferred compensation plan for directors. Under this plan, a director may elect to defer the payment of all or a portion of his or her director’s fees that would otherwise have been paid currently. The fees deferred will be increased by 25% and credited to a bookkeeping account kept by the Company for the director.

NOTE O - PARENT COMPANY FINANCIAL DATA

Following are the condensed financial statements of North State Bancorp as of and for the years ended December 31, 2006 and 2005:

Condensed Statements of Financial Condition

December 31, 2006 and 2005

(Amounts in thousands)

	2006	2005
Assets
Cash	$3,720	$4,101
Investment in North State Bank	32,034	27,033
Investment in North State Statutory Trust I	155	155
Investment in North State Statutory Trust II	155	155
Other assets	876	35

Total Assets	$36,940	$31,479

Liabilities and Shareholders’ equity
Other liabilities	$33	$29
Long-term debt	10,310	10,310

Shareholders’ equity
Common stock	4,542	2,842
Additional paid-in capital	14,002	13,652
Retained earnings	8,344	5,072
Accumulated other comprehensive loss	(291)	(426)

Total shareholders’ equity	26,597	21,140

Total liabilities and shareholders’ equity	$36,940	$31,479

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE O - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations

Years Ended December 31, 2006 and 2005

(Amounts in thousands)

	2006	2005
Equity in earnings of subsidiary	$3,867	$2,760
Interest income	213	3
Interest expense	(763)	(334)
Other income	23	9
Other expense	(68)	—

Net income	$3,272	$2,438

Condensed Statements of Cash Flows

Years Ended December 31, 2006 and 2005

(Amounts in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$3,272	$2,438
Adjustments to reconcile net income to net cash used by operating activities:
Amortization	1	12
Stock based compensation	65	—
Equity in earnings of subsidiaries	(3,867)	(2,760)
Changes in assets and liabilities:
Increase in other assets	(707)	—
Increase in other liabilities	4	17

Net cash used by operating activities	(1,232)	(293)

Cash flows from investing activities:
Investment in subsidiaries	(1,134)	(1,165)

Net cash used by investing activities	(1,134)	(1,165)

Cash flows from financing activities:
Issuance of junior subordinated debentures	—	5,155
Proceeds from stock options exercised	1,141	18
Excess tax benefits from stock options	844	—
Dividends from subsidiaries	—	177

Net cash provided by financing activities	1,985	5,350

Net increase in cash and cash equivalents	(381)	3,892

Cash and cash equivalents, beginning	4,101	209

Cash and cash equivalents, ending	$3,720	$4,101

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2007	NORTH STATE BANCORP

	By:	/s/ Larry D. Barbour
Larry D. Barbour, President
and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Larry D. Barbour	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2007
Larry D. Barbour

/s/ Kirk A. Whorf	Chief Financial Officer (principal financial officer)	March 28, 2007
Kirk A. Whorf

/s/ JoAnn B. Bratton	Controller (principal accounting officer)	March 28, 2007
JoAnn B. Bratton

/s/ Forrest H. Ball	Director	March 28, 2007
Forrest H. Ball

/s/ James C. Branch	Director	March 28, 2007
James C. Branch

/s/ Charles T. Francis	Director	March 28, 2007
Charles T. Francis

/s/ Glenn Futrell	Director	March 28, 2007
Glenn Futrell

/s/ C. Thomas Hendrickson	Director	March 28, 2007
C. Thomas Hendrickson

/s/ Jeanette W. Hyde	Director	March 28, 2007
Jeanette W. Hyde

S-1

/s/ J. Keith Keener	Director	March 28, 2007
J. Keith Keener

/s/ Burley B. Mitchell, Jr.	Director	March 28, 2007
Burley B. Mitchell, Jr.

/s/ Barry W. Partlo	Director	March 28, 2007
Barry W. Partlo

/s/ Gary H. Pendleton	Director	March 28, 2007
Gary H. Pendleton

/s/ W. Harold Perry	Director	March 28, 2007
W. Harold Perry

/s/ Nutan T. Shah	Director	March 28, 2007
Nutan T. Shah

	Director	, 2007
Fred J. Smith, Jr.

/s/ Jack M. Stancil	Director	March 28, 2007
Jack M. Stancil

/s/ George C. Venters	Director	March 28, 2007
George C. Venters

S-2