Form 10-Q
period 2007-03-31
NORTH STATE BANCORP
filed 2007-05-15
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

(Address of principal executive office)

(919) 787-9696

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 11, 2007, 4,598,810 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006*
	(Amounts in thousands)
ASSETS

Cash and due from banks	$15,134	$12,189
Interest-earning deposits with banks	1,545	1,249
Federal funds sold	48,056	44,059
Investment securities available for sale, at fair value	39,009	41,932
Loans	365,646	345,943
Less allowance for loan losses	(3,894)	(3,983)

NET LOANS	361,752	341,960

Accrued interest receivable	1,753	1,754
Stock in the Federal Home Loan Bank of Atlanta, at cost	939	939
Premises and equipment, net	7,750	7,810
Other assets	3,664	3,585

TOTAL ASSETS	$479,602	$455,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$114,077	$105,228
Savings, money market and NOW	169,733	154,400
Time deposits	142,366	142,450

TOTAL DEPOSITS	426,176	402,078

Accrued interest payable	2,644	2,297
Short-term borrowings	9,065	10,670
Long-term debt	11,191	11,196
Accrued expenses and other liabilities	2,844	2,639

TOTAL LIABILITIES	451,920	428,880

Commitments (Note C)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 4,578,810 and 4,542,061 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	4,579	4,542
Additional paid-in capital	14,206	14,002
Retained earnings	9,051	8,344
Accumulated other comprehensive loss	(154)	(291)

TOTAL STOCKHOLDERS’ EQUITY	27,682	26,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,602	$455,477

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$6,762	$5,206
Investments	446	403
Federal funds sold and interest-earning deposits	340	257

TOTAL INTEREST INCOME	7,548	5,866

INTEREST EXPENSE
Money market, NOW and savings deposits	1,528	1,036
Time deposits	1,762	1,112
Short-term borrowings	52	52
Long-term debt	202	178

TOTAL INTEREST EXPENSE	3,544	2,378

NET INTEREST INCOME	4,004	3,488

PROVISION FOR LOAN LOSSES	211	154

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,793	3,334

NON-INTEREST INCOME
Mortgage origination fees	42	85
Service charges and fees on deposit accounts	171	188
Other	37	12

TOTAL NON-INTEREST INCOME	250	285

NON-INTEREST EXPENSE
Salaries and employee benefits	1,512	1,375
Occupancy and equipment	461	377
Professional fees	55	25
Postage, printing and office supplies	51	33
Data processing and other outsourced services	158	127
Advertising	51	47
Other	616	537

TOTAL NON-INTEREST EXPENSE	2,904	2,521

INCOME BEFORE INCOME TAXES	1,139	1,098

INCOME TAXES	432	407

NET INCOME	$707	$691

NET INCOME PER COMMON SHARE
Basic	$.16	$.16

Diluted	$.15	$.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,562,806	4,325,520

Diluted	4,857,327	4,726,685

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income	$707	$691

Other comprehensive income (loss)
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	159	(30)
Tax effect	(61)	11

Net of tax amount	98	(19)

Cash flow hedging activities:
Unrealized holding gains on hedging activities	51	—
Tax effect	(12)	—

Net of tax amount	39	—

Total other comprehensive income (loss)	137	(19)

Comprehensive income	$844	$672

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2006	4,542,061	$4,542	$14,002	$8,344	$(291)	$26,597

Comprehensive income	—	—	—	707	137	844

Stock based compensation	—	—	21	—	—	21

Stock options exercised including income tax benefit of $67	36,749	37	183	—	—	220

Balance at March 31, 2007	4,578,810	$4,579	$14,206	$9,051	$(154)	$27,682

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$707	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164	131
Provision for loan losses	211	154
Stock based compensation	21	14
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1	(59)
Increase in other assets	(101)	(299)
Increase in accrued interest payable	347	61
Increase in accrued expenses and other liabilities	205	160

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,555	853

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	—	(6,873)
Proceeds from maturities and repayments of investment securities available for sale	3,087	2,404
Purchases of premises and equipment	(109)	(232)
Net increase in loans	(20,003)	(7,081)
Purchase of Federal Home Loan Bank Stock	—	(15)

NET CASH USED BY INVESTING ACTIVITIES	(17,025)	(11,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,098	10,649
Net decrease in short-term borrowings	(1,605)	(354)
Exercise of stock options	153	320
Excess tax benefits from exercise of stock options	67	—
Net decrease in long-term debt	(5)	(4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,708	10,611

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,238	(333)

CASH AND CASH EQUIVALENTS, BEGINNING	57,497	40,720

CASH AND CASH EQUIVALENTS, ENDING	$64,735	$40,387

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 Annual Report on Form 10-KSB for the year ended December 31, 2006. This quarterly report should be read in conjunction with the Annual Report.

NOTE B – RECENT ACCOUNTING PRONOUCEMENTS

The Company and its wholly-owned subsidiary the Bank, are subject to U.S. federal income tax and North Carolina income tax. The Company’s primary business is the ownership and operation of the Bank. The Company’s 2003 through 2006 U.S. federal income tax returns remain open for examination by the Internal Revenue Service. The Company’s North Carolina state income tax returns remain open for the tax years 2003 through 2006 for examination by the North Carolina Department of Revenue. No authorities have commenced income tax examinations as of March 31, 2007.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. Management has evaluated the Company’s tax positions and has not identified any unrecognized tax benefits. Therefore, no liability has been recorded as a result of the implementation of FIN48. Actual results could differ.

We adopted the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, effective January 1, 2007. The adoption of the provisions of SFAS No. 155 had no material effect on financial position or results of operations.

The provisions of SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, were effective beginning January 1, 2007. The adoption of the provisions of SFAS No. 156 had no effect on financial position or results of operations.

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, we will adopt SFAS No. 159 effective January 1, 2008. We are evaluating the impact of SFAS No. 159 on the consolidated financial statements.

NOTE C – COMMITMENTS

At March 31, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$53,937
Undisbursed lines of credit	17,504
Letters of credit	2,024

NOTE D – STOCK OPTION PLANS

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

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is estimated based on the Company’s historical low level of activity. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The Company did not grant any options for the three-month periods ended March 31, 2007 and 2006.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE D – STOCK OPTION PLANS (Continued)

A summary of option activity under the stock option plans as of March 31, 2007 and changes during the three-month period ended March 31, 2007 is presented below:

	Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding at December 31, 2006	482,876	$5.02	4.24 years	$9,165
Granted	—	—
Exercised	36,749	4.15
Forfeited	621	7.73
Expired	—	—

Outstanding March 31, 2007	445,506	$5.08	4.04 years	$8,875

Exercisable at March 31, 2007	393,037	$4.24		$8,159

For the three-month period ended March 31, 2007 the intrinsic value of options exercised was approximately $757,000. There were no shares granted during the three-month period ended March 31, 2007. The fair value of options vested during the period was approximately $21,000. As of March 31, 2007, approximately $245,000 of share-based compensation expense remained to be recognized over a weighted average period of 2.97 years.

Cash received from option exercises under share-based payment arrangements for the three-month period ended March 31, 2007 was approximately $153,000. A tax benefit of approximately $67,000 was realized for tax deductions from option exercise of the share-based payment arrangements during the three-month period ended March 31, 2007.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E – NET INCOME PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options. Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

The Company issued a 3-for-2 stock split in the form of a 50% stock dividend in 2006. All references in these financial statements to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2007	2006
Weighted average number of common shares used in computing basic net income per share	4,562,806	4,325,520
Effect of dilutive stock options	294,521	401,165

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,857,327	4,726,685

For the three-month periods ended March 31, 2007 and 2006, there were no anti-dilutive stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: changes in interest rates, deposit flows, loan demand, real estate values and competition; our ability to manage growth; general and local economic conditions; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through six locations, its main office in the North Hills section of Raleigh, North Carolina, one office in North Raleigh, one office in West Raleigh, one office in Garner, North Carolina, one office serving the Wake Forest area of North Carolina and one loan production office in Wilmington, North Carolina.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets at March 31, 2007 were $479.6 million compared to $455.5 million at December 31, 2006, an increase of $24.1 million, or 5.3%. Earning assets increased $21.1 million or 4.9% from December 31, 2006 with loans providing 93% of the growth.

Loan production was up during the first three-month period of 2007, increasing $19.7 million or 5.7%. The growth was primarily in commercial real estate and construction loans reflecting favorable market conditions particularly in our markets of Wilmington and the Wake Forest area. Investments decreased $2.9 million from $41.9 million at December 31, 2006 as maturing investments were redeployed into federal funds sold or the loan portfolio. Federal funds sold grew $4.0 million and cash and due from banks grew $2.9 million as check clearings picked up from the previous period due to increased real estate closings through our attorney trust accounts.

The growth in loans and other earning assets was funded by a $24.1 million increase in total deposits with noninterest-bearing deposits providing $8.8 million and interest-bearing deposits providing $15.3 million of the deposit growth from December 31, 2006 to March 31, 2007. The growth in non-interest bearing deposits was a result of continuous efforts that emphasize relationship banking including relationships with attorneys and property management companies.

Although we also use borrowings to support balance sheet management and growth, during the three- month period ended March 31, 2007, overall deposit growth reduced the necessary level of borrowings. Total borrowings were down slightly to $20.3 million from $21.9 million at December 31, 2006.

Total stockholders’ equity increased $1.1 million from $26.6 million at December 31, 2006 to $27.7 million at March 31, 2007. The increase was provided by net income during the period of $707,000 and the conversion of 36,749 stock options held by directors and employees into common stock. The exercise of these options contributed $220,000 to our total stockholders’ equity. Additionally, other comprehensive income components and stock based compensation increased stockholders’ equity at March 31, 2007 by $137,000 and $21,000, respectively.

Comparison of Results of Operations for the Three-Month Period Ended March 31, 2007 and 2006

Net Income. For the three-month period ended March 31, 2007, net income was $707,000 compared to $691,000 for the first three-month period of 2006, representing a 2.3% increase. On a diluted share basis, earnings were $.15 per share for both periods.

Net Interest Income. The increase in earnings was provided by net interest income, which grew $516,000 in the first three-month period of 2007 compared to the prior year period, driven primarily by higher volume in average loans and higher loan yields. The increase in net interest income offset increases in loan loss provision of $57,000 and $383,000 in noninterest expense as well as a $35,000 decline in noninterest income.

A significant portion (approximately 50%) of the Bank’s earning assets is based on short term rates. The prime lending rate for the first three-month period of 2007 was 8.25% compared to an average of 7.43% for the prior year period. The increase in market rates produced higher loan yields and provided additional interest income of approximately $434,000 over the prior year three-month period while a $61.7 million increase in our average loan portfolio provided additional interest income of approximately $1.1 million. The increase in market rates also increased our cost of funds. Repricing of our interest-bearing deposits to reflect market conditions and provide competitive rates increased our interest expense by approximately $633,000 while our increase in volume of average interest-bearing deposits contributed additional interest expense of $533,000. Our noninterest-bearing demand deposits grew an average of $7.4 million for the first three-month period of 2007 compared to the prior year period. Overall, net interest income for the first three-month period of 2007 increased $516,000 or 14.8% with a net interest margin of 3.84% compared to a net interest margin of 3.93% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Amounts in thousands)			(Amounts in thousands)
Interest-earning assets:
Loans	$358,696	$6,762	7.65%	$297,014	$5,206	7.11%
Investments available for sale	40,561	446	4.46%	42,847	403	3.81%
Fed funds sold	21,573	287	5.40%	15,009	173	4.67%
Other interest earning	2,450	53	8.77%	5,237	84	6.50%

Total interest-earning assets	423,280	7,548	7.23%	360,107	5,866	6.61%

Other assets	17,022			12,608

Total assets	$440,302			$372,715

Interest-bearing liabilities:
Deposits:
NOW & money market	$159,280	1,526	3.89%	$134,903	1,034	3.11%
Savings	1,163	2	0.70%	1,193	2	0.68%
Time deposits over $ 100	75,621	970	5.20%	51,044	534	4.24%
Other time deposits	65,712	792	4.89%	62,227	578	3.77%
Short-term borrowings	9,173	52	2.30%	9,239	52	2.28%
Long-term debt	11,193	202	7.32%	11,213	178	6.44%

Total interest-bearing liabilities	322,142	3,544	4.46%	269,819	2,378	3.57%

Demand deposits	85,633			78,282
Other liabilities	5,073			2,545
Stockholders' equity	27,454			22,069

Total liabilities and stockholders' equity	$440,302			$372,715

Net interest income and interest rate spread		$4,004	2.77%		$3,488	3.03%

Net yield on average interest-earning assets			3.84%			3.93%

Ratio of average interest-earning assets to average interest-bearing liabilities			131.40%			133.46%

Provision for Loan Losses. The provision for loan losses was $211,000 during the three-month period ended March 31, 2007 as compared with $154,000 for the same period in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. One loan at $299,000 was charged-off during the three-month period ending March 31, 2007. When the loan was charged off, the associated Statement of Financial Accounting Standards No. 114 allowance for impaired loans was eliminated, resulting in a decrease in the overall allowance to 1.07% of loans at March 31, 2007. Comparatively, recoveries of $63,000 were recorded during the three-month period ended March 31, 2006. Nonaccrual loans were $98,000 and $14,000, representing .03% and 0.0% of period end loans, respectively, as of March 31, 2007 and March 31, 2006. We had no restructured loans or other real estate owned at March 31, 2007 and March 31, 2006. The allowance for loan losses was $3.9 million at March 31, 2007, $4.0 million at December 31, 2006, and $3.9 million at March 31, 2006 representing 1.07%, 1.15% and 1.29%, respectively, of loans outstanding at each date. The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at March 31, 2007.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. As discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, during the second half of 2006, management re-evaluated and implemented improvements to its methodology used to estimate the allowance for loan losses. In evaluating the allowance for loan losses, we prepare a statistically-based analysis of our current loan portfolio through the use of peer statistics utililizing key loan portfolio quality measures such as net losses to average loans, allowance for loan losses to nonaccrual loans and the percentage of loans over 30 days past due. Homogeneous loan groups are assigned risk factors based on their perceived loss potential and on their respective risk ratings. The Bank utilizes a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment as detailed in Statement of Financial Accounting Standards No. 114. Other groups of loans based on loan size may be selected for impairment review. The Bank has identified seven qualitative factors that are considered indicators of changes in the level of risk of loss inherent in the Bank’s loan portfolio. These factors include and consider the risk of payment performance, overall portfolio quality (utilizing weighted average risk rating), general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, interest rate environment, levels of highly leveraged transactions (as defined in Section 365.2 of the FDIC regulations) and levels of construction, development and non-owner occupied commercial real estate lending.

The following is a summary of nonperforming assets at the periods presented:

	March 31, 2007		December 31, 2006		March 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$98		$397		$14
Restructured loans	—		—		—

Total nonperforming loans	98		397		14

Other real estate owned	—		—		—

Total nonperforming assets	$98		$397		$14

Accruing loans past due 90 days or more	$488		$—		$—
Allowance for loan losses	3,894		3,983		3,895
Nonperforming loans to period end loans	0.03%		0.11%		0.00%
Allowance for loan losses to period end loans	1.07%		1.15%		1.29%
Nonperforming assets to loans and other real estate owned	0.03%		0.11%		0.00%
Nonperforming assets to total assets	0.02%		0.09%		0.00%
Ratio of allowance for loan losses to nonperforming loans	39.73	x	10.03	x	278.21	x

Noninterest Income. For the three-month period ended March 31, 2007, non-interest income decreased $35,000 to $250,000 from $285,000 for the same period in the prior year. Deposit fees and loan fees continued to trend downward, decreasing $17,000 and $43,000, respectively, for the first three-month period of 2007 compared to the prior year period. Mortgage fees have fallen as overall mortgage loan production has declined due to fewer loan originators during the first three-month period of 2007 compared to the prior year period. Other non-interest income grew $25,000 primarily through fees generated from wealth management services.

Noninterest Expense. Total non-interest expense for the three-month period ended March 31, 2007 was $2.9 million, with salaries and benefits representing the largest expense category at $1.5 million. This compares to total non-interest expense for the three-month period ended March 31, 2006 of $2.5 million with salaries and benefits of $1.4 million. The $137,000 increase in salaries and benefits for the first three-month period of 2007 is attributable to an overall increase of 10 full time equivalent employees added throughout the Bank, compared to the prior year period.

Occupancy and equipment costs increased $84,000 to $461,000 for the three-month period ended March 31, 2007 compared to the same period last year. These costs include the additional operating costs for our new full service office in Wake Forest, opened in August 2006, a new loan production office in Wilmington, opened in April 2006 and additional lease expense for a new downtown office to be opened in the future. Additional costs were also incurred as we changed our credit processing to centralized document preparation and the purchase of credit software. Other non-interest expense increased $162,000 during the first three-month period of 2007 when compared to the prior year period in 2006. This increase is primarily attributable to higher costs associated with outsourced data processing fees, up $31,000, due to increase volume in accounts, increased professional fees of $30,000 due primarily to increased fees as a result of Sarbanes Oxley regulation, increased FDIC insurance and state regulatory assessments of $69,000 and increased director fees of $17,600.

Provision for Income Taxes. The effective tax rate for three-month period ended March 31, 2007 was 37.9% compared to 37.1% for the same period ended March 31, 2006.

Liquidity and Capital Resources

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $103.7 million in liquid assets, consisting of cash and cash equivalents and investment securities, at March 31, 2007, compared with $99.4 million at December 31, 2006. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with our equity capital, funded 94.6% of total assets at March 31, 2007. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at March 31, 2007 is adequate to meet our operating needs.

At March 31, 2007, our equity to assets ratio was 5.8%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 7.79%, 9.08% and 10.12%, respectively. At March 31, 2007, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we also were considered to be well capitalized at the same date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The largest component of our earnings is net interest income which can fluctuate widely, directly impacting our overall earnings. Significant interest rate movements occur due to differing maturities or repricing intervals of our interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. Management is responsible for minimizing our exposure to interest rate risk. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance while minimizing our overall interest rate risk.

We use several modeling techniques to measure interest rate risk. Our primary method is the simulation of net interest income under varying interest rate scenarios. We believe this methodology is preferable in that it takes into account the pricing strategies we would undertake in response to rate changes, whereas other methods such as interest rate shock or balance sheet gap analysis do not take these into consideration. Our balance sheet remains asset-sensitive, which means that more assets than liabilities are subject to immediate repricing as market rates change. During periods of rising rates, this should result in increased interest income. The opposite would be expected during periods of declining rates. Our market risk has not changed significantly since December 31, 2006.

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit #	Description
3.1	Articles of Incorporation, amended as of May 9, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: May 15, 2007	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer