Form 10-Q
period 2007-06-30
NORTH STATE BANCORP
filed 2007-08-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of August 10, 2007, 6,971,326 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006*
	(Amounts in thousands)
ASSETS

Cash and due from banks	$19,336	$12,189
Interest-earning deposits with banks	1,209	1,249
Federal funds sold	44,480	44,059
Investment securities available for sale, at fair value	40,341	41,932
Loans	387,153	345,943
Less allowance for loan losses	(4,103)	(3,983)

NET LOANS	383,050	341,960

Accrued interest receivable	1,827	1,754
Stock in the Federal Home Loan Bank of Atlanta, at cost	993	939
Premises and equipment, net	9,884	7,810
Other assets	3,591	3,585

TOTAL ASSETS	$504,711	$455,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$127,529	$105,228
Savings, money market and NOW	188,467	154,400
Time deposits	136,447	142,450

TOTAL DEPOSITS	452,443	402,078

Accrued interest payable	2,583	2,297
Short-term borrowings	7,514	10,670
Long-term debt	11,187	11,196
Accrued expenses and other liabilities	2,723	2,639

TOTAL LIABILITIES	476,450	428,880

Commitments (Note C)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value as of May 3, 2007; prior to May 3, 2007 $1 par value; 10,000,000 shares authorized 4,599,810 and 4,542,061 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	18,890	4,542
Additional paid-in capital	—	14,002
Retained earnings	9,898	8,344
Accumulated other comprehensive loss	(527)	(291)

TOTAL SHAREHOLDERS’ EQUITY	28,261	26,597

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$504,711	$455,477

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$7,055	$5,701	$13,817	$10,907
Investments	423	447	869	851
Federal funds sold and interest-earning deposits	439	205	779	460

TOTAL INTEREST INCOME	7,917	6,353	15,465	12,218

INTEREST EXPENSE
Money market, NOW and savings deposits	1,670	1,221	3,197	2,256
Time deposits	1,744	1,173	3,506	2,285
Short-term borrowings	46	110	98	162
Long-term debt	203	197	405	375

TOTAL INTEREST EXPENSE	3,663	2,701	7,206	5,078

NET INTEREST INCOME	4,254	3,652	8,259	7,140

PROVISION FOR LOAN LOSSES	211	223	422	376

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,043	3,429	7,837	6,764

NON-INTEREST INCOME
Fees from mortgage operations	67	91	109	176
Service charges and fees on deposit accounts	183	186	354	374
Other	53	18	90	30

TOTAL NON-INTEREST INCOME	303	295	553	580

NON-INTEREST EXPENSE
Salaries and employee benefits	1,582	1,341	3,094	2,716
Occupancy and equipment	475	375	936	752
Professional fees	65	70	120	95
Postage, printing and office supplies	36	31	87	64
Data processing and other outsourced services	149	125	307	252
Advertising	52	50	103	97
Other	578	535	1,194	1,073

TOTAL NON-INTEREST EXPENSE	2,937	2,527	5,841	5,049

INCOME BEFORE INCOME TAXES	1,409	1,197	2,549	2,295

INCOME TAXES	563	446	995	853

NET INCOME	$846	$751	$1,554	$1,442

NET INCOME PER COMMON SHARE
Basic	$.12	$.12	$.23	$.22

Diluted	$.12	$.11	$.21	$.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,889,775	6,512,074	6,867,118	6,500,243

Diluted	7,338,636	7,090,729	7,335,313	7,087,489

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$846	$751	$1,554	$1,442

Other comprehensive loss:
Securities available for sale:
Unrealized holding losses on available for sale securities	(378)	(182)	(218)	(213)
Tax effect	146	69	84	81

Net of tax amount	(232)	(113)	(134)	(132)

Cash flow hedging activities:
Unrealized holding losses on hedging activities	(228)	—	(178)	—
Tax effect	88	—	76	—

Net of tax amount	(140)	—	(102)	—

Total other comprehensive loss	(372)	(113)	(236)	(132)

Comprehensive income	$474	$638	$1,318	$1,310

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2006	4,542,061	$4,542	$14,002	$8,344	$(291)	$26,597
Comprehensive income	—	—	—	1,554	(236)	1,318
Stock based compensation	—	43	—	—	—	43
Stock options exercised for $1 par value common stock including tax benefit of $67	56,749	124	175	—	—	299
Change in par value of common stock	—	14,177	(14,177)	—	—	—
Stock options exercised for no par value common stock	1,000	4	—	—	—	4

Balance at June 30, 2007	4,599,810	$18,890	$—	$9,898	$(527)	$28,261

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,554	$1,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	244
Net amortization of discounts on investment securities	(10)	19
Provision for loan losses	422	376
Stock based compensation	43	25
Change in assets and liabilities:
Increase in accrued interest receivable	(73)	(90)
Increase in other assets	(22)	(414)
Increase in accrued interest payable	286	231
Increase in accrued expenses and other liabilities	84	67

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,620	1,900

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(5,192)	(6,873)
Proceeds from maturities and repayments of investment securities available for sale	6,573	6,283
Purchases of premises and equipment	(2,410)	(1,223)
Net increase in loans	(41,512)	(26,713)
Purchase of Federal Home Loan Bank Stock	(54)	(161)

NET CASH USED BY INVESTING ACTIVITIES	(42,595)	(28,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	50,365	37,437
Net increase (decrease) in short-term borrowings	(3,156)	1,025
Exercise of stock options	236	322
Excess tax benefits from exercise of stock options	67	319
Net decrease in long-term debt	(9)	(9)

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,503	39,094

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,528	12,307
CASH AND CASH EQUIVALENTS, BEGINNING	57,497	40,720

CASH AND CASH EQUIVALENTS, ENDING	$65,025	$53,027

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 Annual Report on Form 10-KSB for the year ended December 31, 2006. This quarterly report should be read in conjunction with the Annual Report.

During the quarter, shareholders approved the amendment of our Articles of Incorporation to decrease the par value of our common stock from $1.00 per share to no par value per share.

NOTE B—RECENT ACCOUNTING PRONOUCEMENTS

The Company and its wholly-owned subsidiary the Bank are subject to U.S. federal income tax and North Carolina income tax. The Company’s primary business is the ownership and operation of the Bank. The Company’s 2003 through 2006 U.S. federal income tax returns remain open for examination by the Internal Revenue Service. The Company’s North Carolina state income tax returns remain open for the tax years 2003 through 2006 for examination by the North Carolina Department of Revenue. As of June 30, 2007, no authorities had commenced income tax examinations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. Management has evaluated the Company’s tax positions and has concluded that the Company has no uncertain tax positions for which the Company should not recognize a tax benefit. The adoption of this statement had no material effect on the Company’s financial position or results of operations.

NOTE B—RECENT ACCOUNTING PRONOUCEMENTS (Continued)

The Company adopted the provisions of FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), effective January 1, 2007. The adoption of the provisions of SFAS 155 had no material effect on the Company’s consolidated financial position or results of operations.

The provisions of FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), were effective beginning January 1, 2007. The adoption of the provisions of SFAS 156 had no effect on the Company’s consolidated financial position or results of operations.

FASB Statement 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS 157 on its consolidated financial position and results of operations.

FASB Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 requires additional disclosures related to the fair value measurements included in the companies financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, the Company will adopt SFAS 159 effective January 1, 2008. The Company is evaluating the impact of SFAS 159 on its consolidated financial position and results of operations.

NOTE C—COMMITMENTS

At June 30, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$61,668
Undisbursed lines of credit	23,906
Letters of credit	2,057

NOTE D—NET INCOME PER SHARE

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

The Company effected a 3-for-2 stock split in 2006 and announced a 3-for-2 stock split on June 19, 2007 to be distributed on July 12, 2007 to shareholders of record as of June 28, 2007. All references in these financial statements to per share results and weighted average common and potential common shares outstanding have been adjusted for the effects of these stock splits.

NOTE D—NET INCOME PER SHARE (Continued)

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	6,889,775	6,512,074	6,867,118	6,500,243
Effect of dilutive stock options	448,861	578,655	468,195	587,246

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,338,636	7,090,729	7,335,313	7,087,489

For the three and six-month periods ended June 30, 2007 and 2006, there were no anti-dilutive stock options.

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through six locations: its main office in the North Hills section of Raleigh, North Carolina; one office in North Raleigh; one office in West Raleigh; one office in Garner, North Carolina; one office serving the Wake Forest area of North Carolina; and one loan production office in Wilmington, North Carolina. Construction is currently underway to open a full service office in Wilmington, North Carolina and an office in downtown Raleigh.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 were $504.7 million compared to $455.5 million at December 31, 2006, an increase of $49.2 million or 10.8%.

Loan production was up a total of $41.2 million or 11.9% for the first six-month period of 2007, increasing $21.6 million in the second quarter of 2007. The growth was primarily in commercial real estate and construction loans, reflecting favorable market conditions particularly in our markets of Wilmington and the Wake Forest area. Investments decreased $1.6 million or 3.8% from $41.9 million at December 31, 2006 as maturing investments were redeployed into the loan portfolio. Federal funds sold were substantially unchanged from December 31, 2006 while cash and due from banks grew $7.1 million or 58.6% from December 31, 2006 due to increased real estate closings through our attorney trust accounts.

The growth in loans was funded by a $50.4 million or 12.5% increase in total deposits from December 31, 2006. A substantial portion of this deposit growth was in noninterest-bearing deposits, which accounted for $22.3 million of the overall increase in total deposits. Interest-bearing savings, money market and interest checking deposits grew $34.1 million or 22.1%, primarily in money market deposits, while higher costing time deposits declined $6.0 million or 4.2% to $136.4 million at June 30, 2007 from $142.5 million at December 31, 2006. The growth in non-interest bearing and money market deposits was the result of continuous efforts to emphasize relationship banking including relationships with attorneys and property management companies. Time deposit growth decreased as we concentrated on building deposit relationships rather than focus only on rate driven deposit products.

We also use borrowings to support balance sheet management and growth. Total borrowings were down $3.2 million or 29.6% to $18.7 million at June 30, 2007 from $21.9 million at December 31, 2006. This decrease was almost entirely in short-term customer repurchase agreements.

Effective May 1, 2007, we extended the lease term on our operations center from September 2007 to April 2017 and also added square footage to expand the operations center. Beginning May 1, 2007, the space was increased by 1,421 square feet and beginning May 1, 2008 we will add another 1,765 square feet. The effect of the revised lease term and additional rental space increased our operating lease obligation to approximately $6.4 million from $3.7 million at December 31, 2006. Also, in May 2007 we purchased 1.73 acres of land for $2.2 million to build a new banking office at our 6200 Falls of Neuse Road location. Construction for the proposed multi-story full-service banking office is expected to begin in late 2008.

Total shareholders’ equity increased $1.7 million or 6.3% from $26.6 million at December 31, 2006 to $28.3 million at June 30, 2007. The increase was provided by net income of $1.6 million and the conversion of 57,749 stock options held by directors and employees into common stock. The exercise of these options contributed $303,000 to our total shareholders’ equity while stock based compensation added $43,000. Other comprehensive loss components decreased shareholders’ equity at June 30, 2007 by $236,000.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2007 and 2006

Net Income. For the three-month period ended June 30, 2007, net income was $846,000 compared to $751,000 for the corresponding three-month period of 2006, representing a 12.6% increase. On a diluted share basis, earnings were $.12 and $.11 per share, respectively, for the three-month period ended June 30, 2007 and 2006.

The increase in earnings was provided by net interest income, which grew $602,000 in the three-month period ended June 30, 2007 compared to the prior year period, driven primarily by higher average loan volumes. This increase in net interest income as well as the $8,000 increase in noninterest income and the $12,000 decrease in loan loss provision partially offset increases of $410,000 and $117,000 in noninterest expense and tax expense, respectively.

Net Interest Income. Interest income for the three-month period ended June 30, 2007 increased $1.6 million or 24.6% over the prior year period. A significant portion (approximately 37%) of the Bank’s earning assets is based on short term rates. The average prime lending rate for the three-month period ended June 30, 2007 was 8.25% compared to an average of 7.90% for the prior year period. The increase in interest rates produced higher loan and other earning asset yields that provided an increase in interest income of approximately $350,000 over the prior year three-month period. Most of the increase in interest income, however, was provided by a higher average of earning assets. Average earning asset volumes increased $67.6 million providing additional interest income of approximately $1.2 million. Of this, $58.6 million and $1.1 million of average volume and interest income, respectively, was attributable to loans.

The increase in interest rates also increased our cost of funds. Repricing of our interest-bearing deposits to reflect market conditions and provide competitive rates increased our interest expense by approximately $343,000 while our increased volume of average interest-bearing deposits contributed additional interest expense of approximately $619,000. Our noninterest-bearing demand deposits grew an average of $5.7 million or 6.6% for the three-month period ended June 30, 2007 compared to the prior year period. Overall, net interest income for the first three-month period of 2007 increased $602,000 or 16.5%, with a net interest margin of 3.88% compared to a net interest margin of 3.94% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Amounts in thousands)			(Amounts in thousands)
Interest-earning assets:
Loans	$371,078	$7,055	7.63%	$312,492	$5,701	7.32%
Investments available for sale	38,162	423	4.45%	44,434	447	4.04%
Fed funds sold	28,322	383	5.42%	11,753	146	4.98%
Other interest-earning assets	2,291	56	9.80%	3,560	59	6.65%

Total interest-earning assets	439,853	7,917	7.22%	372,239	6,353	6.85%

Other assets	17,581			14,900

Total assets	$457,434			$387,139

Interest-bearing liabilities:
Deposits:
NOW & money market	$173,736	1,668	3.85%	$135,356	1,219	3.61%
Savings	1,165	2	0.69%	1,052	2	0.76%
Time deposits over $100	74,555	975	5.25%	52,198	579	4.45%
Other time deposits	62,657	769	4.92%	59,757	594	3.99%
Short-term borrowings	8,332	46	2.21%	14,416	110	3.06%
Long-term debt	11,189	203	7.28%	11,207	197	7.05%

Total interest-bearing liabilities	331,634	3,663	4.43%	273,986	2,701	3.95%

Demand deposits	93,082			87,362
Other liabilities	4,244			2,853
Shareholders’ equity	28,474			22,938

Total liabilities and shareholders’ equity	$457,434			$387,139

Net interest income and interest rate spread		$4,254	2.79%		$3,652	2.90%

Net yield on average interest-earning assets			3.88%			3.94%

Ratio of average interest-earning assets to average interest-bearing liabilities			132.63%			135.86%

Provision for Loan Losses. The provision for loan losses was $211,000 during the three-month period ended June 30, 2007 as compared with $223,000 for the same period in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. One $3,000 loan was charged-off during the three-month period ended June 30, 2007, compared to recoveries of $50,000 and charge-offs of $5,000 recorded during the three-month period ended June 30, 2006. Nonaccrual loans were $98,000 and $14,000, representing ..03% and 0.0% of period end loans, respectively, as of June 30, 2007 and June 30, 2006. We had no restructured loans or other real estate owned at June 30, 2007 or June 30, 2006. The allowance for loan losses was $4.1 million at

June 30, 2007, $4.0 million at December 31, 2006, and $4.2 million at June 30, 2006 representing 1.06%, 1.15% and 1.30%, respectively, of loans outstanding at each date. The allowance for loan losses was decreased to 1.06% at June 30, 2007 due to the elimination of the associated specific Statement of Financial Accounting Standards No. 114 allowance for impaired loans related to the 2007 charged off loans. The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at June 30, 2007.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. As discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, during the second half of 2006, management re-evaluated and implemented improvements to its methodology used to estimate the allowance for loan losses. In evaluating the allowance for loan losses, we prepare a statistically-based analysis of our current loan portfolio through the use of peer statistics utililizing key loan portfolio quality measures such as net losses to average loans, allowance for loan losses to nonaccrual loans and the percentage of loans over 30 days past due. Homogeneous loan groups are assigned risk factors based on estimated risk of inherent loss and on their respective risk ratings. We utilize a system of nine possible risk ratings. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment as detailed in Statement of Financial Accounting Standards No. 114. Other groups of loans based on loan size may be selected for impairment review. We have identified seven qualitative factors that are considered indicators of changes in the level of risk of loss inherent in our loan portfolio. These factors include and consider the risk of payment performance, overall portfolio quality (utilizing weighted average risk rating), general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, interest rate environment, levels of highly leveraged transactions (as defined in Section 365.2 of the FDIC regulations) and levels of construction, development and non-owner occupied commercial real estate lending.

The following is a summary of nonperforming assets at the dates presented:

	June 30, 2007		December 31, 2006		June 30, 2006
	(Dollars in thousands)
Nonaccrual loans	$98		$397		$14
Restructured loans	—		—		—

Total nonperforming loans	98		397		14
Other real estate owned	—		—		—

Total nonperforming assets	$98		$397		$14

Total impaired loans	$667		$397		$14
Accruing loans past due 90 days or more	569		—		—
Allowance for loan losses	4,103		3,983		4,162
Nonperforming loans to period end loans	0.03%		0.11%		0.00%
Allowance for loan losses to period end loans	1.06%		1.15%		1.30%
Nonperforming assets to loans and other real estate owned	0.03%		0.11%		0.00%
Nonperforming assets to total assets	0.02%		0.09%		0.00%
Ratio of allowance for loan losses to nonperforming loans	41.87	x	10.03	x	297.29	x

Noninterest Income. For the three-month period ended June 30, 2007, non-interest income increased $8,000 to $303,000 from $295,000 for the same period in the prior year. Deposit fees and loan fees continued to trend downward, decreasing $3,000 and $24,000, respectively, for the three-month period ended June 30, 2007 compared to the prior year period. Fees from mortgage operations have fallen as overall mortgage loan production has declined due to fewer loan originators compared to the prior year period. Other non-interest income grew $35,000 to $53,000 primarily through annuity sales fees and other fees generated from wealth management services.

Noninterest Expense. Total non-interest expense for the three-month period ended June 30, 2007 was $2.9 million, with salaries and benefits representing the largest expense category at $1.6 million. This compares to total non-interest expense for the three-month period ended June 30, 2006 of $2.5 million with salaries and benefits of $1.3 million. The $241,000 increase in salaries and benefits for the three-month period ended June 30, 2007 is attributable to an overall increase of 18 full time equivalent employees added to staff our new full service office in Wake Forest which opened in August 2006, a new loan production office in Wilmington which opened in April 2006 and other management and support staff added throughout the Bank, compared to the prior year period.

Occupancy and equipment costs increased $100,000 to $475,000 for the three-month period ended June 30, 2007 compared to the same period last year. These costs include the additional lease expense for our new loan production office in Wilmington, a new building lease for our planned downtown office as well as additional lease expense due to expansion in our operations area. Overall, lease expense increased approximately $41,400 over the prior year quarter. General operating costs were also higher due to the opening of the new offices. Additional costs were also incurred as we changed our credit processing to centralized document preparation and the purchase of credit software. Other non-interest expense increased $69,000 during the three-month period ended June 30, 2007 when compared to the prior year period in 2006. This increase is primarily attributable to higher costs associated with outsourced data processing fees, up $24,000, due to an increase in the volume of accounts. FDIC insurance increased $60,500 due to higher regulatory rates initiated in 2007.

Provision for Income Taxes. The effective tax rate for three-month period ended June 30, 2007 was 39.9% compared to 37.3% for the same period ended June 30, 2006.

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2007 and 2006

Net Income. For the six-month period ended June 30, 2007, net income was $1.6 million compared to $1.4 million for the corresponding period in 2006, representing a 7.8% increase. On a diluted share basis, earnings were $.21 and $.20 per share, respectively, for the six-month period ended June 30, 2007 and 2006.

The increase in earnings was provided by net interest income, which grew $1.1 million in the six-month period ended June 30, 2007 compared to the prior year period, driven primarily by higher average loan volumes. The increase in net interest income absorbed increases in provision for loan losses of $46,000, noninterest expense of $792,000, income taxes of $142,000, as well as a decrease of $27,000 in noninterest income.

Net Interest Income. Interest income for the six-month period ended June 30, 2007 increased $3.2 million over the prior year period. The average prime lending rate for the six-month period ended June 30, 2007 was 59 basis points higher compared to an average of 7.66% for the prior year period. The increase in interest rates produced higher loan and other earning asset yields providing additional interest income of approximately $907,000 over the prior year six-month period. However, higher average loan volume attributed for most of the increase in interest income. Average loan volume increased $60.1 million providing additional interest income of approximately $2.2 million.

The increase in interest rates also increased our cost of funds. Repricing of our interest-bearing deposits to reflect market conditions and provide competitive rates increased our interest expense by approximately $978,000 while our increase in volume of average interest-bearing deposits contributed additional interest expense of approximately $1.2 million. Our noninterest-bearing demand deposits grew an average of $6.5 million for the six-month period ended June 30, 2007 compared to the prior year period. Overall, net interest income for the first six-month period of 2007 increased $1.1 million or 15.7% with a net interest margin of 3.86% compared to a net interest margin of 3.93% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Amounts in thousands)			(Amounts in thousands)
Interest-earning assets:
Loans	$364,921	$13,817	7.64%	$304,796	$10,907	7.22%
Investments available for sale	39,355	869	4.45%	43,645	851	3.93%
Fed funds sold	24,966	670	5.41%	13,372	319	4.81%
Other interest-earning assets	2,370	109	9.27%	4,394	141	6.47%

Total interest-earning assets	431,612	15,465	7.23%	366,207	12,218	6.73%

Other assets	17,303			13,760

Total assets	$448,915			$379,967

Interest-bearing liabilities:
Deposits:
NOW & money market	$166,548	3,194	3.87%	$135,131	2,252	3.36%
Savings	1,164	3	0.52%	1,122	4	0.72%
Time deposits over $100	75,085	1,945	5.22%	51,624	1,113	4.35%
Other time deposits	64,176	1,561	4.91%	60,985	1,172	3.88%
Short-term borrowings	8,750	98	2.26%	11,842	162	2.76%
Long-term debt	11,191	405	7.30%	11,210	375	6.75%

Total interest-bearing liabilities	326,914	7,206	4.45%	271,914	5,078	3.77%

Demand deposits	89,378			82,847
Other liabilities	4,656			2,700
Shareholders’ equity	27,967			22,506

Total liabilities and shareholders’ equity	$448,915			$379,967

Net interest income and interest rate spread		$8,259	2.78%		$7,140	2.96%

Net yield on average interest-earning assets			3.86%			3.93%

Ratio of average interest-earning assets to average interest-bearing liabilities			132.03%			134.68%

Provision for Loan Losses. The provision for loan losses was $422,000 during the six-month period ended June 30, 2007 as compared with $376,000 for the same period in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. One $299,000 loan and one $3,000 loan were charged-off during the six-month period ended June 30, 2007. Due to the level of the allowance specific to these loans of approximately $194,000, these charge-offs were the primary factor resulting in the decrease in the level of the allowance relative to gross loans of nine basis points to 1.06% as of June 30, 2007. By comparison, recoveries of $113,000 and charge-offs of $5,000 were recorded during the six-month period ended June 30, 2006.

Noninterest Income. For the six-month period ended June 30, 2007, non-interest income decreased $27,000 or 4.7% to $553,000 from $580,000 for the same period in the prior year. Deposit fees and loan fees continued to trend downward, decreasing $20,000 and $67,000, respectively, for the six-month period ended June 30, 2007 compared to the prior year period. Fees from mortgage operations have fallen as overall mortgage loan production has declined due to fewer loan originators compared to the prior year period. A restructuring of our mortgage loan performance standards during 2006 decreased the number of our loan originators. Other non-interest income grew $60,000 to $90,000 primarily through annuity sales fees and other fees generated from wealth management services.

Noninterest Expense. Total non-interest expense for the six-month period ended June 30, 2007 was $5.8 million, an increase of $792,000 or 15.7% over the prior year period. Salaries and benefits of $3.1 million, representing the largest expense category, were up $378,000 or 13.9% for the same time periods.

Salaries and benefits for the six-month period ended June 30, 2007 were up due to an overall increase of 18 full time equivalent employees added to staff our new full service office in Wake Forest which opened in August 2006, a new loan production office in Wilmington which opened in April 2006 and other management and support staff added throughout the Bank, compared to the prior year period.

The opening of our Wake Forest full service office and Wilmington loan production office also contributed to the increase in occupancy and equipment and other general operating costs. In total, occupancy and equipment expense increased $184,000 or 24.5% to $936,000 for the six-month period ended June 30, 2007 compared to the same period last year. Building lease expense increased approximately $78,800 of which $42,000 was for our planned downtown office. We also incurred increased expenses as we changed our credit processing to centralized document preparation, which required the purchase of credit software. In total, other non-interest expense increased $230,000 during the six-month period ended June 30, 2007 when compared to the prior year period in 2006. In addition to overall higher operating costs due to the opening of new offices, higher costs associated with outsourced data processing fees were up $55,000, due to increase volume in accounts, and increased FDIC insurance and state regulatory assessments were up $138,000 due to higher regulatory rate requirements.

Provision for Income Taxes. The effective tax rate for three-month period ended June 30, 2007 was 39.0% compared to 37.2% for the same period ended June 30, 2006.

Liquidity and Capital Resources

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $105.4 million in liquid assets, consisting of cash and cash equivalents and investment securities, at June 30, 2007, compared with $99.4 million at December 31, 2006. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with our equity capital, represented 95.2% of total assets at June 30, 2007. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at June 30, 2007 is adequate to meet our operating needs.

At June 30, 2007, our equity to assets ratio was 5.6%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 7.92%, 9.04% and 10.06%, respectively. At June 30, 2007, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations and we also were considered to be well capitalized at the same date.

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

Item 4T. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 3, 2007. The following matters were voted on at the meeting:

Proposal 1: To elect six Class I Directors for three-year terms until the Annual Meeting of Shareholders in 2010. Votes for each nominee were as follows:

Name	For	Withheld
Forrest H. Ball	2,825,412	8,271

C. Thomas Hendrickson	2,825,412	8,271

Honorable Burley B. Mitchell, Jr.	2,825,412	8,271

Barry W. Partlo	2,825,412	8,271

Nutan T. Shah	2,825,412	8,271

George C. Venters, M.D.	2,825,412	8,271

The following directors continued in office after the meeting: Larry D. Barbour, Charles T. Francis, Ambassador Jeanette W. Hyde, Brig. Gen. (Retired) Gary H. Pendleton, Fred J. Smith, Jr., James C. Branch, Glenn E. Futrell, J. Keith Keener, M.D., W. Harold (Hal) Perry and Jack M. Stancil.

Proposal 2: To amend our Articles of Incorporation to decrease the par value of our common stock from $1.00 per share to no par value per share.

For	Against	Abstain
2,786,912	21,797	30,487

Proposal 3: To amend the 2003 Stock Plan to increase the number of shares of common stock available thereunder by 350,000 shares.

For	Against	Abstain
2,766,346	49,761	17,576

Proposal 4: To ratify the appointment of Dixon Hughes PLLC, Raleigh, North Carolina, as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain
2,826,511	0	7,172

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: August 14, 2007	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer