Form 10-Q
period 2007-09-30
NORTH STATE BANCORP
filed 2007-11-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

As of November 9, 2007, 6,971,926 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006*
	(Amounts in thousands)
ASSETS

Cash and due from banks	$9,931	$12,189
Interest-earning deposits with banks	1,123	1,249
Federal funds sold	15,533	44,059
Investment securities available for sale, at fair value	37,950	41,932

Loans	412,893	345,943
Less allowance for loan losses	(4,358)	(3,983)

NET LOANS	408,535	341,960

Accrued interest receivable	1,972	1,754
Stock in the Federal Home Loan Bank of Atlanta, at cost	993	939
Premises and equipment, net	9,956	7,810
Other assets	4,132	3,585

TOTAL ASSETS	$490,125	$455,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$95,206	$105,228
Savings, money market and NOW	199,115	154,400
Time deposits	139,933	142,450

TOTAL DEPOSITS	434,254	402,078

Accrued interest payable	2,446	2,297
Short-term borrowings	8,388	10,670
Long-term debt	11,181	11,196
Accrued expenses and other liabilities	3,537	2,639

TOTAL LIABILITIES	459,806	428,880

Commitments (Note C)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value as of May 9, 2007; prior to May 9, 2007 $1 par value; 10,000,000 shares authorized 6,971,826 and 4,542,061 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	19,461	4,542
Additional paid-in capital	—	14,002
Retained earnings	10,830	8,344
Accumulated other comprehensive income (loss)	28	(291)

TOTAL SHAREHOLDERS’ EQUITY	30,319	26,597

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$490,125	$455,477

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$7,655	$6,132	$21,472	$17,039
Investments	451	434	1,320	1,285
Federal funds sold and interest-earning deposits	309	342	1,088	802

TOTAL INTEREST INCOME	8,415	6,908	23,880	19,126

INTEREST EXPENSE
Money market, NOW and savings deposits	1,891	1,477	5,088	3,733
Time deposits	1,786	1,333	5,292	3,618
Short-term borrowings	51	59	149	221
Long-term debt	205	203	610	578

TOTAL INTEREST EXPENSE	3,933	3,072	11,139	8,150

NET INTEREST INCOME	4,482	3,836	12,741	10,976

PROVISION FOR LOAN LOSSES	255	85	677	461

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,227	3,751	12,064	10,515

NON-INTEREST INCOME
Fees from mortgage operations	72	59	181	235
Service charges and fees on deposit accounts	174	192	528	566
Other	47	22	137	52

TOTAL NON-INTEREST INCOME	293	273	846	853

NON-INTEREST EXPENSE
Salaries and employee benefits	1,765	1,330	4,859	4,046
Occupancy and equipment	462	414	1,398	1,166
Professional fees	88	84	207	179
Postage, printing and office supplies	36	41	123	105
Data processing and other outsourced services	191	140	498	392
Advertising	62	73	165	170
Other	411	556	1,606	1,629

TOTAL NON-INTEREST EXPENSE	3,015	2,638	8,856	7,687

INCOME BEFORE INCOME TAXES	1,505	1,386	4,054	3,681
INCOME TAXES	573	516	1,568	1,369

NET INCOME	$932	$870	$2,486	$2,312

NET INCOME PER COMMON SHARE
Basic	$.13	$.13	$.36	$.35

Diluted	$.13	$.12	$.34	$.33

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,960,806	6,653,019	6,898,691	6,551,729

Diluted	7,326,126	7,171,731	7,295,443	7,120,946

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$932	$870	$2,486	$2,312

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	482	332	262	119
Tax effect	(186)	(126)	(101)	(45)

Net of tax amount	296	206	161	74

Cash flow hedging activities:

Unrealized holding gains	422	—	245	—
Tax effect	(163)	—	(87)	—

Net of tax amount	259	—	158	—

Total other comprehensive income	555	206	319	74

Comprehensive income	$1,487	$1,076	$2,805	$2,386

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated Other comprehensive	Total shareholders'
	Shares	Amount	capital	earnings	income (loss)	equity
	(Amounts in thousands, except share data)
Balance at December 31, 2006	4,542,061	$4,542	$14,002	$8,344	$(291)	$26,597

Net income	—	—	—	2,486	—	2,486
Other comprehensive income, net of tax	—	—	—	—	319	319
Stock based compensation	—	75	—	—	—	75
Stock options exercised for $1 par value common stock including tax benefit of $ 67	56,749	124	175	—	—	299
Change in par value of common stock	—	14,177	(14,177)	—	—	—
Stock options exercised for no par value common stock	1,000	4	—	—	—	4
3-for-2 stock split	2,300,561	—	—	—	—	—
Stock options exercised for no par value post stock split including tax benefit of $ 342	71,455	539	—	—	—	539

Balance at September 30, 2007	6,971,826	$19,461	$—	$10,830	$28	$30,319

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,486	$2,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	467	385
Net (accretion) amortization of premiums and discounts on investment securities	(13)	27
Provision for loan losses	677	461
Stock based compensation	75	43
Change in assets and liabilities:
Increase in accrued interest receivable	(218)	(224)
Increase in other assets	(490)	(390)
Increase in accrued interest payable	149	448
Increase (decrease) in accrued expenses and other liabilities	898	(248)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,031	2,814

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(7,187)	(8,693)
Proceeds from maturities and repayments of investment securities available for sale	11,444	8,744
Purchases of premises and equipment	(2,613)	(2,136)
Net increase in loans	(67,252)	(33,021)
Purchase of Federal Home Loan Bank Stock	(54)	(295)

NET CASH USED BY INVESTING ACTIVITIES	(65,662)	(35,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	32,176	59,431
Net decrease in short-term borrowings	(2,282)	(2,239)
Exercise of stock options	433	1,128
Excess tax benefits from exercise of stock options	409	845
Net decrease in long-term debt	(15)	(14)

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,721	59,151

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,910)	26,564
CASH AND CASH EQUIVALENTS, BEGINNING	57,497	40,720

CASH AND CASH EQUIVALENTS, ENDING	$26,587	$67,284

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 Annual Report on Form 10-KSB for the year ended December 31, 2006. This quarterly report should be read in conjunction with the Annual Report.

At our annual meeting on May 3, 2007, shareholders approved the amendment of our Articles of Incorporation to decrease the par value of our common stock from $1.00 per share to no par value per share, which amendment was effective on May 9, 2007.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

The Company and its wholly-owned subsidiary the Bank are subject to U.S. federal income tax and North Carolina income tax. The Company’s primary business is the ownership and operation of the Bank. The Company’s 2003 through 2006 U.S. federal income tax returns remain open for examination by the Internal Revenue Service. The Company’s North Carolina state income tax returns remain open for the tax years 2003 through 2006 for examination by the North Carolina Department of Revenue. As of September 30, 2007, no authorities had commenced income tax examinations.

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The Company adopted the provisions of FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), effective January 1, 2007. The adoption of the provisions of SFAS 155 had no effect on the Company’s consolidated financial position or results of operations.

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

NOTE C - COMMITMENTS

At September 30, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$64,053
Undisbursed lines of credit	27,474
Letters of credit	2,238

NOTE D - NET INCOME PER SHARE

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

The Company effected 3-for-2 stock splits in both 2006 and the second quarter of 2007. All references in these financial statements to per share results and weighted average common and potential common shares outstanding have been adjusted for the effects of these stock splits.

NOTE D - NET INCOME PER SHARE (Continued)

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	6,960,806	6,653,019	6,898,691	6,551,729
Effect of dilutive stock options	365,320	518,712	396,752	569,217

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,326,126	7,171,731	7,295,443	7,120,946

For the three and nine-month periods ended September 30, 2007 and 2006, there were no anti-dilutive stock options.

NOTE E - STOCK OPTION PLANS

During 2000, the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the Bank’s holding company reorganization. In 2003, the Company adopted, with shareholder approval, the 2003 Stock Plan. The 2003 Stock Plan replaced the two prior plans. All shares available for issuance under the prior plans, plus any shares covered by outstanding options that are forfeited under the prior plans, were transferred to the 2003 Plan. An aggregate of 1,239,827 shares of the Company’s common stock was initially reserved for options under the stock option plans. Certain of the options granted to directors in 2000 vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the Company’s stock price. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

Estimated fair value of options granted during the three-month period ended September 30, 2007	$10.74

Assumptions in estimating option values:
Risk-free interest rate	4.45%
Dividend yield	0.00%
Volatility	41.67%
Expected life	10.01years

A summary of option activity under the stock option plans as of September 30, 2007 and changes during the nine-month period ended September 30, 2007 is presented below:

NOTE E - STOCK OPTION PLANS (Continued)

	Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding at December 31, 2006	724,314	$3.35	4.24 years	$9,165
Granted	35,500	17.87
Exercised	158,079	2.74
Forfeited	1,180	5.15
Expired	—	—

Outstanding at September 30, 2007	600,555	$4.36	4.02 years	$7,501

Exercisable at September 30, 2007	498,029	$2.97		$6,913

For the nine-month period ended September 30, 2007 the intrinsic value of options exercised was approximately $1.2 million. During the three-month period ended September 30, 2007, 35,500 shares were granted, and no shares were granted during the first six months of 2007. The fair value of options vested during the nine month period was approximately $75,000. As of September 30, 2007, approximately $575,000 of share-based compensation expense remained to be recognized over a weighted average period of 2.97 years.

Cash received from option exercises under share-based payment arrangements for the nine-month period ended September 30, 2007 was approximately $433,000. A tax benefit of approximately $409,000 was realized for tax deductions from option exercise of the share-based payment arrangements during the nine-month period ended September 30, 2007.

NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates the Company utilizes a stand-alone derivative financial instrument, in the form of an interest rate floor (a purchased option), in its asset/liability management program. The transaction involves both credit and market risk and provides payments to the Company in the event interest rates decrease below levels provided in the agreement. The effective portion of change in the fair value of the derivative instrument is reflected on the Company’s consolidated balance sheets as a derivative asset and other comprehensive income. On a quarterly basis, the Company performs prospective and retrospective effectiveness assessments and measure ineffectiveness by comparing the actual option with a hypothetically perfect option. Hedge ineffectiveness at September 30, 2007 was insignificant. The cash flow hedge is consistent with the Company’s risk management objective and strategy to reduce its exposure to decreases in cash flows relating to interest receipts on its prime-based variable-rate loans.

At September 30, 2007 the information pertaining to the outstanding interest rate floor (purchased option) agreement is as follows:

September 30, 2007
(Amounts in thousands)
Notional amount	$50,000
Fair Value	531
Unrealized gain relating to interest rate floor, net of tax	121

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 were $490.1 million compared to $455.5 million at December 31, 2006, an increase of $34.6 million or 7.6%.

Loan production was up a total of $67.0 million or 19.4% over December 31, 2006. The growth was primarily in commercial real estate and construction loans reflecting favorable market conditions in our markets during the period. Our loan production office in the Wilmington market, which opened in the second quarter of 2006, provided approximately 40% of the growth in commercial real estate loans and construction loans from December 31, 2006 to September 30, 2007. The Company has no exposure in sub-prime mortgages. Investments decreased $4.0 million or 9.5% from $41.9 million at December 31, 2006 as maturing investments were redeployed into the loan portfolio. Federal funds sold decreased $28.5 million, also declining as a result of loan growth. Cash and due from banks decreased $2.3 million from December 31, 2006.

Our loan growth was funded with increased deposit funds, up $32.2 million or 8.0% from December 31, 2006 as well as by reducing and redeploying Federal funds sold and investment securities. After strong growth in noninterest-bearing deposits during the first half of the year, compared to December 31, 2006, noninterest-bearing demand deposits decreased $10.0 million or 9.5% to $95.2 million. Since June 30, 2007 the decline in these core deposits reflects the slow down in real estate closings due to an easing of property sales with our attorney customers. Interest-bearing savings, money market and interest checking deposits grew $44.7 million or 29.0% to $199.1 million at September 30, 2007 from December 31, 2006, primarily in money market deposits. Our growth in these deposits is a result of our continuous efforts to emphasize relationship banking with our customers. Time deposits declined slightly, $2.5 million, from December 31, 2006 to $139.9 million.

We also use borrowings to support balance sheet management and growth. Total borrowings were down $2.3 million or 10.5% to $19.6 million at September 30, 2007 from $21.9 million at December 31, 2006. This decrease was almost entirely in short-term customer repurchase agreements.

Effective May 1, 2007, we extended the lease term on our operations center from September 2007 to April 2017 and also added square footage to expand the operations center. Beginning May 1, 2007, the space was increased by 1,421 square feet and beginning May 1, 2008 we will add another 1,765 square feet. The effect of the revised lease term and additional rental space increased our total future operating lease payments to approximately $6.4 million from $3.7 million at December 31, 2006. Also, in May 2007 we purchased 1.73 acres of land for $2.2 million to build a new banking office at our 6200 Falls of Neuse Road location. Construction for the proposed multi-story full-service banking office is expected to begin in the second quarter of 2008.

Total shareholders’ equity increased $3.7 million or 14.0% from $26.6 million at December 31, 2006 to $30.3 million at September 30, 2007. The increase was provided by net income of $2.5 million and the conversion of 158,079 stock options held by directors and employees into common stock. The exercise of these options contributed $842,000 to our total shareholders’ equity while stock based compensation added $75,000. Other comprehensive income components increased shareholders’ equity at September 30, 2007 by $319,000.

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2007 and 2006

Net Income. For the three-month period ended September 30, 2007, net income was $932,000 compared to $870,000 for the corresponding three-month period of 2006, representing a 7.1% increase. On a diluted share basis, earnings were $.13 and $.12 per share, respectively, for the three-month periods ended September 30, 2007 and 2006.

The increase in earnings was provided primarily by net interest income, which grew $646,000 in the three-month period ended September 30, 2007 compared to the prior year period, driven primarily by higher average loan volumes. The additional net interest income absorbed increased costs for loan loss provision, up $170,000 and increased noninterest expense up $377,000, primarily in additional personnel costs.

Net Interest Income. Interest income for the three-month period ended September 30, 2007 increased $1.5 million or 21.8% over the prior year period. The increase in interest income was provided substantially by higher levels of average earning assets. Average earning asset volumes increased $69.0 million, providing additional interest income of approximately $1.4 million, almost entirely attributable to loan growth.

Correspondingly, the $861,000 increase in interest expense was primarily due to increased volumes of average interest-bearing deposits and flat growth in average noninterest-bearing deposits. Most of the growth in average interest-bearing deposits occurred in money market and time deposits over $100,000, increasing $43.0 million and $23.0 million, respectively, resulting in increased interest expense of approximately $426,000 and $291,000, respectively. Repricing of our interest-bearing deposits to reflect market conditions and provide competitive rates increased our interest expense by approximately $148,000. Although our average noninterest-bearing demand deposits were flat at $90.5 million for the third quarter, these deposits provided low cost funding of our earning assets. Overall, net interest income for the three-month period ended September 30, 2007 increased $646,000 or 16.8%, with a net interest margin of 3.88% compared to a net interest margin of 3.91% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Amounts in thousands)			(Amounts in thousands)
Interest-earning assets:
Loans	$398,135	$7,655	7.63%	$323,796	$6,132	7.51%
Investments available for sale	38,637	451	4.63%	41,497	434	4.15%
Fed funds sold	18,963	249	5.21%	21,562	297	5.46%
Other interest-earning assets	2,192	60	10.86%	2,088	45	8.55%

Total interest-earning assets	457,927	8,415	7.29%	388,943	6,908	7.05%

Other assets	19,888			16,356

Total assets	$477,815			$405,299

Interest-bearing liabilities:
Deposits:
NOW & money market	$191,124	1,888	3.92%	$148,128	1,475	3.95%
Savings	1,431	3	0.83%	1,042	2	0.76%
Time deposits over $100,000	78,355	1,037	5.25%	55,387	669	4.79%
Other time deposits	61,013	749	4.87%	60,721	664	4.34%
Short-term borrowings	8,806	51	2.30%	10,142	59	2.31%
Long-term debt	11,182	205	7.27%	11,204	203	7.19%

Total interest-bearing liabilities	351,911	3,933	4.43%	286,624	3,072	4.25%

Demand deposits	90,500			90,841
Other liabilities	5,740			3,494
Shareholders’ equity	29,664			24,340

Total liabilities and shareholders’ equity	$477,815			$405,299

Net interest income and interest rate spread		$4,482	2.86%		$3,836	2.79%

Net yield on average interest-earning assets			3.88%			3.91%

Ratio of average interest-earning assets to average interest-bearing liabilities			130.13%			135.70%

Provision for Loan Losses. The provision for loan losses was $255,000 during the three-month period ended September 30, 2007 as compared with $85,000 for the same period in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. There were no significant charge-offs or recoveries recorded during the three-month periods ended September 30, 2007 or 2006. Nonaccrual loans were $141,000 and $397,000 respectively, representing .03% and .11% of period end loans as of September 30, 2007 and December 31, 2006. There were no loans on nonaccrual status as of September 30, 2006. We had no restructured loans or other real estate owned at September 30, 2007, December 31, 2006 or September 30, 2006. The

allowance for loan losses was $4.4 million at September 30, 2007, $4.0 million at December 31, 2006, and $4.2 million at September 30, 2006 representing 1.06%, 1.15% and 1.30%, respectively, of loans outstanding at each date. The decrease in the level of the allowance relative to gross loans to 1.06% at September 30, 2007 is largely due to the elimination of the specific allowance related to loans charged off during the first six months of 2007, approximately $194,000. The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at September 30, 2007.

Management determines the adequacy of our allowance for loan losses based on a number of factors including reviewing and evaluating our loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. As discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, during the second half of 2006, management re-evaluated and implemented improvements to its methodology used to estimate the allowance for loan losses. In evaluating the allowance for loan losses, we prepare a statistically-based analysis of our current loan portfolio through the use of peer statistics utililizing key loan portfolio quality measures such as net losses to average loans, allowance for loan losses to nonaccrual loans and the percentage of loans over 30 days past due. Commercial loans grouped by risk rating and consumer loans grouped by general loan types are assigned risk factors based on estimated risk of inherent loss and on their respective risk ratings. We utilize a system of nine possible risk ratings. All loans risk rated “doubtful” and “loss” are removed from their loan group and individually analyzed for impairment as detailed in Statement of Financial Accounting Standards No. 114. Other groups of loans based on loan size may be selected for impairment review. We have identified seven qualitative factors that are considered indicators of changes in the level of risk of loss inherent in our loan portfolio. These factors include and consider the risk of payment performance, overall portfolio quality (utilizing weighted average risk rating), general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, interest rate environment, levels of highly leveraged transactions (as defined in Section 365.2 of the FDIC regulations) and levels of construction, development and non-owner occupied commercial real estate lending.

The following is a summary of nonperforming assets at the dates presented:

	September 30, 2007		December 31, 2006		September 30, 2006
	(Amounts in thousands)
Nonaccrual loans	$141		$397		$—
Restructured loans	—		—		—

Total nonperforming loans	141		397		—
Other real estate owned	—		—		—

Total nonperforming assets	$141		$397		$—

Other impaired loans	$257		$242		$—
Accruing loans past due 90 days or more	580		—		—
Allowance for loan losses	4,358		3,983		4,247
Nonperforming loans to period end loans	0.03%		0.11%		0.00%
Allowance for loan losses to period end loans	1.06%		1.15%		1.30%
Nonperforming assets to loans and other real estate owned	0.03%		0.11%		0.00%
Nonperforming assets to total assets	0.03%		0.09%		0.00%
Ratio of allowance for loan losses to nonperforming loans	30.91	x	10.03	x	n/a	x

Noninterest Income. For the three-month period ended September 30, 2007, non-interest income increased $20,000 to $293,000 from $273,000 for the same period in the prior year. Deposit fees and other fees decreased $18,000 for the three-month period ended September 30, 2007 compared to the prior year period due to lower rates resulting from increased competition. Fees from mortgage operations increased $13,000 as overall mortgage loan production increased compared to the prior year period due to market conditions and changes in performance standards for our mortgage loan originators. Other non-interest income grew $25,000 to $47,000 primarily through annuity sales fees and other fees generated from wealth management services.

Noninterest Expense. Total non-interest expense for the three-month period ended September 30, 2007 was $3.0 million, with salaries and benefits representing the largest expense category at $1.8 million. This compares to total non-interest expense for the three-month period ended September 30, 2006 of $2.6 million with salaries and benefits of $1.3 million. The $435,000 increase in salaries and benefits for the three-month period ended September 30, 2007 is attributable to an overall increase of 14 full time equivalent employees. We hired additional staff in 2007 for our new full service office in Wilmington and our new loan production office in downtown Raleigh, both anticipated opening in late in 2007. Other management and support staff also were added throughout the Bank during 2007 compared to the prior year period.

Occupancy and equipment costs increased $48,000 to $462,000 for the three-month period ended September 30, 2007 compared to the same period last year. These costs include the additional lease expense for our planned new loan production office in downtown Raleigh as well as additional lease expense due to expansion in our operations area. Overall, lease expense increased approximately $43,000 over the prior year three-month period. Other non-interest expenses decreased $106,000 during the three-month period ended September 30, 2007 when compared to the prior year period in 2006. A decision by our board of directors to waive their equity compensation for fiscal 2007 was approved during September 2007, resulting in a decrease in directors fees of $227,000 for the three-month period ended September 30, 2007 compared to the prior year period. Outsourced data processing fees were up $51,000 due to an increase in the volume of accounts. FDIC insurance increased $63,500 due to higher regulatory rates initiated in 2007.

Provision for Income Taxes. The effective tax rate for the three-month period ended September 30, 2007 was 38.1% compared to 37.2% for the same period ended September 30, 2006.

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2007 and 2006

Net Income. For the nine-month period ended September 30, 2007, net income was $2.5 million compared to $2.3 million for the corresponding period in 2006, representing a 7.5% increase. On a diluted share basis, earnings were $.34 and $.33 per share, respectively, for the nine-month period ended September 30, 2007 and 2006.

The increase in earnings was provided by net interest income, which grew $1.8 million in the nine-month period ended September 30, 2007 compared to the prior year period, driven primarily by higher average loan volumes. The increase in net interest income absorbed increases in provision for loan losses of $216,000, noninterest expense of $1.2 million, income taxes of $199,000, as well as a decrease of $7,000 in noninterest income.

Net Interest Income. Interest income for the nine-month period ended September 30, 2007 increased $4.8 million over the prior year period. Most of the increase in interest income is attributable to higher average loan volume. Average loan volume increased $64.9 million providing additional interest income of approximately $3.6 million. Additionally, higher loan yields provided approximately $800,000 of interest income. The average prime lending rate for the nine-month period ended September 30, 2007 was approximately 36 basis points higher than the average of 7.86% for the prior year period. The increase in interest rates produced higher loan and other earning asset yields providing overall additional interest income of approximately $1.1 million over the prior year nine-month period.

Higher interest rates also increased our cost of funds. Repricing of our interest-bearing deposits to reflect market conditions and provide competitive rates increased our interest expense by approximately $1.1 million while our $58.5 million increase in volume of average interest-bearing deposits contributed additional interest expense of approximately $1.9 million. Our noninterest-bearing demand deposits grew an average of $4.2 million for the nine-month period ended September 30, 2007 compared to the prior year period. Overall, net interest income for the first nine-month period of 2007 increased $1.8 million or 16.1% with a net interest margin of 3.87% compared to a net interest margin of 3.93% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$376,114	$21,472	7.63%	$311,199	$17,039	7.32%
Investments available for sale	39,113	1,320	4.51%	42,921	1,285	4.00%
Fed funds sold	22,943	919	5.36%	16,132	616	5.11%
Other interest-earning assets	2,310	169	9.78%	3,617	186	6.88%

Total interest-earning assets	440,480	23,880	7.25%	373,869	19,126	6.84%

Other assets	18,174			14,635

Total assets	$458,654			$388,504

Interest-bearing liabilities:
Deposits:
NOW & money market	$174,830	5,082	3.89%	$139,511	3,727	3.57%
Savings	1,254	6	0.64%	1,095	6	0.73%
Time deposits over $100,000	76,187	2,982	5.23%	52,892	1,782	4.50%
Other time deposits	63,110	2,310	4.89%	60,896	1,836	4.03%
Short-term borrowings	8,769	149	2.27%	11,269	221	2.62%
Long-term debt	11,188	610	7.29%	11,208	578	6.89%

Total interest-bearing liabilities	335,338	11,139	4.44%	276,871	8,150	3.94%

Demand deposits	89,756			85,541
Other liabilities	5,021			2,968
Shareholders’ equity	28,539			23,124

Total liabilities and shareholders’ equity	$458,654			$388,504

Net interest income and interest rate spread		$12,741	2.81%		$10,976	2.90%

Net yield on average interest-earning assets			3.87%			3.93%

Ratio of average interest-earning assets to average interest-bearing liabilities			131.35%			135.03%

Provision for Loan Losses. The provision for loan losses was $677,000 during the nine-month period ended September 30, 2007 as compared with $461,000 for the same period in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. Loans of $299,000, $2,500 and $300 were charged-off during the first nine-months of 2007. Due to the level of the allowance specific to these charged off loans of approximately $194,000, these charge-offs were the primary factor resulting in the decrease in the level of the allowance relative to gross loans to 1.06% as of September 30, 2007 compared to 1.30% as of September 30, 2006 and 1.15% as of December 31, 2006. By comparison, recoveries of $113,000 and charge-offs of $5,000 were recorded during the nine-month period ended September 30, 2006.

Noninterest Income. For the nine-month period ended September 30, 2007, non-interest income decreased $7,000 to $846,000 from $853,000 for the same period in the prior year. Deposit and other fees and fees from mortgage operations continued to trend downward, decreasing $38,000 and $54,000, respectively, for the nine-month period ended September 30, 2007 compared to the prior year period. Lower rates due to increased competition have resulted in lower deposit fees and credit card fees. Fees from mortgage operations fell year-to-date as a result of an overall decline in mortgage loan production due to fewer loan originators compared to the prior year period, however, loan production and corresponding fees improved for the three-month period ended September 30, 2007. Other non-interest income grew $85,000 to $137,000 primarily through annuity sales fees and other fees generated from wealth management services.

Noninterest Expense. Total non-interest expense for the nine-month period ended September 30, 2007 was $8.9 million, an increase of $1.2 million or 15.2% over the prior year period. Salaries and benefits of $4.9 million, representing the largest expense category, were up $813,000 or 20.1% for the same period. Salaries and benefits were up due to an overall increase of 14 full time equivalent employees. During 2007 we hired staff for the anticipated opening of our full service office in Wilmington and our loan production office in downtown Raleigh, both anticipated to open in late 2007. Other management and support also were added throughout the Bank, compared to the prior year period.

Expenses related to the anticipated openings of our full service office in Wilmington and loan production office in downtown Raleigh also contributed to the increase in occupancy and equipment and other general operating costs. In total, occupancy and equipment expense increased $232,000 or 19.9% to $1.4 million for the nine-month period ended September 30, 2007 compared to the same period last year. Building lease expense increased approximately $122,000 of which approximately $70,000 was for our planned downtown office. We also incurred increased expenses as we changed our credit processing to centralized document preparation, which required the purchase of credit software. In addition to overall higher operating costs due to the planned opening of new offices, the other noninterest expenses were higher due to costs associated with outsourced data processing fees, up $106,000, due to increased volume in accounts, and to FDIC insurance and state regulatory assessments which increased $184,000 due to higher regulatory rate requirements. In September 2007, our board of directors waived their equity compensation for fiscal 2007 resulting in a decrease in directors fees of $231,000 for the nine-month period ended September 30, 2007 compared to the prior year period. In total, other non-interest expense increased $124,000 during the nine-month period ended September 30, 2007 compared to the prior year period in 2006.

Provision for Income Taxes. The effective tax rate for nine-month period ended September 30, 2007 was 38.7% compared to 37.2% for the same period ended September 30, 2006.

Liquidity and Capital Resources

To ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, we must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from our ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. We had $64.5 million in liquid assets, consisting of cash and cash equivalents and investment securities, at September 30, 2007, compared with $99.4 million at December 31, 2006. Liability liquidity is provided by our ability to attract and retain deposits and from lines of credit with correspondent banks. The primary source of liquidity is our customer base, which provides our core deposits. Our deposits, together with our equity capital, represented 94.8% of total assets at September 30, 2007. We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at September 30, 2007 is adequate to meet our operating needs.

At September 30, 2007, our equity to assets ratio was 6.2%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 8.14%, 9.28% and 10.32%, respectively. At September 30, 2007, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

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

NORTH STATE BANCORP

Date: November 14, 2007	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer