Form 10-K
period 2007-12-31
NORTH STATE BANCORP
filed 2008-03-28
CIK 1175029

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2007

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

(919) 787-9696

(Issuer’s telephone number)

Securities Registered under Section 12(b) of the Act: None

Securities Registered under Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, No Par Value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

The aggregate market value of the common stock held by non-affiliates was $62.1 million as of June 30, 2007, based on the average bid and ask price of the common stock as quoted on the over-the-counter Bulletin Board on that day.

As of March 7, 2008, the registrant had outstanding 7,157,747 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2008 Annual Meeting of Shareholders to be held on May 29, 2008 to be mailed to shareholders within 120 days of December 31, 2007 are incorporated by reference into Part III of this report.

NORTH STATE BANCORP

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one corporate subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the Bank’s holding company reorganization. Our primary business is the ownership and operation of North State Bank. We also have three trust subsidiaries that we established to issue trust preferred securities and an approximately 5.6% equity interest in a title insurance agency.

North State Bank was incorporated under the laws of the State of North Carolina in May 2000 and opened for business on June 1, 2000. The Bank is not a member of the Federal Reserve System. Our main office and that of the Bank is located at 4270 The Circle at North Hills, Raleigh, North Carolina. The Bank also operates offices at 6200 Falls of Neuse Road in north Raleigh, 2413 Blue Ridge Road in west Raleigh, 14091 New Falls of Neuse Road in Raleigh, 835 Highway 70 West in Garner, North Carolina, 16 West Martin Street in downtown Raleigh and a loan production office at 1908 Eastwood Road in Wilmington, North Carolina which was replaced by a full service banking office in January 2008 located at 1411 Commonwealth Drive, Wilmington, North Carolina. The term “we” in this report refers interchangeably to North State Bancorp and North State Bank.

We focus on serving the total banking needs of professional firms, professionals, property management companies, churches and individuals who highly value a mutually beneficial banking relationship in the cities of Raleigh, Garner and Wilmington and the greater Wake County and New Hanover County market areas, by providing banking services including checking, savings and investment accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; savings bonds; wire transfer; and other associated services. We own approximately 5.6% of Beacon Title Agency, LLC, a title insurance agency. Through the Bank’s subsidiary, North State Bank Financial Services, Inc., we offer brokerage services.

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

The Bank is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of certain transactions with affiliate entities. The total amount of the transactions by the Bank with a single affiliate is limited to 10% of the Bank’s capital and surplus and, for all affiliates, to 20% of the Bank’s capital and surplus. Each of the transactions among affiliates must also meet specified collateral requirements and must comply with other provisions of Section 23A designed to avoid transfers of low-quality assets between affiliates. The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits transactions with affiliates that are subject to Section 23A unless the transactions are on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Financial Modernization Legislation

The Gramm-Leach-Bliley Act of 1999 permits bank holding companies meeting management, capital and Community Reinvestment Act standards, and that register as a “financial holding company,” to engage in a broad range of non-banking activities, including insurance underwriting and investment banking. The Act allows insurance companies and other financial services companies to acquire banks and allows bank holding companies to acquire securities firms and mutual fund advisory companies. The Act requires appropriate safeguards if a bank holding company wishes to engage in any of these activities. The Act also contains extensive customer privacy protection provisions which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons.

A bank holding company may become a financial holding company under the Gramm-Leach-Bliley Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. We registered as a financial holding company in September 2007 in order to invest in Beacon Title Agency, LLC, a title insurance agency, as a means to generate non-interest income.

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

Dividends

As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary, North State Bank. At present, our only sources of income are cash dividends paid by the Bank and interest earned on any investment securities we hold. We must pay all of our operating expenses from funds we receive from the Bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of our operating expenses and only in the event that the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying cash dividends except out of operating earnings where the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. To date, we have retained our earnings for use in the development of our business. As a relatively young bank holding company that expects to continue to expand its operations in Wake County, and other markets in North Carolina, we may or may not pay cash dividends on our common stock in the foreseeable future. We might not declare and pay any cash dividends, and if we were to do so, we might not continue to declare them or maintain them at the same level. We expect that, for the foreseeable future, any cash dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

Competition

The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the state. In addition, out-of-state institutions may open branches in North Carolina as well as acquire or merge with institutions located in North Carolina. As a result of such laws, banking in North Carolina is highly competitive.

We have six full-service banking offices located in Wake County and one full-service banking office in Wilmington, New Hanover County. Both of these counties have numerous branches and corporate headquarters of money-center, super-regional, regional and statewide institutions, some of which have a major presence in Raleigh and/or Wilmington. In our market areas, we face competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than we do. As a result, we focus on our customer relationships to help us provide a competitive advantage in attracting and keeping customers.

Employees

As of December 31, 2007, we had 99 full time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Our web site address is www.northstatebank.com. Information on our web site is not incorporated by reference herein. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors

Risks Related to Our Business

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices and aggressively pursuing business development opportunities. We have grown rapidly since we began operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that our further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through expansion in our existing markets or into new markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance. There are considerable costs involved in opening new banking offices. New banking offices generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, we expect our new banking offices opened in late 2007 and early 2008 to negatively impact our earnings for some period of time until the offices reach economies of scale if ever. Also, we have no assurance these new or any future banking offices will be successful even after they are established.

Interest rate volatility could significantly harm our business.

Our results of operations may be significantly affected by the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. A significant component of our earnings is our net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and our borrowings. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve has made significant changes in interest rates during the last few years. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes, especially decreasing rates, may have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predicable or controllable and therefore there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in Wake and New Hanover Counties and adjoining markets. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. If the value of real estate in these areas were to decline materially, a significant portion of our loan portfolio could become under collateralized which could have a material adverse effect on us. A significant decline in general economic condition caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

The lack of seasoning of our loan portfolio makes it difficult to assess the adequacy of our loan loss reserves accurately.

We attempt to maintain an appropriate allowance for loan losses to provide for probable losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	Historical loss rates through peer statistics and internal historical data;
•	Evaluation of general economic factors such as unemployment, inflation and interest rate environment;
•	Regulatory examination results and asset quality rating;
•	Regular reviews of loan delinquencies and overall loan portfolio quality; and
•

the levels of construction, development and non-owner occupied commercial real estate lending amount and quality of collateral, including guarantees, securing the loans and levels of highly leveraged transactions.

There is no precise method of predicting credit losses, however, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually perform more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

If we experience greater loan losses than anticipated, it would have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings, would be adversely impacted, which could adversely affect our overall financial condition as well as the value of our common stock. We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance may require an increase in our provision for loan losses. This would reduce our earnings which could have an adverse effect on our stock price.

Liquidity is essential to our business and we rely, in part, on external sources to finance a significant portion of our operations.

Liquidity is essential to our business. Our liquidity could be substantially negatively affected by our inability to attract sufficient deposits; access secured lending markets, brokered deposit markets or raise funding in the long-term or short-term capital markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if the Federal Home Loan Bank or deposit brokers develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover employee misconduct or illegal activity, among other things. If we were unable to raise funds using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and loan portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our operations.

We rely heavily on the services of key personnel.

Larry D. Barbour, our president and chief executive officer, has substantial experience with our operations and has contributed significantly to our growth since our founding. The loss of the services of Mr. Barbour or of one or more members of our executive management team may have a material adverse effect on our operations. If Mr. Barbour or other members of our executive management team were no longer employed by us, our ability to implement our growth strategy could be impaired.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. We may expand our banking network over the next several years, not just in our existing core market areas, but also in other community markets throughout central and eastern North Carolina and other contiguous markets. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. In order to attract and retain qualified employees, we must compensate such employees at market levels. Those levels have caused employee compensation to be our greatest expense as compensation is highly variable and moves with performance. If we are unable to continue to attract and retain qualified employees, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected.

New or acquired bank office facilities and other facilities may not be profitable.

We may not be able to identify profitable locations for new bank offices. In addition the costs to start up new bank office facilities or to acquire existing bank offices, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. If offices of other banks become available for sale, we may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of bank offices. In addition, we can provide no assurance that any such offices will successfully attract enough deposits and other business to offset the expenses of their operation.

We are subject to operational risk and an operational failure could materially adversely affect our businesses.

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people and/or systems. Operational risk also refers to the risk that external events, such as external changes (e.g., natural disasters, terrorist attacks and/or health epidemics), failures or frauds, will result in losses to our businesses.

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions and the transactions we process have become increasingly complex. We perform the functions required to operate our business either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by third parties to process high numbers of transactions. In the event of a breakdown or improper operation of our or third-party’s systems or improper action by third parties or employees, we could suffer financial loss, an impairment to our liquidity, a disruption of our businesses, regulatory sanctions and damage to our reputation.

In order to be profitable, we must compete successfully with other financial institutions which have greater resources and capabilities than we do.

The banking business in North Carolina in general, and in Wake and New Hanover Counties in particular, in which we operate are extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We will have to overcome historical bank-customer relationships to attract customers away from our competition. We compete with other commercial banks, savings banks, thrifts, credit unions and securities brokerage firms.

Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Our legal lending limit is determined by law and is based on our capital levels. The size of the loans that we offer to our customers may be less than the size of the loans that larger competitors are able to offer. This limit may affect our success in establishing relationships with the larger businesses in our markets.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the North Carolina Office of the Commissioner of Banks, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our current and possible future activities, including, investments, loans and interest rates charged, interest rates paid on deposits, locations of offices, payment of cash dividends, and mergers and acquisitions. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, the cost of our funds and FDIC insurance, our ability, should we decide, to pay cash dividends on our common stock, and our ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, and make loans. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are larger or who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance could adversely affect our ability to operate profitably.

Our growth may require us to raise additional capital that may not be available when it is needed, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we issue additional equity capital, the interests of existing shareholders would be diluted.

Investors could lose confidence in our financial reports, and our stock price might be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.

As a non-accelerated filer with a fiscal year end of December 31, we had to report our management’s assessment of the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the first time for our fiscal year ended December 31, 2007. That report is included in this Annual Report on Form 10-K. We must provide our auditor’s attestation of our management’s assessment of the effectiveness of our internal controls over financial reporting for our fiscal year ending December 31, 2008. If our internal controls over financial reporting are found not to be effective by our independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm might identify, could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.

Risks Related to Owning Our Common Stock

We have implemented anti-takeover devices that could make it more difficult for another company to acquire us, even though such an acquisition may increase shareholder value.

If we were to be acquired by another company, our shareholders may receive a premium for their shares. However, provisions in our articles of incorporation and bylaws could make it difficult for anyone to acquire us. Our articles of incorporation require a supermajority vote of two-thirds of our outstanding common stock in order to affect a sale or merger of the company, that has not been approved by our board of directors. Our articles of incorporation also provide for “blank check” preferred stock, which allows our board of directors, without shareholder approval, to issue preferred shares with rights and preferences superior to those of our common stock, including superior rights on voting and to cash dividends and liquidation proceeds. In addition, our articles of incorporation permit our board to consider constituents other than our shareholders in deciding on a merger or sale of the company. These constituents are our employees, depositors, customers, creditors and the communities in which we conduct business. This provision also allows the board to consider the competence, experience and integrity of any proposed acquirer as well as the prospects of success of any merger or sale proposal. All of these provisions may make a merger or sale of our company more difficult or prevent a merger or sale altogether even if the merger or sale is supported by our shareholders and would provide them a premium for their shares.

Our bylaws divide the board of directors into three classes of directors serving staggered three-year terms with approximately one-third of the board of directors elected at each annual meeting of shareholders. The classification of directors makes it more difficult for shareholders to change the composition of the board of directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of the directors, whether or not a change in the board of directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their shares.

Our common stock is quoted on the Over-the-Counter Bulletin Board and is not quoted on a stock exchange, the trading volume is low and the sale of a substantial amount of our common stock in the public market could depress the price of our common stock.

Our common stock is not traded on a national stock exchange, such as the NASDAQ. It is only quoted on the Over-the-Counter Bulletin Board. Consequently, our common stock is not as liquid as most stocks traded on an exchange. In addition, the average daily trading volume of our shares as quoted on the Over-the-Counter Bulletin Board for all of 2007 was approximately 1,800 shares, which means our stock is thinly traded. Thinly traded stock can be more volatile than stock trading on an exchange. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

We have never paid cash dividends and may not ever pay cash dividends.

We have never paid cash dividends on our common stock and may never do so. Consequently, any returns on an investment in our common stock in the foreseeable future will have to come from an increase in the value of the stock itself. As noted above, the lack of an active trading market for our common stock could make it difficult to sell shares of our common stock. The payment of cash dividends would be dependent on our operations, capital levels and needs and other factors.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

The holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from three special purpose trusts and an accompanying sale of $15.5 million junior subordinated debentures to these trusts. Payments of the principal and interest on the preferred securities of the trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any cash dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no cash dividends may be paid on our common stock.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties.

Our headquarters are located in Raleigh, North Carolina, where we occupy approximately 12,000 square feet of office space in a stand-alone building under a lease extending through March 2015. We have an office and operations center in north Raleigh that consists of approximately 9,773 square feet of office space under a lease extending through April 2017. Beginning in May 2008, we will add another 1,756 square feet under lease in the same building. We own an office in west Raleigh that consists of approximately 10,000 square feet, approximately 5,200 square feet of which we occupy and the remainder of which is vacant. We have an office in Garner, North Carolina, where we own a building that has approximately 5,000 square feet of office space. We own an office in the Wakefield area of Raleigh which has approximately 10,000 square feet of office space. During 2007 we occupied under lease approximately 850 square feet of office space for our loan production office in Wilmington, North Carolina. In January 2008 our Wilmington office became a full service banking office and relocated to a new stand-alone building under lease where we occupy the entire first floor, approximately 9,440 square feet of office space. This lease runs through December 31, 2022. Upon opening of the new office in January 2008, we closed our loan production office in Wilmington. We leased approximately 3,700 square feet of office space in downtown Raleigh beginning in 2006 which we occupied and began operations as a full service banking office in December 2007. This lease runs through October 2011.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Information

Our common stock is not traded on any exchange. Our stock is listed on the Over-the-Counter Bulletin Board. Set forth below for each quarter in 2007 and 2006 is information on the high and low bid and asked prices of our common stock as reported on the Over-the-Counter Bulletin Board. Prices have been adjusted for the 3-for-2 stock splits in the second quarter of 2007 and the third quarter of 2006.

	High	Low
Fiscal Year Ended December 31, 2007
January 1 through March 31, 2007	$17.49	$15.70
April 1 through June 30, 2007	17.20	15.67
July 1 through September 30, 2007	21.75	16.80
October 1 through December 31, 2007	17.25	12.00

Fiscal Year Ended December 31, 2006
January 1 through March 31, 2006	$12.22	$9.55
April 1 through June 30, 2006	11.33	9.78
July 1 through September 30, 2006	14.67	10.67
October 1 through December 31, 2006	16.66	14.17

As of March 7 2008, there were approximately 601 shareholders of record. We estimate that there were approximately 1,200 beneficial owners on March 7, 2008.

Dividends

To date, we have not paid any cash dividends. Our ability to pay cash dividends is dependent on the earnings of our subsidiary, North State Bank. Pursuant to the order of the North Carolina Commissioner of Banks approving the organization of North State Bank in 2000, North State Bank could not pay cash dividends for its first three years of operation. In the future, we expect that any earnings will be used for the development of our business as we seek to expand our operations in Wake County, North Carolina. Subject to these restrictions, the Board of Directors will consider the payment of cash dividends when it is deemed prudent to do so. Further, our ability to declare and pay cash dividends depends upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal law, our income and fiscal condition, tax considerations, and general business conditions. Therefore, we may or may not pay cash dividends on our common stock in the foreseeable future, and it is possible we might never pay cash dividends.

On March 17, 2004, our trust subsidiary issued preferred securities in a private placement. On December 15, 2005 and on November 28, 2007, respectively, our second and third trust subsidiaries, respectively, issued preferred securities in a private placement. In each instance, we, in turn, issued unsecured subordinated debentures to each trust to serve as the income source for the trust’s payment of interest on its preferred securities. Pursuant to the terms of the indentures that govern our debentures, we are prohibited from paying cash dividends on our stock in the event we are in default on the terms of the debentures or the indentures.

Equity Compensation Plans

Set forth below is information on our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	597,780	$4.36	493,586
Equity compensation plans not approved by our shareholders	-	-	-
Total	597,780	$4.36	493,586

Our equity compensation plans consist of the 2000 Stock Option Plan for Employees, the 2000 Stock Option Plan for Non-Employee Directors and the 2003 Stock Plan, all of which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

Comparison of Cumulative Total Return

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2007, with the cumulative total return for the same period on the Russell 2000 Index, the SNL $500M - $1B and SNL Bank Pink Banks Index. The graph assumes that at the beginning of the period indicated $100 was invested in our common stock and the stock of the companies comprising the Russell 2000 Index, the SNL $500M - $1B and SNL Bank Pink Banks Index, and that all dividends, if any, were reinvested. Prices are based on quotations for our common stock on the Over-the-Counter Bulletin Board from May 17 2002, the data on which our common stock was first quoted on the Bulletin Board. Prior to that, prices are based on private trades known to us.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information for our company as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 and the independent registered public accounting firm’s report thereon, are included elsewhere in this report. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

At or for the Year Ended December 31,
2007	2006	2005	2004	2003
(Dollars in thousands, except per share data)

Operating Data:
Total interest income	$32,738	$26,412	$18,781	$12,599	$9,213
Total interest expense	15,439	11,587	6,497	4,135	3,251

Net interest income	17,299	14,825	12,284	8,464	5,962
Provision for loan losses	1,339	69	792	920	690

Net interest income after provision for loan losses	15,960	14,756	11,492	7,544	5,272
Noninterest income	1,121	1,174	1,310	1,034	996
Noninterest expense	12,033	10,743	8,901	6,364	4,853

Income before income taxes	5,048	5,187	3,901	2,214	1,415
Provision for income taxes	1,953	1,915	1,463	838	436

Net income	$3,095	$3,272	$2,438	$1,376	$979

Per Share Data: (1)
Earnings per share - basic	$0.45	$0.49	$0.38	$0.22	$0.15
Earnings per share - diluted	0.42	0.46	0.35	0.20	0.15
Market price:
High	21.75	16.66	10.00	9.28	5.64
Low	12.00	9.55	5.43	4.69	2.93
Close	12.75	16.00	9.64	9.28	4.83
Book value	4.52	3.90	3.31	2.96	2.75

Weighted average shares outstanding:
Basic	6,917,365	6,617,228	6,392,127	6,379,555	6,330,437
Diluted	7,301,377	7,162,121	6,944,169	6,793,980	6,584,711

Selected Year-End Balance Sheet Data:
Total assets	$547,520	$455,477	$382,438	$309,542	$249,020
Loans	469,228	345,943	294,175	244,620	181,532
Allowance for loan losses	5,020	3,983	3,679	3,053	2,360
Deposits	457,310	402,078	337,371	269,133	208,548
Short-term borrowings	37,886	10,670	10,006	14,273	15,911
Long-term debt	16,332	11,196	11,215	5,155	6,000
Shareholders’ equity	31,557	26,597	21,140	18,914	17,514

Selected Average Balances:
Total assets	$472,824	$398,097	$330,922	$271,694	$211,387
Loans	393,927	316,620	262,962	212,127	141,224
Total interest-earning assets	454,005	382,899	318,720	261,559	200,832
Deposits	412,125	349,070	293,565	230,265	179,973
Short-term borrowings	14,681	10,784	10,003	15,699	6,992
Long-term debt	11,666	11,205	5,166	6,043	6,000
Total interest-bearing liabilities	349,144	284,504	233,631	194,680	140,779
Shareholders’ equity	29,219	23,944	20,017	18,338	17,389

Selected Performance Ratios:
Return on average assets	0.65%	0.82%	0.74%	0.51%	0.46%
Return on average equity	10.59%	13.67%	12.18%	7.50%	5.63%
Net interest spread	2.79%	2.83%	3.11%	2.69%	2.33%
Net interest margin	3.81%	3.87%	3.85%	3.24%	2.97%
Noninterest income to total revenue	6.09%	7.34%	9.64%	10.89%	14.31%
Noninterest income to average assets	0.24%	0.29%	0.40%	0.38%	0.47%
Noninterest expense to average assets	2.54%	2.70%	2.69%	2.34%	2.30%
Efficiency ratio	65.33%	67.15%	65.48%	67.00%	69.75%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.66%	0.11%	0.00%	0.11%	0.55%
Allowance for loan losses to period-end loans	1.07%	1.15%	1.25%	1.25%	1.30%
Ratio of allowance for loan losses to nonperforming loans	1.62	x	10.03	x	0.00	x	11.74	x	2.36	x
Nonperforming assets to total assets	0.57%	0.09%	0.00%	0.25%	0.40%
Net loan charge-offs to average loans	-0.08%	0.07%	-0.06%	-0.11%	-0.12%

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Capital Ratios (2):
Total risk-based capital	10.32%	10.21%	10.30%	11.01%	10.85%
Tier 1 risk-based capital	9.25%	9.09%	9.09%	9.76%	9.60%
Leverage ratio	8.50%	7.58%	7.53%	7.94%	7.87%
Equity to assets ratio	5.76%	5.84%	5.53%	6.11%	7.03%
Average equity to average assets	6.18%	6.01%	6.05%	6.75%	8.23%

Other Data (3)(4):
Number of banking offices	7	6	5	4	3
Number of full time equivalent employees	99	75	68	48	43

(1)	Adjusted for the 3-for-2 stock splits in 2007 and 2006, the 6-for-5 stock split in 2005, the 23-for-20 stock split in 2004 and the 11-for-10 stock split in 2003.
(2)	Capital ratios are for bank only.
(3)	Includes one loan production office for each of the years 2007, 2006, 2005, 2004 and 2003.
(4)	Year 2004 does not include our full-service main banking office in Raleigh that opened in March 2005.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents we file with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenue, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: changes in interest rates; changes in real estate values and real estate markets; our ability to manage growth; substantial changes in financial markets; loss of deposits and loan demand to other savings and financial institutions; general economic conditions; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

Management’s Discussion and Analysis

The following discussion and analysis is presented to assist in understanding our consolidated financial condition and results of operations for the years ended December 31, 2007 and 2006. You should read this discussion and the related financial data in conjunction with our audited consolidated financial statements and the related footnotes, which are included elsewhere in this report. In each of 2007 and 2006, we issued a three-for-two stock split in 2005 we issued a six-for-five stock split, in 2004. We issued a 23-for-20 stock split and in 2003 we issued an 11-for-10 stock split. All references in this report to per share results and weighted average common and potential common shares outstanding have been adjusted for the effects of these stock splits. Because we have no operations and our only significant business is the ownership of North State Bank, the following discussion concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, this discussion makes no distinction between our company and our bank unless otherwise noted.

Description of Business

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of our bank holding company reorganization. In March 2004, we established a subsidiary trust, North State Statutory Trust I, which we refer to as Trust I, to issue trust preferred securities. In December 2005, we established a second subsidiary trust, North State Statutory Trust II, which we refer to as Trust II and in November 2007 we established a third subsidiary trust, North State Statutory Trust III, which we refer to as Trust III. In October 2007, we acquired approximately 5.6% of Beacon Title Agency, LLC, a title insurance agency. Our only business is the ownership and operation of North State Bank and its three subsidiary trusts and our investment in Beacon Title Agency.

North State Bank is a North Carolina chartered banking corporation. The bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the bank, we currently operate six full-service banking offices located in Raleigh and Garner, North Carolina and one loan production office located in Wilmington, North Carolina which began operations as a full-service banking office in January 2008. Our principal customers consist of professional firms, professionals, churches, property management companies and individuals who value a mutually beneficial banking relationship. The bank has a subsidiary, North State Financial Services, Inc., which offers brokerage services.

Financial Condition at December 31, 2007 and 2006

For the year 2007, good balance sheet growth continued with total assets surpassing $500 million during the second quarter 2007. At December 31, 2007, total assets had grown to $547.5 million from $455.5 million at December 31, 2006, an increase of $92.0 million or 20.2%. Our loan portfolio led our asset growth and ended the year 2007 at $469.2 million compared to loans of $345.9 million at December 31, 2006. The strong loan growth was principally funded by deposits, which grew $55.2 million or 13.7% to $457.3 million at December 31, 2007, and short-term borrowings which grew $27.2 million to $37.9 million at December 31, 2007 as well as a decline of $33.1 million or 37.9% to $54.2 million at December 31, 2007 in other earning assets, principally investments and federal funds sold.

All investments are accounted for as available for sale under Financial Accounting Standards Board, or FASB, No. 115 and are presented at their fair market value. The fair market value of the investment securities portfolio at December 31, 2007 was $34.8 million compared to $41.9 million at December 31, 2006 representing a net decrease of $7.1 million or 16.9% as funds from maturing investments were re-deployed into the loan portfolio. The investment portfolio at December 31, 2007 consisted of U.S. Government agency securities, mortgage-backed securities and municipal bonds. The net decrease in the portfolio during 2007 was attributed to an increase in fair value of $524,000 and purchases of $7.2 million offset by decreases in the portfolio of $14.8 million representing principal re-payments and maturities.

Federal Funds sold declined to $18.2 million at December 31, 2007 compared to $44.1 million at December 31, 2006 due to our strong loan growth. Interest-earning deposits held at correspondent banks decreased slightly by $110,000 to $1.1 million at December 31, 2007.

Loan production was up $123.3 million or 35.6% and the loan portfolio ended the year at $469.2 million compared to $345.9 million at December 31, 2006. The loan growth primarily occurred in commercial real estate and construction loans reflecting favorable market conditions in our markets during the year. Our loan production office in Wilmington, which opened in the second quarter of 2006, provided approximately 34% of the growth in loans for the year 2007. Favorable market conditions contributed to the substantial loan growth in this market as well as the experience of two senior commercial lenders who combined have worked and lived in the Wilmington area over 35 years. Our other markets provided favorable but more modest growth for the year. Commercial and real-estate construction loans provided most of the loan growth, increasing $81.4 million and $27.6 million, respectively for the year 2007 compared to December 31, 2006. These loan types represented approximately 88.5% of the loan portfolio at December 31, 2007. Other loans such as 1-4 family real estate mortgages were up $8.1 million and home equity lines of credit were up $5.7 million for the year 2007 compared to December 31, 2006. Installment loans to individuals remained flat for the year 2007. A substantial portion of our loan growth, approximately $82.1 million, occurred during the second half of the year, a time of declining interest rates. The prime interest rate fell from 8.25% at the beginning of the year through mid-September 2007 to 7.25% by year-end 2007. As of December 31, 2007, approximately 35.6% of our loans have variable interest rates that change with market conditions.

The allowance for loan losses was $5.0 million at December 31, 2007 compared to $4.0 million at December 31, 2006 representing 1.07% and 1.15% respectively, of loans outstanding at each date. The decrease in the level of the allowance relative to gross loans to 1.07% at December 31, 2007 resulted from the decrease in the actual impairment allocated to specific loans. Although impaired loans increased, the actual impairment decreased from $534,000 to $472,000, representing six basis points of the total eight basis point decrease in the allowance as a percentage of total loans outstanding. The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at December 31, 2007.

Our premises and equipment grew $2.7 million during 2007 primarily due to the addition of a new full service office in downtown Raleigh which opened in December 2007, our new full service banking office in Wilmington which opened in January 2008 and also for the May 2007 purchase of 1.73 acres of land for $2.2 million to build a new banking office at our 6200 Falls of Neuse Road location. Construction for the proposed multi-story full-service banking office is expected to begin in the second quarter of 2008. Other assets grew slightly, up approximately $962,000 over December 31, 2006 primarily reflecting additional purchases of FHLB stock as our short-term borrowings increased.

A key source of funding for our loan growth during the year 2007 was deposits, increasing overall $55.2 million to $457.3 million at December 31, 2007.

Interest-bearing transaction accounts which are savings, money market and interest checking accounts, continued to be the largest type of deposit accounts, totaling $199.5 million, which represented 43.6% of total deposits outstanding at December 31, 2007, an increase of $45.1 million or 29.2% over December 31, 2006. Continued growth in these deposits is a result of our efforts to emphasize relationship banking with our customers. For the year, time deposits grew to $163.0 million at December 31, 2007, a $20.6 million or 14.4% increase over $142.5 million at December 31, 2006. Time deposit growth accelerated during the last quarter of 2007, increasing approximately $23.1 million during the last three months of 2007; $10.0 million of the increase was in wholesale brokered certificates of deposit, which were used to fund our loan growth. The bank had no wholesale brokered certificates of deposit at December 31, 2006. Our significant loan demand during 2007 necessitated our supporting our local deposit funds by acquiring wholesale brokered deposits outside our market area. Demand deposit levels declined by $10.4 million for the year, ending the year at $94.8 million or 20.7 % of total deposits at December 31, 2007 compared to 26.2% of total deposits at December 31, 2006. The implementation of a new technology in early 2007 to expedite the deposit clearing process, referred to as Check 21, contributed to the decline in these demand deposits. The new Check 21 process clears deposits electronically resulting in a much quicker clearing of the check items and thereby reducing the levels of our demand deposits. In addition, since June 2007, the decline in these core, low-cost demand deposits reflects the slow down in real-estate closings due to an easing of property sales with our attorney customers.

As noted above, our significant loan growth out-paced our deposit growth the second half of the year and necessitated increasing our short-term borrowings by $27.2 million to $37.9 million at December 31, 2007. Other short-term borrowings at December 31, 2007 included FHLB advances of $14.0 million and securities sold under repurchase agreement and Federal Funds purchased from correspondent banks of $23.9 million. Short-term borrowings were $10.7 million at December 31, 2006.

Long-term debt increased by 45.9% from $11.2 million at December 31, 2006 to $16.3 million at December 31, 2007. During November 2007, we issued $5.2 million of junior subordinated debentures to Trust III in exchange for the proceeds of trust preferred securities issued by Trust III. At December 31, 2007, we had $867,000 in long-term FHLB advances and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $5.0 million or 18.7% from $26.6 million at December 31, 2006 to $31.6 million at December 31, 2007. The increase was provided by net income of $3.1 million and the conversion of 131,982 stock options held by directors and employees into common stock. The exercise of these options contributed $956,000 to our total shareholders’ equity while stock based compensation added $109,000. Other comprehensive income components increased shareholders’ equity at December 31, 2007 by $800,000.

Investments

Our investment portfolio primarily consists of U.S. Government agency securities, including mortgage-backed securities, or MBSs. The MBSs consist of fixed rate mortgage securities underwritten and guaranteed by Ginnie Mae (GNMA), Freddie Mac (FHLMC) and Fannie Mae (FNMA). All of the securities held in our investment portfolio are available for sale. In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

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

	At December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:	(Dollars in thousands)
U. S. government securities and obligations of U.S. governmental agencies	$9,232	$133	$1	$9,364
State and municipal securities	5,993	2	25	5,970
Mortgage-backed securities	19,503	118	112	19,509

Total securities available for sale	$34,728	$253	$138	$34,843

	At December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:	(Dollars in thousands)
U. S. government securities and obligations of U.S. governmental agencies	$11,991	$9	$57	$11,943
State and municipal securities	6,110	-	34	6,076
Mortgage-backed securities	24,240	11	338	23,913

Total securities available for sale	$42,341	$20	$429	$41,932

	At December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:	(Dollars in thousands)
U. S. government securities and obligations of U.S. governmental agencies	$13,990	$-	$145	$13,845
State and municipal securities	6,231	-	72	6,159
Mortgage-backed securities	22,169	9	480	21,698

Total securities available for sale	$42,390	$9	$697	$41,702

The amortized cost, fair value and weighted average yield of securities available for sale at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2007
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies
Due within one year	$4,008	$4,016	4.64%
Due after one but within five years	5,224	5,348	4.99%
Due after five but within ten years	-	-	-
Due after ten years	-	-	-

	9,232	9,364	4.83%

State and local governments
Due within one year	-	-	-
Due after one but within five years	1,007	1,005	4.42%
Due after five but within ten years	-	-	-
Due after ten years	4,986	4,965	5.51%

	5,993	5,970	5.33%

Mortgage-backed securities
Due within one year	-	-	-
Due after one but within five years	2,000	1,994	4.30%
Due after five but within ten years	4,442	4,459	5.18%
Due after ten years	13,061	13,056	4.65%

	19,503	19,509	4.74%

Total Securities available for sale:
Due within one year	$4,008	$4,016	4.64%
Due after one but within five years	8,231	8,347	4.75%
Due after five but within ten years	4,442	4,459	5.18%
Due after ten years	18,047	18,021	4.89%

	$34,728	$34,843	4.86%

Loan Portfolio

Our loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. The policies are reviewed and approved at least annually by the board of directors. Responsibility for loan review, underwriting, compliance and document monitoring resides with the chief credit officer. He is responsible for loan processing and approval. All loans and credit lines are subject to approval procedures and amount limitations. Depending upon the loan requested, approval may be granted by the individual loan officer, our credit administration officers or, for the largest relationships, the directors’ loan committee. Any loan exposure in the aggregate greater than $3 million requires the approval of the director’s loan committee. All individual loan authorities are reviewed and approved annually by the directors’ loan committee and ratified by the board of directors.

We make loans primarily to professional firms, professionals, property management companies, churches and individuals. These loans consist of commercial and consumer real estate loans, business loans and loans to individuals. Our total loan portfolio grew by $123.3 million or 35.6% between December 31, 2006 and December 31, 2007. This growth is attributable to our focus on relationship banking, our experienced loan officers and the vibrant markets in the Wake County and New Hanover County areas. Loan growth has been particularly strong in the New Hanover County market throughout 2007, with loan growth of approximately $42.2 million from this market area in 2007, which is a result of a full year’s production from our loan production office in Wilmington, which opened in the second quarter of 2006. Our Wilmington loan production office provided approximately 34% of the growth in our loan portfolio for the year.

Real estate construction and land development loans comprised 20.2% and real estate loans secured by one-to-four family residential properties comprised 6.3% of our total loan portfolio at December 31, 2007. These loans increased $35.7 million or 28.7% for the year 2007 compared to December 31, 2006. Other commercial loans secured by real estate comprised 68.2% of our total loan portfolio, down slightly from 69.0% at December 31, 2006 and are principally secured by owner-occupied buildings including professional practices, office, flex, retail and church properties. Properties securing these loans are located primarily within our markets of Wake and New Hanover County, North Carolina. These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing. As of December 31, 2007, approximately 35.6% of our loan portfolio was subject to repricing based on variable interest rates compared to 37.2% at December 31, 2006.

Home equity loans, the predominant type of consumer loan in our portfolio, increased $5.7 million over December 31, 2006 and comprised 4.3% of our total loan portfolio. These loans are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually 90% or less.

While we originate mortgage loans, we do not retain them in our portfolio. We do not service loans for other financial institutions. We do not engage in sub-prime mortgage lending. We have no foreign loans and we do not engage in lease financing or highly leveraged transactions.

The table below present’s information on our loan portfolio by major category at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)

Commercial	$320,386	68.22%	$239,014	69.04%	$200,950	68.25%	$174,107	71.12%	$137,385	75.64%
Real estate - construction	95,033	20.24%	67,404	19.47%	56,586	19.22%	35,987	14.70%	19,162	10.55%
Real estate - 1 to 4 family mortgage	29,534	6.29%	21,438	6.19%	19,222	6.53%	19,170	7.83%	12,392	6.82%
Loans to individuals	4,065	0.87%	3,414	0.99%	2,933	1.00%	2,359	0.96%	1,897	1.04%
Home equity lines of credit	20,592	4.38%	14,933	4.31%	14,732	5.00%	13,189	5.39%	10,807	5.95%

Subtotal	469,610	100.00%	346,203	100.00%	294,423	100.00%	244,812	100.00%	181,643	100.00%

Unamortized net deferred loan fees	(382)		(260)		(248)		(192)		(111)

Total loans	$469,228		$345,943		$294,175		$244,620		$181,532

The table below presents as of December 31, 2007 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates.

	At December 31, 2007
	Due within one year		Due after one year but within 5		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Variable rate loans:
Real estate - construction	$38,436	9.65%	$5,062	7.31%	$12,749	7.20%	$56,247	8.88%
Commercial and industrial loans	62,875	8.50%	22,622	7.81%	4,401	7.05%	89,898	8.26%
Installment loans	94	9.16%	-	0.00%	-	0.00%	94	9.16%
Equity Lines	3,746	8.55%	16,554	8.25%	326	8.44%	20,626	8.31%

Total at variable rates	105,151	8.92%	44,238	7.92%	17,476	7.19%	166,865	8.47%

Fixed rate loans:
Real estate - construction	16,888	7.27%	9,810	6.63%	11,814	6.38%	38,512	6.83%
Real estate - 1 to 4 family mortgage	16,230	6.97%	9,128	6.59%	4,147	5.92%	29,505	6.70%
Commercial and industrial loans	66,285	7.12%	112,313	7.05%	48,665	4.93%	227,263	6.62%
Installment loans	2,373	7.43%	1,157	7.27%	450	16.83%	3,980	8.45%

Total at fixed rates	101,776	7.13%	132,408	6.99%	65,076	5.34%	299,260	6.68%

Subtotal	206,927	8.04%	176,646	7.22%	82,552	5.73%	466,125	7.32%

Nonaccrual loans	467		2,636		-		3,103

Loans, gross	$207,394		$179,282		$82,552		$469,228

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity is not considered in this table. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Asset Quality and the Allowance for Loan Losses

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis. We place loans on a non-accrual basis when in management’s opinion, the borrower may be unable to meet payments as they become due. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. At December 31, 2007, we had $3.1 million in non-accrual loans, $492,000 in accruing loans that were past due 90 days or more and no restructured loans. At December 31, 2007, other impaired loans of $327,000, all of which were on accrual status, consisted of one loan that was performing in accordance with its original terms and not past due, and two loans that were past due 30-89 days. Impaired loans during the fourth quarter of 2007 increased primarily due to one relationship representing $2.8 million or 72.4% of total impaired loans at December 31, 2007. The loans were secured by real estate, equipment and life insurance. Other impaired loans at December 31, 2006, consisted of one loan of $242,000 that was performing in accordance with its original terms and not in non-accrual and not past due.

The table below sets forth for the dates indicated information about our non-performing assets.

	At December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands)

Nonaccrual loans	$3,103		$397		$-		$260		$1,002
Restructured loans	-		-		-		-		-

Total nonperforming loans	3,103		397		-		260		1,002
Other real estate owned	-		-		-		520		-

Total nonperforming assets	$3,103		$397		$-		$780		$1,002

Accruing loans past due ninety days or more	$492		$-		$-		$46		$-
Other impaired loans (1)	$327		$242		$-		$-		$-
Allowance for loan losses	$5,020		$3,983		$3,679		$3,053		$2,360
Nonperforming loans to period end loans	0.66%		0.11%		0.00%		0.11%		0.55%
Allowance for loan losses to period end loans	1.07%		1.15%		1.25%		1.25%		1.30%
Nonperforming assets to loans and other real estate	0.66%		0.11%		0.00%		0.32%		0.55%
Nonperforming assets to total assets	0.57%		0.09%		0.00%		0.25%		0.40%
Ratio of allowance for loan losses to nonperforming loans	1.62	x	10.03	x	-	x	11.74	x	2.36	x

(1) Other impaired loans consists of one loan that was performing and not past due as of December 31, 2007, and two loans that were past due 30-89 days , however, subsequently brought current. Other impaired loans as of December 31 2006 consisted of one loan that was performing and not past due.

Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. At December 31, 2007, our allowance as a percentage of loans was 1.07%, down from 1.15% at December 31, 2006. The decrease in the level of the allowance relative to gross loans resulted from the decrease in the actual impairment allocated to specific loans. Although impaired loans increased, the actual impairment decreased from $534,000 at December 31, 2006 to $472,000 at December 31, 2007, representing six basis points of the total eight basis point decrease in the allowance as a percentage of total loans outstanding. Once a loan is considered impaired, it is not included in the determination of the FAS 5 component of the allowance.

Management evaluates the adequacy of our allowance for loan losses on a monthly basis and on a quarterly basis, our directors review management’s evaluation of the allowance for loan losses. Management re-evaluated and implemented improvements to its model and methodology used to estimate the allowance for loan losses during 2006. In evaluating the allowance for loan losses, on a monthly basis we prepare an analysis of our current loan portfolio using historical loss rates, peer statistics and data from our portfolio. The bank utilizes a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment as detailed in FAS 114. Other groups of loans based on loan size may be selected for impairment review. For loans determined to be impaired, the specific allowance is based on the present value of expected cash flows or the fair value of the collateral or the loan’s observable market price. The bank has identified seven qualitative factors that are considered indicators of changes in the level of risk of loss inherent in the bank’s loan portfolio. These factors include and consider the risk of payment performance, overall portfolio quality (utilizing weighted average risk rating), general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, interest rate environment, levels of highly leveraged transactions (as defined in Section 365.2 of the FDIC regulations) and levels of construction, development and non-owner occupied commercial real estate lending. These factors are examined for trends and the risk that they represent to our loan portfolio. Each of these factors is assigned a level of risk and this risk factor is applied to only the FAS 5 pool of loans to calculate the appropriate allowance. Using the data gathered during this monthly evaluation process, the model calculates an estimated reserve amount.

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Also, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management. Additional information regarding our allowance for loan losses and loan loss experience is presented in Note E to our consolidated financial statements included in this report.

The table below provides information on our allocation of our allowance for loan losses among various loan categories at the dates presented.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans:
Commercial	$3,425	68.22%	$2,750	69.04%	$1,565	68.25%	$2,041	71.12%	$1,794	75.64%
Real estate - construction	1,016	20.24%	775	19.47%	748	19.22%	422	14.70%	259	10.55%
Real estate - 1 to 4 family	316	6.29%	247	6.19%	502	6.53%	225	7.83%	71	6.82%
Loans to individuals	43	0.87%	39	0.99%	12	1.00%	27	0.96%	22	1.04%
Home equity lines of credit	220	4.38%	172	4.31%	197	5.00%	155	5.39%	71	5.95%

Total allocated	5,020	100.00%	3,983	100.00%	3,024	100.00%	2,870	100.00%	2,217	100.00%

Unallocated	0		0		655		183		143

Total	$5,020		$3,983		$3,679		$3,053		$2,360

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The table below present’s information regarding the changes in our allowance for loan losses at or for the years indicated.

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loan outstanding at the end of the year	$469,228	$345,943	$294,175	$244,620	$181,532

Average loans outstanding during the year	$393,927	$316,620	$262,962	$212,127	$141,224

Allowance for loan losses at beginning of year	$3,983	$3,679	$3,053	$2,360	$1,845
Provision for loan losses	1,339	69	792	920	690

	5,322	3,748	3,845	3,280	2,535

Loans charged off:
Real estate loans	-	-	(32)	(82)	(171)
Commercial and industrial loans	(299)	-	(169)	(183)	(4)
Installment loans	(3)	(5)	(5)	(13)	-

Total charge-offs	(302)	(5)	(206)	(278)	(175)

Recoveries of loans previously charged off:
Real estate loans	-	230	9	-	-
Commercial and industrial loans	-	2	22	50	-
Installment loans	-	8	9	1	-

Total recoveries	-	240	40	51	-

Net recoveries/(charge-offs)	(302)	235	(166)	(227)	(175)

Allowance for loan losses at end of year	$5,020	$3,983	$3,679	$3,053	$2,360

Ratios:
Nonperforming loans to period-end loans	0.66%	0.11%	0.00%	0.11%	0.55%
Allowance for loan losses as a percent of loans at end of year	1.07%	1.15%	1.25%	1.25%	1.30%
Net recoveries (charge-offs) as a percent of average loans	(0.08%)	0.07%	(0.06%)	(0.11%)	(0.12%)

Deposits

Our deposits are the primary source of our funds for loans. Our deposit strategy is to raise our deposits in our market areas through relationship banking. We believe that the great majority of our deposits are from individuals and entities located in our market areas. However, strong loan growth during the year 2007 outpaced our growth in deposits which necessitated $10.0 million in wholesale brokered certificate of deposit funds during the last quarter of 2007. The bank had no wholesale brokered certificates of deposit at December 31, 2006.

The table below present’s information on our average deposits for the years presented.

	For the Year Ended December 31,
	2007		2006		2005
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Savings, NOW and money market	$181,377	3.79%	$143,123	3.64%	$123,705	2.25%
Time deposits over $ 100,000	77,784	5.23%	56,916	4.70%	37,252	3.77%
Wholesale brokered certificates of deposit	1,266	4.98%	-	0.00%	-	0.00%
Other time deposits	62,370	4.90%	62,476	4.23%	57,505	3.02%

Total interest-bearing deposits	322,797	4.36%	262,515	4.01%	218,462	2.71%

Non-interest-bearing deposits	89,328	-	86,555	-	75,103	-

Total deposits	$412,125	3.41%	$349,070	3.02%	$293,565	2.02%

The following table presents the amounts and maturities of deposits with balances of $100,000 or more:

At December 31, 2007
(In thousands)
Remaining maturity:
Less than three months	$21,998
Three to six months	20,028
Six to twelve months	36,678
Over twelve months	11,677

Total	$90,381

Borrowings

The following table sets forth certain information regarding our short-term borrowings for the periods indicated.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased
Balance outstanding at end of period	$23,886	$10,670	$10,006
Maximum amount outstanding at any month end during the period	23,886	11,031	12,299
Average balance outstanding	12,459	10,784	10,003
Weighted-average interest rate during the period	3.32%	2.54%	2.28%
Weighted-average interest rate at end of period	4.49%	2.05%	2.34%
Short-term Federal Home Loan Bank advances
Balance outstanding at end of period	$14,000	$-	$-
Maximum amount outstanding at any month end during the period	14,000	-	-
Average balance outstanding	2,222	-	443
Weighted-average interest rate during the period	4.55%	0.00%	4.29%
Weighted-average interest rate at end of period	4.56%	0.00%	0.00%
Total short-term borrowings:
Balance outstanding at end of period	$37,886	$10,670	$10,006
Maximum amount outstanding at any month end during the period	37,886	11,031	12,299
Average balance outstanding	14,681	10,784	10,446
Weighted-average interest rate during the period	3.51%	2.54%	2.28%
Weighted-average interest rate at end of period	4.52%	2.05%	2.34%

Results of Operations For the Years Ended December 31, 2007 and 2006

Overview. For the year ended December 31, 2007, our net income was $3.1 million compared to $3.3 million for the year ended December 31, 2006, a decrease of 5.4%. The decrease in earnings was primarily attributable to: additional provision for loan losses due to loan growth; significant loan growth not arising until the last quarter of the year; the effect of declining interest rates in the last quarter of the year; a change in deposit mix; the implementation of Check 21; increased interest expense due to higher levels of short-term borrowings and additional operating expenses due to new offices. Diluted net income per share of common stock was $0.42 in 2007 and $0.46 in 2006, a decrease of $0.04 or 7.2%. Return on average assets was 0.65% in 2007 versus 0.82% in 2006 while return on average equity was 10.59% and 13.67% for the years ended December 31, 2007 and December 31, 2006, respectively.

Net Interest Income. Net interest income was $17.3 million for the year ended December 31, 2007, an increase of $2.5 million or 16.7% over the year ended December 31, 2006. The increase in net interest income was attributable to an overall higher level of average earning assets, specifically average loan volume. The growth in average loan volume of $77.3 million provided substantially all of the $6.3 million increase in interest income while the growth in average interest-bearing liabilities of $64.6 million was the primary cause of the $3.9 million increase in interest expense for the year ended December 31, 2007 compared to the prior year.

Changes in interest rates had a minimal effect on net interest income for the year, contributing to a decrease in net interest income of approximately $376,000. However, potential additional interest revenue was lost due to a substantial portion of our average loan growth occurring during a period of declining interest rates. Also, approximately 35.6% of our loan portfolio repriced immediately in response to declines in interest rates in the last few months of 2007. Other factors affecting our net interest income for the year 2007 include changes in our average deposit mix and the effect of our average loan volume outpacing average deposits, requiring additional funds from short-term borrowings rather than lower-costing core deposits.

In addition to an increase in average interest-bearing deposit volume, a change in the mix of average deposits also was a factor in the increase in interest expense. Higher costing time deposits greater than $100,000 increased to 18.9% of total average deposits for the year 2007 compared to 16.3% for the year 2006 while non-interest-bearing deposits decreased to 21.7% of total average deposits for the year 2007 compared to 24.8% for the year 2006. Wholesale brokered certificates of deposit were added during the fourth quarter of 2007 to provide additional funds to support our loan growth, paying an average rate of 4.98%. These deposits resulted in additional interest expense of $63,000 for the year ended December 31, 2007.

The average yield on our earning assets during 2007 was 7.21% compared to 6.90% during 2006, up 31 basis points. During the same period, the average cost of our interest-bearing liabilities increased by 35 basis points to 4.42% for the year 2007. The yield and rate increases primarily reflect the increase in average market rates, principally changes in the Fed Funds rate and subsequent changes to the prime lending rate. For the first nine months of 2007, the national prime lending rate averaged 32 basis points higher than the prior year, but averaged only nine basis points higher for the entire year 2007 compared to 2006. The national prime lending rate remained at 8.25% for the year until it decreased to 7.75% in September 2007, down to 7.25% at December 31, 2007. Our net interest margin decreased slightly to 3.81% during 2007 compared to 3.87% during 2006.

Provision for Loan Losses. We recorded $1.3 million in provision for loan losses in 2007 compared to $69,000 for the provision recorded in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by our management. The increase in the provision during 2007 resulted principally from increased loan volume and management’s evaluation of the loan portfolio at December 31, 2007. During 2007, loan charge-offs were $302,000 compared to net recoveries of $235,000 for the year 2006. The allowance for loan losses was $5.0 million at December 31, 2007 and $4.0 million at December 31, 2006, representing 1.07% and 1.15%, respectively, of loans outstanding at December 31, 2007 and 2006. See “Asset Quality and the Allowance For Loan Losses.”

Non-interest Income. Non-interest income is derived primarily from service charges and fees on deposit accounts and other loan fees. Non-interest income was $1.1 million for the year 2007, a decrease of $53,000 from the prior year period. Income from mortgage lending decreased $96,000 in 2007 to $230,000 as a result of continued slow mortgage loan production. Fees earned on deposit accounts decreased by $28,100 to $312,300. Credit card and other loan fees decreased $22,800 for the same period. Fees generated from financial and wealth management services provided $128,300 in non-interest income during 2007 compared to $49,900 during 2006. We expect wealth management income to continue to drive our growth in non-interest income in the future. Non-interest income as a percentage of average total assets decreased to .24% for the year 2007 compared to .29% for the year 2006. In October 2007, we acquired an approximately 5.6% equity interest in a tile insurance agency, which we anticipate will provide non-interest income in the future.

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Non-interest expense increased $1.3 million to $12.0 million for the year ended December 31, 2007 compared to $10.7 million for the year ended December 31, 2006. Salaries and employee benefits comprised over half of the non-interest expense for 2007 and increased $1.0 million compared to 2006. This reflects an increase in additional loan officers, management and support staff added throughout the year. Our full-time equivalent employees grew by 24 to 99 at December 31, 2007 compared to 75 for the prior year period. The bank hired additional staff for the opening of our office in downtown Raleigh and the opening of our full service banking office in Wilmington which occurred in January 2008.

Premises and equipment costs increased $228,000 for the year ended December 31, 2007 compared to the previous year. Most of this increase related to the opening of the office in downtown Raleigh as well as the opening of our full service banking office in Wilmington during January 2008. Building lease expense increased approximately $90,000 over the prior year primarily for our building lease for our downtown Raleigh office. Other non-interest expense increased $27,000 during 2007. The primary contributors to the overall net increase in other noninterest expense were data processing and other outsourced services up $126,000 and increased FDIC insurance and state regulatory assessments of $277,000 due to higher regulatory rate requirements; these increases were offset by a decrease in director fees of $352,000 due to the decision of the board of directors to waive their equity compensation for fiscal 2007. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer based accounts. In the aggregate, non-interest expense as a percentage of average total assets decreased to 2.54% for the year 2007 compared to 2.70% for the year 2006.

Income Taxes. We recorded $2.0 million in income tax expense for the year ended December 31, 2007 and $1.9 million for the year ended December 31, 2006. Income tax expense as a percentage of pretax income was 38.7% for 2007 and 36.9% for 2006. We adopted the provisions of Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board Statement No. 109” (“FIN 48”) on January 1, 2007. Management has evaluated our tax positions and has concluded that we have no uncertain tax positions for which we should not recognize a tax benefit. The adoption of this statement had no material effect on our financial position or results of operations.

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

Net Interest Income. Net interest income was $14.8 million for the year ended December 31, 2006, an increase of $2.5 million or 20.7% over the year ended December 31, 2005. The increase in net interest income was attributable to an overall higher level of earning assets and a better spread between the income we received from our earning assets and the expense we paid to fund those assets. We increased average earning assets by $63.4 million in 2006 as compared to 2005. The average yield on our earning assets in 2006 was 6.90% compared to 5.89% during 2005, up 101 basis points. During the same period, the cost of our interest-bearing liabilities increased by 129 basis points to 4.07%. The yield and rate increases were driven by strategic pricing of both our loans and deposits to reflect the increase in market rates, principally changes in the Fed Funds rate and subsequent changes to the prime lending rate. The national prime lending rate increased 100 basis points to 8.25% at December 31, 2006 from 7.25% at December 31, 2005. The 129 basis point increase in cost of funds reflects changes in our deposit mix due to growth in higher costing time deposits and competitive pricing. Our net interest margin increased slightly to 3.91% during 2006 compared to 3.89% during 2005.

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

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Non-interest expense increased $1.8 million to $10.7 million for the year ended December 31, 2006 compared to $8.9 million for the year ended December 31, 2005. Salaries and employee benefits comprised over half of the non-interest expense for 2006 and increased $937,000 compared to 2005. This reflects an increase in additional loan officers and support staff added throughout the year. The Bank hired additional staff for the opening of our full service office in the Wake Forest area during the third quarter, additional staff for the opening of our new loan production office in Wilmington during the second quarter and two officers for our corporate accounting and risk management staff. Premises and equipment costs increased $302,000 for the year ended December 31, 2006 compared to the previous year. Most of this increase related to the opening of the full service office in the Wake Forest area, new lease expense for the future downtown office and a full year of expenses related to our corporate headquarters at North Hills. Other non-interest expense increased $603,000 during 2006 led by director fees, increasing $239,000 and data processing and other outsourced services, increasing $155,000. Director’s fees are directly tied to the change in the value of our stock, which increased 66% during 2006. In addition, the Bank began paying its advisory boards members a nominal fee in 2006. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer based accounts. Professional fees decreased $46,000 as most of our expenses for compliance with Section 404 of Sarbanes Oxley were incurred during 2005. In the aggregate, non-interest expense as a percentage of average total assets remained basically unchanged at 2.70% for 2006 and 2.69% for 2005.

Income Taxes. We recorded $1.9 million in income tax expense for the year ended December 31, 2006 and $1.5 million for the year ended December 31, 2005. Income tax expense as a percentage of pretax income was 36.9% for 2006 and 37.5% for 2005. The increase in income taxes was attributable to higher pretax earnings, up $1.3 million or 33.0% over the previous year-end.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Non-accrual loans are included in determining average loans outstanding. Accretion of net deferred loan fees is included in interest income in the table below.

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	(Dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans	$393,927	$29,756	7.55%	$316,620	$23,426	7.40%	$262,962	$16,911	6.43%
Investment securities available for sale	38,600	1,751	4.54%	42,658	1,739	4.08%	37,503	1,188	3.17%
Other interest-earning assets	21,478	1,231	5.73%	23,621	1,247	5.28%	18,255	682	3.74%

Total interest-earning assets	454,005	32,738	7.21%	382,899	26,412	6.90%	318,720	18,781	5.89%

Other assets	18,822			15,198			12,202

Total assets	$472,827			$398,097			$330,922

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	181,377	6,883	3.79%	143,123	5,210	3.64%	123,705	2,786	2.25%
Time deposits over $100,000	77,784	4,069	5.23%	56,916	2,677	4.70%	37,252	1,406	3.77%
Wholesale brokered certificates of deposit	1,266	63	4.98%	-	-	0.00%	-	-	0.00%
Other time deposits	62,370	3,054	4.90%	62,476	2,645	4.23%	57,505	1,736	3.02%
Borrowings:
Short-term borrowings	14,681	515	3.51%	10,784	274	2.54%	10,003	228	2.28%
Long-term debt	11,666	855	7.33%	11,205	781	6.97%	5,166	341	6.60%

Total interest-bearing liabilities	349,144	15,439	4.42%	284,504	11,587	4.07%	233,631	6,497	2.78%

Non-interest-bearing deposits	89,328			86,555			75,103
Other liabilities	5,136			3,094			2,171
Shareholders’ equity	29,219			23,944			20,017

Total liabilities and shareholders’ equity	$472,827			$398,097			$330,922

Net interest income and interest rate spread		$17,299	2.79%		$14,825	2.83%		$12,284	3.11%

Net interest margin			3.81%			3.87%			3.85%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.03%			134.58%			136.42%

(1) Nonaccrual loans are included in loan amounts.

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

	Year Ended December 31, 2007 vs. 2006			Year Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$5,780	$550	$6,330	$3,710	$2,805	$6,515
Investment securities available for sale	(175)	187	12	187	364	551
Other interest-earning assets	(118)	102	(16)	242	323	565

Total interest income	5,487	839	6,326	4,139	3,492	7,631

Interest expense:
Deposits:
Savings, NOW and money market	$1,422	$251	$1,673	$572	$1,852	$2,424
Time deposits over $ 100,000	1,037	355	1,392	834	437	1,271
Wholesale brokered time deposits	32	31	63	-	-	-
Other time deposits	(5)	414	409	180	729	909
Borrowings:
Short-term borrowings	118	123	241	19	27	46
Long-term debt	33	41	74	410	30	440

Total interest expense	2,637	1,215	3,852	2,015	3,075	5,090

Net interest income increase	$2,850	$(376)	$2,474	$2,124	$417	$2,541

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 12.0% and 21.8% of our total assets at December 31, 2007 and 2006, respectively.

We have historically been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. However, during the fourth quarter of 2007, strong loan demand necessitated our borrowing short-term funds rather than selling federal funds. We have established credit lines with other financial institutions to purchase up to $21.3 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta, or FHLB, we may obtain advances up to 10% of our bank’s assets. As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. At December 31, 2007, borrowings consisted of securities sold under agreements to repurchase of $23.9 million and short-term FHLB advances of $14.0 million. In addition, we had long-term FHLB advances of $867,000 at December 31, 2007.

Total deposits were $457.3 million and $402.1 million at December 31, 2007 and 2006, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 35.6% and 35.4%, respectively, of total deposits at December 31, 2007 and 2006. Time deposits of $100,000 or more represented 19.8% and 18.2%, respectively, of our total deposits at December 31, 2007 and 2006. Time deposits at December 31, 2007 included $10.0 million of wholesale brokered certificates of deposit that mature in May 2008. We acquired these brokered deposits in the fourth quarter of 2007 to partially fund the significant rise in loan demand in that quarter. Other than these brokered deposits, we believe that most of the time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

The analysis of an institution’s interest rate gap, which is the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time, is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which is projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions made regarding prepayment rates and deposit drop off rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2007
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$203,539	$59,076	$262,615	$206,613	$469,228
Investment securities available for sale	6,574	10,777	17,351	17,492	34,843
Other earning assets	20,649	134	20,783	179	20,962

Total interest-earning assets	$230,762	$69,987	$300,749	$224,284	$525,033

Percent of total interest-earning assets	43.95%	13.33%	57.28%	42.72%	100.00%
Cumulative percent of total interest-earning assets	43.95%	57.28%	57.28%	100.00%	100.00%
Interest-bearing liabilities
Deposits:
Savings, money market, and NOW	$199,503	$-	$199,503	$-	$199,503
Time deposits (1)	34,277	109,357	143,634	19,385	163,019
Borrowings:
Short-term borrowings	37,886	-	37,886	-	37,886
Long-term debt	15,465	-	15,465	867	16,332

	$287,131	$109,357	$396,488	$20,252	$416,740

Percent of total interest-bearing liabilities	68.90%	26.24%	95.14%	4.86%	100.00%
Cumulative percent of total interest-bearing liabilities	68.90%	95.14%	95.14%	100.00%	100.00%
Interest sensitivity gap	$(56,369)	$(39,370)	$(95,739)	$204,032	$108,293
Cumulative interest sensitivity gap	(56,369)	(95,739)	(95,739)	108,293	108,293
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(10.74%)	(18.23%)	(18.23%)	20.63%	20.63%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	80.37%	75.85%	75.85%	125.99%	125.99%

(1) Includes $10.0 million wholesale brokered certificates of deposit maturing May 2008.

Capital

A significant measure of the strength of a financial institution is its capital base. Federal bank regulators have classified capital into the following components: (1) Tier I capital, which includes common shareholders’ equity (excluding accumulated other comprehensive income) and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its risk-adjusted assets, which are the institution’s assets and certain off-balance sheet items adjusted for predefined credit risk factors. A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require a financial institution to maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. Our equity to assets ratio was 5.76% and 5.84%, respectively, at December 31, 2007 and December 31, 2006. As the following table indicates, at December 31, 2007 we exceeded our regulatory capital requirements.

	At December 31, 2007
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	10.32%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.25%	4.00%	6.00%
Leverage ratio	8.50%	4.00%	5.00%

In March 2004, we established a trust, North State Statutory Trust I, which sold $5.2 million of its preferred and common securities in a pooled private placement and in turn used these funds in the purchase of $5.2 million of junior subordinated debentures issued by us. In December 2005, we established a second trust, North State Statutory Trust II, which sold $5.2 million of its preferred and common securities in a pooled private placement and in turn used these funds in the purchase of $5.2 million of junior subordinated debentures issued by us. In November 2007, we established a third trust, North State Statutory Trust III, which sold $5.2 million of its preferred and common securities in a pooled private placement and in turn used these funds in the purchase of $5.2 million of junior subordinated debentures issued by us.

Our trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Federal Accounting Standards Board adopted in 2003 a rule, FASB Interpretation No. 46 (Revised), that requires the Trusts to be deconsolidated from our financial statements. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46 trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in our consolidated Tier 1 and leverage capital ratios.

We intend that our company and our bank remain “well-capitalized” for regulatory purposes. To do so, we might need additional capital in the future due to our continuing growth, greater than expected future growth or other reasons. If necessary, we will consider all viable alternatives for raising capital including additional issuances of trust preferred securities.

Contractual Obligations and Commitments

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows, as well as commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. To meet the financing needs of our customers, we issue various financial instruments, such as lines of credit, loan commitments and standby letters of credit. These instruments either are not recorded on our balance sheet or are recorded on our balance sheet in amounts that differ from the full contract or notional amounts. These instruments involve varying elements of market, credit and liquidity risk. The following table reflects our expected contractual obligations and future operating lease commitments as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Short-term borrowings	$37,886	$37,886	$-	$-	$-
Long-term debt	16,332	-	-	-	16,332
Operating lease payments	11,039	1,043	2,156	2,074	5,766
Time deposits (1)	163,019	143,634	17,528	1,857	-

Total contractual cash obligations	$228,276	$182,563	$19,684	$3,931	$22,098

(1) Includes $10.0 million of wholesale brokered certificates of deposit maturing in May 2008.

The following table reflects our other commitments outstanding as of December 31, 2007.

	Amount of Commitment Expiration Per Period
Contractual Obligations	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Undisbursed portion of home equity credit lines secured by 1-4 family residential properties	$16,622	$7,418	$2,312	$4,001	$2,891
Undisbursed portion of commercial, construction and land development loans	58,892	58,892	-	-	-
Other commitments and lines of credit	22,702	11,088	2,872	4,099	4,643
Standby letters of credit	2,306	2,303	3	-	-

Total commercial commitments	$100,522	$79,701	$5,187	$8,100	$7,534

Off-Balance Sheet Arrangements

Information about our off-balance sheet risk exposure is presented in Note L to the accompanying consolidated financial statements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, or SPEs, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, our sole SPE activity is with North State Statutory Trust I, North State Statutory Trust II and North State Statutory Trust III. We issued $5.2 million of junior subordinated debentures, included in long-term debt on the balance sheet, to these trusts on March 17, 2004, December 15, 2005 and November 28, 2007, respectively, in exchange for the proceeds of trust preferred securities issued by these trusts.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Operating Data:
Total interest income	$8,858	$8,415	$7,917	$7,548	$7,286	$6,908	$6,353	$5,866
Total interest expense	4,300	3,933	3,663	3,544	3,437	3,072	2,701	2,378

Net interest income	4,558	4,482	4,254	4,004	3,849	3,836	3,652	3,488
Provision for loan losses	662	255	211	211	(392)	85	223	154

Net interest income after provision for loan losses	3,896	4,227	4,043	3,793	4,241	3,751	3,429	3,334
Noninterest income	275	293	303	250	321	273	295	285
Noninterest expense	3,176	3,015	2,937	2,904	3,056	2,638	2,527	2,521

Income before income taxes	995	1,505	1,409	1,139	1,506	1,386	1,197	1,098
Provision for income taxes	385	573	563	432	546	516	446	407

Net income	$610	$932	$846	$707	$960	$870	$751	$691

Per Share Data: (1)
Net income:
Basic	$0.09	$0.13	$0.12	$0.10	$0.14	$0.13	$0.12	$0.11
Diluted	0.08	0.13	0.12	0.10	0.13	0.12	0.11	0.10
Common stock price:
High	$17.25	$21.75	$17.20	$17.49	$16.66	$14.67	$11.33	$12.22
Low	12.00	16.80	15.67	15.70	14.17	10.67	9.78	9.55
Close	12.75	16.85	17.20	16.67	16.00	14.33	11.33	9.78
Book value	$4.52	$4.35	$4.10	$4.03	$3.90	$3.75	$3.55	$3.40

(1) Adjusted for the effects of three for two stock splits in 2007 and 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Our hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. We may use a variety of commonly used derivative products that are instruments used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars. Currently, we utilize a stand-alone derivative financial instrument, in the form of an interest rate floor in our asset/liability management program. The transaction involves both credit and market risk. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The instrument is designated as a cash flow hedge of the risk of overall changes in cash flows below the strike rate on the floor. The cash flow hedge is consistent with our risk management objective and strategy to reduce our exposure to decreases in cash flows relating to interest receipts on its prime-based variable-rate loans. At December 31, 2007, the outstanding notional value of the interest rate floor was $50.0 million with a fair value of $1.0 million and an unrealized gain of $681,000 and a maturity date of November 1, 2009. Additional discussion of derivatives is presented in Note L to our consolidated financial statements included under Item 8 of Part II in this Form 10-K.

See the section entitled “Asset/Liability Management” in Item 7 for a more detailed discussion of market risk.

Item 8. Financial Statements and Supplemental Data.

The information required by this Item is found beginning at page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human adherence to and compliance with policies and procedures. It is subject to lapses in judgment and breakdowns resulting from human failures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

    Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item concerning our directors and executive officers is incorporated by reference from the sections captioned “Proposal No. 1 - Election of Directors”, “Other Information – Other Directors” and “Other Information - Executive Officers” contained in our proxy statement related to the 2008 Annual Meeting of Shareholders scheduled to be held on May 29, 2008. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of our proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Since the date of our proxy statement for our 2007 Annual Meeting of Shareholders, we have not made any material change to the procedures by which our shareholders may recommend nominees to our Board of Directors. Those procedures are discussed under the section captioned “Director Nominations” in our proxy statement for the 2008 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation”, “Other Information – Compensation Discussion and Analysis”, “Employment and Change in Control Agreements” , “Other Information – Compensation Committee Report”, “Other Information – Compensation Committee Interlocks and Insider Participation”, and “Other Information - Director Compensation” contained in our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Management and Certain Beneficial Owners” contained in our proxy statement and in Part II, Item 5 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 15. Exhibits and Financial Statement Schedules.

(A)	Exhibits

Exhibit No.	Exhibit Title

3.1 (a)	Articles of Incorporation, amended as of May 9, 2007

3.2 (a)	Bylaws adopted June 7, 2002

4.1 (a)	Form of North State Bancorp stock certificate

4.2 (f)	Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of March 17, 2004

4.3 (f)	Indenture dated as of March 17, 2004, between North State Bancorp, as Issuer and U.S. Bank National Association, as Trustee

4.4 (b)	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of December 15, 2005

4.5 (b)	Indenture dated as of December 15, 2005, between North State Bancorp, as Issuer and Wilmington Trust Company, as Trustee

4.6 (h)	Amended and Restated Declaration of Trust by and among Wells Fargo Delaware Trust Company, as Delaware Trustee, Wells Fargo Bank, N.A., as Property Trustee, North State Bancorp, as Depositor, and Kirk A. Whorf, Sandra A. Temple and David M. Shipp as administrators, dated as of November 28, 2007

4.7 (h)	Junior Subordinated Indenture dated as of November 28, 2007, between North State Bancorp, as Issuer and Wells Fargo Bank, N.A., as Trustee

10.1 (c)	Stock Option Plan for Non-Employee Directors, assumed as of June 28, 2002

10.2 (c)	Stock Option Plan for Employees, assumed as of June 28, 2002

10.3 (d)	Employment Agreement between North State Bank and Larry D. Barbour, dated as of June 1, 2000

10.4 (d)	Change in Control Agreement between North State Bank and Kirk A. Whorf, dated as of June 1, 2000, as amended on October 29, 2002

10.5 (d)	Change in Control Agreement between North State Bank and Judy M. Stephenson, dated as of June 1, 2000

10.6 (d)	Change in Control Agreement between North State Bank and Sandra A. Temple, dated as of June 1, 2000, as amended on October 24, 2002

10.7 (e)	2003 Stock Plan

10.8 (f)	Guarantee Agreement dated as of March 17, 2004, by and between North State Bancorp and U.S. Bank National Association

10.9 (b)	Guarantee Agreement dated as of December 15, 2005, by and between North State Bancorp and Wilmington Trust Company

10.11(f)	Lease dated May 1, 2003 between North State Bancorp and NHM00, LLC.

10.12(g)	Assignment and Assumption of Lease effective January 14, 2000 among North State Bank, Oberlin Investors Two, LLC and Branch Banking & Trust Company.

10.13(g)	Office Lease dated April 10, 2000 between North State Bank and Oberlin Investors Two, LLC (including Amendment No. One dated March 29, 2001).

10.14(i)	Lease agreement dated as of December 29, 2006 by and between North State Bank and Atrium Investments, LLC

10.15(i)	Lease agreement dated as of November 1, 2006 between North State Bancorp and Capital Club Properties, LLC

10.16(h)	Guarantee Agreement dated as of November 28, 2007, by and between North State Bancorp and Wells Fargo Bank, N.A.

10.17	Change in Control Agreement between North State Bank and David M. Shipp, dated September 10, 2007

21.1	List of Subsidiaries

23	Consent of Dixon Hughes PLLC

31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) Incorporated by reference to exhibits filed with our Quarterly Report of Form 10-Q f on May 15, 2007.

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

(h) Incorporated by reference to exhibits filed with our Current Report on Form 8-K filed on November 30, 2007.

(i) Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

ITEM 8 – FINANCIAL STATEMENTS

NORTH STATE BANCORP & SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

North State Bancorp

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of North State Bancorp and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North State Bancorp and subsidiary at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 28, 2008

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$11,425	$12,189
Interest-earning deposits with banks	1,139	1,249
Federal funds sold	18,202	44,059
Investment securities available for sale, at fair value (Note C)	34,843	41,932

Loans (Note D)	469,228	345,943
Less allowances for loan losses (Note E)	5,020	3,983

NET LOANS	464,208	341,960
Accrued interest receivable	2,090	1,754
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,621	939
Premises and equipment (Note F)	10,463	7,810
Other assets (Note I)	3,529	3,585

TOTAL ASSETS	$547,520	$455,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$94,788	$105,228
Savings, money market and NOW	199,503	154,400
Time (Note G)	163,019	142,450

TOTAL DEPOSITS	457,310	402,078
Accrued interest payable	2,511	2,297
Short-term borrowings (Note H)	37,886	10,670
Long-term debt (Note H)	16,332	11,196
Accrued expenses and other liabilities (Note N)	1,924	2,639

TOTAL LIABILITIES	515,963	428,880

Commitments (Note L)
Shareholders’ equity (Notes K and N):
Preferred stock, no par value, 1,000,000 shares authorized, none issued	-	-
Common stock, no par value as of May 9, 2007; prior to
May 9, 2007 $1 par value; 10,000,000 shares authorized
6,974,604 and 4,542,061 shares issued and outstanding
December 31, 2007 and 2006, respectively	19,609	4,542
Additional paid-in capital	-	14,002
Accumulated earnings	11,439	8,344
Accumulated other comprehensive income (loss)	509	(291)

TOTAL SHAREHOLDERS’ EQUITY	31,557	26,597

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$547,520	$455,477

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$29,756	$23,426	$16,911
Investment securities:
Taxable	1,482	1,474	1,078
Tax-exempt	269	265	110
Federal funds sold	1,010	1,031	643
Dividends and interest earning deposits	221	216	39

TOTAL INTEREST INCOME	32,738	26,412	18,781

INTEREST EXPENSE
Money market, NOW and savings deposits	6,883	5,210	2,786
Time deposits	7,186	5,322	3,141
Short-term borrowings	515	274	229
Long-term debt	855	781	341

TOTAL INTEREST EXPENSE	15,439	11,587	6,497

NET INTEREST INCOME	17,299	14,825	12,284
PROVISION FOR LOAN LOSSES (Note E)	1,339	69	792

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,960	14,756	11,492

NON-INTEREST INCOME (Note J)	1,121	1,174	1,310

NON-INTEREST EXPENSE
Salaries and employee benefits (Note N)	6,574	5,539	4,602
Occupancy and equipment (Note F)	1,900	1,672	1,370
Other (Note J)	3,559	3,532	2,929

TOTAL NON-INTEREST EXPENSE	12,033	10,743	8,901

INCOME BEFORE INCOME TAXES	5,048	5,187	3,901
INCOME TAXES (Note I)	1,953	1,915	1,463

NET INCOME	$3,095	$3,272	$2,438

NET INCOME PER COMMON SHARE
Basic	$.45	$.49	$.38

Diluted	$.42	$.46	$.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,917,365	6,617,228	6,392,127

Diluted	7,301,377	7,162,121	6,944,169

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Net income	$3,095	$3,272	$2,438

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	524	278	(373)
Tax effect	(202)	(106)	145
Reclassification of losses recognized in net income	-	-	(3)
Tax effect	-	-	1

Net of tax amount	322	172	(230)

Cash flow hedging activities:
Unrealized holding gains (losses) on hedging activities	700	(60)	-
Tax effect	(248)	23	-
Reclassification of gain recognized in net income	42	-	-
Tax effect	(16)	-	-

Net of tax amount	478	(37)	-

Total other comprehensive income (loss)	800	135	(230)

Comprehensive income	$3,895	$3,407	$2,208

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Common stock		Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Dollars in thousands, except per share data)
Balance at December 31, 2004	2,366,041	$2,366	$14,110	$2,634	$(196)	$18,914
Net income	-	-	-	2,438	-	2,438
Other comprehensive loss, net of tax	-	-	-	-	(230)	(230)
Six-for-five stock split	473,980	474	(474)	-	-	-
Stock options exercised	2,138	2	16	-	-	18

Balance at December 31, 2005	2,842,159	2,842	13,652	5,072	(426)	21,140
Net income	-	-	-	3,272	-	3,272
Other comprehensive income, net of tax	-	-	-	-	135	135
Three-for-two stock split	1,471,881	1,472	(1,472)	-	-	-
Stock based compensation	-	-	65	-	-	65
Stock options exercised including income tax benefit of $844	228,021	228	1,757	-	-	1,985

Balance at December 31, 2006	4,542,061	4,542	14,002	8,344	(291)	26,597
Net income	-	-	-	3,095	0	3,095
Other comprehensive income, net of tax	-	-	-	-	800	800
Three-for-two stock split	2,300,561	-	-	-	-	-
Stock based compensation	-	109	-	-	-	109
Stock options exercised including income tax benefit of $504	131,982	780	176	-	-	956
Change in par value of common stock	-	14,178	(14,178)	-	-	-

Balance at December 31, 2007	6,974,604	$19,609	$-	$11,439	$509	$31,557

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,095	$3,272	$2,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	637	542	489
Net (accretion) amortization of premiums on investment securities	(15)	21	108
Provision for loan losses	1,339	69	792
Stock based compensation	109	65	-
Deferred income taxes	(565)	(278)	(313)
Realized gain on sales of investment securities available for sale	-	-	(3)
Loss from sale of foreclosed assets	-	-	9
Change in assets and liabilities:
Increase in accrued interest receivable	(336)	(468)	(396)
Decrease (increase) in other assets	896	(1,423)	(492)
Increase in accrued interest payable	214	903	516
Increase (decrease) in accrued expenses and other liabilities	(715)	1,031	759

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,659	3,734	3,907

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(7,187)	(12,177)	(20,619)
Proceeds from maturities and repayments of investment securities available for sale	14,816	12,205	12,923
Proceeds from sales of investment securities available for sale	-	-	887
Net increase in loans	(123,587)	(51,533)	(49,721)
Redemption (purchase) of Federal Home Loan Bank stock	(682)	(295)	125
Purchases of premises and equipment	(3,290)	(2,494)	(2,105)
Proceeds from disposal of premises and equipment	-	-	14
Proceeds from sale of foreclosed assets	-	-	512

NET CASH USED BY INVESTING ACTIVITIES	(119,930)	(54,294)	(57,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	55,232	64,707	68,238
Net change in short term borrowings	27,216	664	(4,267)
Issuance of junior subordinated debentures	5,155	-	5,155
Net change in long-term debt	(19)	(19)	905
Excess tax benefits from exercise of stock options	504	844	-
Proceeds from exercise of stock options	452	1,141	18

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,540	67,337	70,049

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,731)	16,777	15,972
CASH AND CASH EQUIVALENTS, BEGINNING	57,497	40,720	24,748

CASH AND CASH EQUIVALENTS, ENDING	$30,766	$57,497	$40,720

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,226	$12,490	$5,981
Income taxes paid	1,684	1,814	1,885

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on investment securities available for sale, net of tax	$322	$172	$(230)
Unrealized gain (loss) on hedging activities, net of tax	478	(37)	-

See accompanying notes.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE A - ORGANIZATION AND OPERATIONS

On June 28, 2002, North State Bancorp (the “Company”) was formed as a holding company for North State Bank (the “Bank”). Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding shares of the Bank’s $5 par value common stock. On May 9, 2007, the Company’s shareholders approved the decrease of the Company’s par value of common stock from $1.00 per share to no par value per share. The Company currently has no operations and conducts no business on its own other than owning the Bank, North State Statutory Trust I, North State Statutory Trust II and North State Statutory Trust III, all of which are wholly-owned subsidiaries of the Company. The Company is subject to the rules and regulations of the Federal Reserve Bank and the North Carolina Commissioner of Banks.

The Bank was incorporated May 25, 2000 and began banking operations on June 1, 2000. The Bank is engaged in general commercial and retail banking in central North Carolina, principally Wake County and in southeast North Carolina in New Hanover County, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Bank’s wholly-owned subsidiary, North State Bank Financial Services, Inc., offers brokerage services.

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

Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” North State Statutory Trust I, North State Statutory Trust II and North State Statutory Trust III are not included in the Company’s consolidated financial statements. The junior subordinated debentures issued by the Company to the three Trusts are included in long-term debt and the Company’s equity interest in the three Trusts is included in other assets.

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In evaluating the allowance for loan losses the Company prepares an analysis of its current loan portfolio using historical loss rates, peer statistics and data from its portfolio. The Company utilizes a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually evaluated for impairment as detailed in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure”. Other groups of loans based on loan size may be selected for impairment review. The Company has identified seven factors that are considered as indicators of changes in the level of risk of loss inherent with the Company’s loan portfolio. These factors include payment performance, overall portfolio quality utilizing weighted average risk rating, general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, the interest rate environment, levels of highly leveraged transactions and levels of commercial real estate concentrations, which address the risks associated with construction, development and non-owner occupied commercial real estate lending.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is considered probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.

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

Mortgage Origination Fees

The Company originates single family, residential first mortgage loans as a mortgage broker. The Company does not retain the mortgage loans it originates. The Company recognizes certain origination and service release fees at the time of closing, which are included in non-interest income as “Mortgage origination fees.”

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment was carried at a cost of $1.6 million and $939,000, respectively, as of December 31, 2007 and 2006. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2007.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which was issued by the Financial Accounting Standards Board (“FASB”), in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. SFAS No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

At December 31, 2007, the Company had three stock-based compensation plans, which are more fully described in Note N.

Earnings Per Common Share

The Company issued a 3-for-2 stock split in each of 2007 and 2006 and a 6-for-5 stock split in 2005. All references in these financial statements to per share results and weighted average common and potential common shares outstanding have been adjusted for the effects of these stock splits.

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2007	2006	2005
Weighted average number of common shares used in computing basic net income per share	6,917,365	6,617,228	6,392,127
Effect of dilutive stock options	384,012	544,893	552,042

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,301,377	7,162,121	6,944,169

For the year ended December 31, 2007 there were 11,776 anti-dilutive shares excluded from the calculation of total dilutive weighted average shares due to the exercise price exceeding the average market price for the year. There were no anti-dilutive options for the years ended December 31, 2006 and 2005.

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) (Continued)

Accumulated other comprehensive income consists of the following:

Accumulated other comprehensive income (loss):	2007	2006	2005
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$115	$(410)	$(688)
Tax effect	(47)	156	262

Net unrealized holding gains (losses) on available for sale securities	68	(254)	(426)

Unrealized holding gains (losses) on hedging activities	681	(60)	-
Tax effect	(240)	23	-

Net unrealized holding gains (losses) on hedging activities	441	(37)	-

Total accumululated other comprehensive income (loss)	$509	$(291)	$(426)

Derivative Instruments

The Company’s deposit and loan activities are vulnerable to interest rate risk. The associated variability in cash flows may impact the results of operations of the Company. The Company’s hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. The Company may employ a variety of common derivative products that are instruments used by financial institutions to manage interest rate risk. The financial instruments that may be used as part of a hedging strategy include swaps, caps, floors and collars.

Under the guidelines of SFAS No. 133, derivative financial instruments generally are required to be carried at fair value. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company utilizes a stand-alone derivative financial instrument, in the form of an interest rate floor, in its asset/liability management program. Under the guidelines of SFAS No. 133, derivative financial instruments generally are required to be carried at fair value. The floor is designated as a cash flow hedge of the overall changes in cash flows on the first Prime based interest payments received by the Company each calendar month during the term of the hedge that in aggregate for each period, are interest payments on principal from specified portfolios greater than or equal to the notional amount of the floor.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial and retail banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

Recent Accounting Pronouncements

FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39”, amends FIN 39 to permit entities to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

right to reclaim cash collateral (a receivable) or obligation to return cash collateral (a payable) arising from derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 and the effects of applying this FSP, if any, are to be recognized as a change in accounting principle through retrospective application. The Company anticipates that this FSP will have a limited impact on the Company’s financial position, results of operations and cash flows.

The Company adopted the provisions of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), effective January 1, 2007. The adoption of the provisions of SFAS 155 had no effect on the Company’s consolidated financial position or results of operations.

The provisions of SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), were effective beginning January 1, 2007. The adoption of the provisions of SFAS 156 had no effect on the Company’s consolidated financial position or results of operations.

SFAS 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has evaluated the effect of implementing SFAS 157 on its financial position and results of operations and has determined that the impact of implementation will not have a material effect on its financial assets and liabilities, including its derivative financial instruments.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS 159 requires additional disclosures related to the fair value measurements included in the companies financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, the Company will adopt SFAS 159 effective January 1, 2008. The Company has evaluated the effect of implementing SFAS 159 and has determined that the impact of implementation will not have a material effect on its financial position or results of operations.

On March 19, 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The standard was not yet adopted as of December 31, 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007. There was no material impact from the adoption of FIN 48.

The Emerging Issues Task Force (“EITF”) of FASB reached a consensus at its September 2006 meeting regarding EITF 06-5, “Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4”. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The adoption of the provisions of EITF 06-5 had no effect on the Company’s consolidated financial position or results of operations.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Reclassification

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform with the 2007 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	At December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:	(Dollars in thousands)

U. S. government securities and obligations of U.S. governmental agencies	$9,232	$133	$1	$9,364
State and municipal securities	5,993	2	25	5,970
Mortgage-backed securities	19,503	118	112	19,509

Total securities available for sale	$34,728	$253	$138	$34,843

	At December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:	(Dollars in thousands)

U. S. government securities and obligations of U.S. governmental agencies	$11,991	$9	$57	$11,943
State and municipal securities	6,110	-	34	6,076
Mortgage-backed securities	24,240	11	338	23,913

Total securities available for sale	$42,341	$20	$429	$41,932

The following table shows at December 31, 2007 and 2006 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity. The unrealized losses relate to two U.S. Government Agency bonds, 14 mortgage-backed securities and three municipal bonds. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE C - INVESTMENT SECURITIES (Continued)

	2007
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$-	$-	$1,997	$1	$1,997	$1
State and local governments	1,519	22	548	3	2,067	25
Mortgage-backed securities	-	-	8,306	112	8,306	112

Total temporarily impaired securities	$1,519	$22	$10,851	$116	$12,370	$138

	2006
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$1,979	$9	$7,926	$48	$9,905	$57
State and local governments	1,529	12	1,547	22	3,076	34
Mortgage-backed securities	4,634	19	14,615	319	19,249	338

Total temporarily impaired securities	$8,142	$40	$24,088	$389	$32,230	$429

The amortized cost and fair values of securities available for sale at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2007
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due within one year	$4,008	$4,016
Due after one but within five years	8,231	8,347
Due after five but within ten years	4,442	4,459
Due after ten years	18,047	18,021

	$34,728	$34,843

Securities with a carrying value of $30.1 million and $17.3 million at December 31, 2007 and 2006, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

No investment securities were sold during 2007 and 2006. During 2005, proceeds from the sale of investment securities of $887,000 resulted in a net gain of $3,000.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE D - LOANS

Following is a summary of loans:

	At December 31,
	2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)

Commercial	$320,386	68.22%	$239,014	69.04%
Real estate - construction	95,033	20.24%	67,404	19.47%
Real estate - 1 to 4 family mortgage	29,534	6.29%	21,438	6.19%
Loans to individuals	4,065	0.87%	3,414	0.99%
Home equity lines of credit	20,592	4.38%	14,933	4.31%

Subtotal	469,610	100.00%	346,203	100.00%
Unamortized net deferred loan fees	(382)		(260)

Total loans	$469,228		$345,943

Loans are primarily made in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

Nonperforming assets at December 31, 2007 and 2006 consisted of the following:

	At December 31,
	2007		2006
	(Dollars in thousands)

Nonaccrual loans	$3,103		$397
Restructured loans	-		-

Total nonperforming loans	3,103		397
Other real estate owned	-		-

Total nonperforming assets	$3,103		$397

Accruing loans past due ninety days or more	$492		$-
Other impaired loans	$327		$242
Allowance for loan losses	$5,020		$3,983
Nonperforming loans to period end loans	0.66%		0.11%
Allowance for loan losses to period end loans	1.07%		1.15%
Nonperforming assets to loans and other real estate	0.66%		0.11%
Nonperforming assets to total assets	0.57%		0.09%
Ratio of allowance for loan losses to nonperforming loans	1.62	x	10.03	x

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE D – LOANS (Continued)

All loans rated “Doubtful” and “Loss” are individually analyzed for impairment as detailed in SFAS No. 114. Other groups of loans based on loan size may be selected for impairment review. At December 31, 2007, the total recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $3.9 million. Impaired loans of $3.4 million had a corresponding allowance of $472,000. There was no corresponding allowance for the remaining impaired loans consisting of two loans past due ninety days of $434,000 and $57,000. For the year ended December 31, 2007, the average recorded investment in impaired loans was approximately $761,000. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was not material.

At December 31, 2006, the total recorded investment in loans that management considered impaired in accordance with SFAS No. 114 totaled $639,000 with a corresponding allowance of $534,000. For the year ended December 31, 2006, the average recorded investment in impaired loans was approximately $266,000. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was not material.

The Company has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. A summary of related party loan transactions is as follows (dollars in thousands):

Balance at December 31, 2006	$12,580
Additional borrowings	10,222
Loan repayments	(6,518)

Balance at December 31, 2007	$16,284

At December 31, 2007, the Company had pre-approved but unused lines of credit totaling $8.8 million to executive officers, directors and their affiliates.

NOTE E - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
	(Dollars in thousands)

Beginning balance	$3,983	$3,679	$3,053
Provision for loan losses	1,339	69	792

Charge-offs	(302)	(5)	(206)
Recoveries	-	240	40

Net recoveries/(charge-offs)	(302)	235	(166)

Ending balance	$5,020	$3,983	$3,679

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE F - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands)

Land	$4,695	$2,492
Buildings	3,683	3,683
Leasehold improvements	959	805
Furniture, fixtures and equipment	3,416	2,999
Construction in process	522	9

	13,275	9,988
Accumulated depreciation	(2,812)	(2,178)

Total	$10,463	$7,810

Depreciation and amortization amounting to $637,000 in 2007, $542,000 in 2006 and $489,000 in 2005 is included in occupancy and equipment expense.

The Company leases office facilities under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (dollars in thousands):

Year ending December 31:

2008	$1,043
2009	1,084
2010	1,072
2011	1,072
2012	1,002
Thereafter	5,766

$11,039

Total rental expense for the years ended December 31, 2007 and 2006 amounted to $894,000 and $809,000, respectively. Rent expense is included in occupancy and equipment expenses.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was approximately $90.4 million and $73.2 million, respectively.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE G – DEPOSITS (Continued)

At December 31, 2007, the scheduled maturities of time deposits were as follows:

	At December 31, 2007
	Less than $100,000 (1)	$100,000 or more	Total
	(Dollars in thousands)
2008	$64,930	$78,704	$143,634
2009	5,122	8,731	13,853
2010	2,485	1,190	3,675
2011	66	626	692
2012	35	1,130	1,165

	$72,638	$90,381	$163,019

(1) Includes $10.0 million of wholesale brokered certificates of deposit maturing May 16, 2008 issued in denominations of $1,000 per account.

NOTE H – BORROWINGS

Short-term Borrowings

The Company had repurchase agreements outstanding in the amount of $23.9 million and $10.7 million at December 31, 2007 and 2006, respectively. Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are collateralized by U.S. Government Agency obligations. These repurchase agreements are due within one year and are classified as short-term borrowings in the accompanying consolidated balance sheets.

At December 31, 2007, the Company had $14.0 million in a short-term Federal Home Loan Bank advances. The advances consisted of $8.0 million, maturing January 3, 2008 with an interest rate of 4.60% and $6.0 million maturing January 7, 2008 with an interest rate of 4.51%. These advances are secured by a blanket floating lien on qualifying 1-4 family mortgage loans.

As of December 31, 2007 the Company had available lines of credit totaling approximately $61.0 million with various financial institutions for borrowing on a short-term basis, with no amounts outstanding at that date. These lines are subject to annual renewals with varying interest rates.

Long-term Debt

On March 17, 2004, the Company issued $5.2 million of junior subordinated debentures to North State Statutory Trust I (“Trust I”) in exchange for the proceeds of trust preferred securities issued by Trust I. On December 15, 2005, the Company issued $5.2 million of junior subordinated debentures to North State Statutory Trust II (“Trust II”) in exchange for the proceeds of trust preferred securities issued by Trust II. On November 28, 2007, the Company issued $5.2 million of junior subordinated debentures to North State Statutory Trust III (“Trust III”) in exchange for the proceeds of trust preferred securities issued by Trust III. Trust I, Trust II and Trust III are wholly owned by the Company. The junior subordinated deferrable interest debentures are included in long-term debt and the Company’s equity interests in Trust I, Trust II and Trust III are included in other assets.

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE H – BORROWINGS (Continued)

Long-term Debt (Continued)

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

The junior subordinated debentures for Trust III pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 2.75%. The debentures are redeemable on November 28, 2037 or afterwards in whole or in part, on any January 15, April 15, July 15 or October 15. Redemption is mandatory at December 15, 2037. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities issued by Trust I, Trust II and Trust III presently qualify as Tier 1 regulatory capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2007.

At December 31, 2007 and 2006, the Company had $867,000 and $886,000, respectively, in a long-term Federal Home Loan Bank advance. This advance, maturing October 7, 2025, funds a qualified Community Investment Program loan. The Company pays 2.00% interest for the advance with the loan earning 4.00%. These advances are secured by a blanket floating lien on qualifying 1-4 family mortgage loans.

	For the Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements	$23,886	$10,670
FHLB advances	14,000	-

	$37,886	$10,670

Long-term debt:
FHLB advances	$867	$886
Junior subordinated debentures	15,465	10,310

	$16,332	$11,196

Trust preferred securities and related junior subordinated debentures outstanding are as follows:

	Carrying Value at December 31,		Maturity Date	Interest rate
	2007	2006
	(Dollars in thousands)
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	-	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$10,310

NOTE I - INCOME TAXES -

The significant components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE I – INCOME TAXES (Continued)

	2007	2006	2005
	(Dollars in thousands)
Current tax expense:
Federal	$2,085	$1,781	$1,487
State	433	412	289

	2,518	2,193	1,776

Deferred tax provision:
Federal	(472)	(241)	(259)
State	(174)	(60)	(82)

	(646)	(301)	(341)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	1,872	1,892	1,435
Increase in valuation allowance	81	23	28

Net provision for income taxes	$1,953	$1,915	$1,463

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2007	2006	2005
	(Dollars in thousands)
Expected income tax expense	$1,716	$1,764	$1,326
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	171	232	137
Adjustment to deferred tax asset valuation allowance	81	23	28
Other permanent differences	(15)	(104)	(28)

Provision for income taxes	$1,953	$1,915	$1,463

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2007 and 2006 are as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE I – INCOME TAXES (Continued)

	2007	2006
	(Dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,798	$1,282
Deferred compensation	543	502
Unrealized loss on available for sale securities	-	155
Unrealized loss on hedge activities	-	24
Lease obligations	74	19
State net operating loss carrryforwards	132	55

Total deferred tax assets	2,547	2,037
Less: Valuation allowance	(132)	(51)

Net deferred tax asset	2,415	1,986
Deferred tax liabilities relating to:
Deferred loan origination fees	(179)	(140)
Unrealized loss on available for sale securities	(47)	-
Unrealized loss on hedge activities	(240)	-
Property and equipment	(52)	(65)
Prepaid expenses	(58)	(41)

Total deferred tax liabilities	(576)	(246)

Net recorded deferred tax assets included in other assets	$1,839	$1,740

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007. There was no material impact from the adoption of FIN 48. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during 2007. The Company’s federal and state income tax returns are subject to examination for the years 2004, 2005, and 2006. There was no unfunded tax provision at December 31, 2007.

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)
Mortgage origination fees	$230	$326	$492
Service charges and fees on deposits	703	754	682
Gain on sale of investment securities	-	-	3
Other	188	94	133

Total non-interest income	$1,121	$1,174	$1,310

The major components of other non-interest expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE (Continued)

	2007	2006	2005
	(Dollars in thousands)
Professional fees	$291	$295	$341
Postage, printing & office supplies	173	144	126
Advertising and promotion	317	295	276
Data processing & other outsourced services	679	553	398
Directors fees	286	638	399
Other	1,813	1,607	1,389

Total non-interest expense	$3,559	$3,532	$2,929

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

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank. As of December 31, 2007 and 2006, the Bank met its capital adequacy requirements as set forth below:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE K - REGULATORY MATTERS (Continued)

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007:
Total Capital (to Risk-
Weighted Assets)	$48,640	10.32%	$37,722	8.00%	$47,153	10.00%
Tier I Capital (to Risk-
Weighted Assets)	43,620	9.25%	18,861	4.00%	28,292	6.00%
Tier I Capital (to Average
Assets)	43,620	8.50%	20,529	4.00%	25,661	5.00%
As of December 31, 2006:
Total Capital (to Risk-
Weighted Assets)	$36,308	10.21%	$28,436	8.00%	$35,546	10.00%
Tier I Capital (to Risk-
Weighted Assets)	32,325	9.09%	14,218	4.00%	21,327	6.00%
Tier I Capital (to Average
Assets)	32,325	7.58%	17,049	4.00%	21,311	5.00%

The Company is also subject to these capital requirements. Information regarding the Company’s capital and capital ratios is set forth below:

	December 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$51,533	10.89%	$41,181	11.56%
Tier I Capital (to Risk-Weighted Assets)	46,513	9.83%	37,198	10.44%
Tier I Capital (to Average Assets)	46,513	9.03%	37,198	9.34%

NOTE L – DERIVATIVES AND OFF-BALANCE SHEET RISK

Derivative Financial Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, the Company must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship.

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, the Company uses an interest rate floor to protect against movements in interest rates below the floor’s strike rate over the life of the agreement. The interest rate floor has a notional amount of $50.0 million, a strike rate of 7.50%, and a maturity date of November 1, 2009. The floor hedges the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (“Prime”). For accounting purposes, the floor is designated as a cash flow hedge of the overall changes in cash

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE L – DERIVATIVES AND OFF-BALANCE SHEET RISK (Continued)

Derivative Financial Instruments and Hedging Activities (Continued)

flows on the first Prime-based interest payments received by the Company each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios greater than or equal to the notional amount of the floor.

On a quarterly basis, the Company performs effectiveness testing. The Company uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge,” for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans”) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The Company also monitors the risk of counterparty default on an ongoing basis. Hedge ineffectiveness at December 31, 2007 and 2006 was insignificant.

Prepayments in hedged loan portfolios are treated in a manner consistent with the guidance in SFAS 133 Implementation Issue No. G25, “Cash Flow hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans,” which allows the designated forecasted transactions to be the variable, Prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.

As of December 31, 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

At December 31, 2007 and 2006, derivatives with a fair value of $1.0 million and $305,000, respectively, were included in other assets. For the years ended December 31, 2007 and 2006, the change in net unrealized gains and losses on derivatives designated as cash flow hedges reported in the consolidated statements of changes in stockholder’s equity was $742,000 (net gain) and $60,000 (net loss), respectively. Prior to 2006, the Company had no derivative financial instruments.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income when the originally hedged forecasted transactions (interest income on variable-rate assets) affect earnings. The change in net unrealized gains and losses on cash flow hedges reflects a reclassification of $42,000 and $45 of net unrealized gains and losses from accumulated other comprehensive income to reduce interest income for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2008, the Company estimates that an additional $251,000 will be reclassified from accumulated other comprehensive income as an addition to interest income.

At December 31, 2007, the information pertaining to the outstanding interest rate floor (purchased option) agreement is as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Notional amount	$50,000	$50,000
Fair Value	1,005	305
Unrealized gain (loss) relating to interest rate floor	681	(61)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE L – DERIVATIVES AND OFF-BALANCE SHEET RISK (Continued)

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2007 is as follows (dollars in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$22,702
Undisbursed lines of credit	75,514
Standby letters of credit	2,306

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans (Continued)

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$11,425	$11,425	$12,189	$12,189
Interest-earning deposits with banks	1,139	1,139	1,249	1,249
Federal funds sold	18,202	18,202	44,059	44,059
Investment securities available for sale	34,843	34,843	41,932	41,932
Loans, net	464,208	465,056	341,960	336,544
Accrued interest receivable	2,090	2,090	1,754	1,754
Stock in the Federal Home Loan Bank	1,621	1,621	939	939
Financial liabilities:
Deposits	$457,310	$456,646	402,078	$402,070
Short-term borrowings	37,886	37,886	10,670	10,670
Long-term debt	16,332	16,321	11,196	11,185
Accrued interest payable	2,511	2,511	2,297	2,297
On-balance sheet derivative financial instruments:
Interest rate floor agreement
	$1,005	$1,005	305	$305

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Option Plans

During 2000, the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the Bank’s holding company reorganization. In 2003, the Company adopted, with shareholder approval, the 2003 Stock Plan. The 2003 Stock Plan replaced the two prior plans. All shares available for issuance under the prior plans, plus any shares covered by outstanding options that are forfeited under the prior plans, were transferred to the 2003 Plan. An aggregate of 1,239,827 shares of the Company’s common stock was initially reserved for options under the stock option plans. On May 9, 2007, the Company’s shareholders approved an additional 525,000 shares of the Company’s common stock for future issuance of options under the 2003 Stock Plan. Certain of the options granted to directors in 2000 vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is estimated based on the Company’s historical volatility over a period similar to the expected life of the option grant. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2007 and 2006.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

	2007	2006
Estimated fair value of options granted	$10.74	$5.63
Assumptions in estimating option values:
Risk-free interest rate	4.45%	5.37%
Dividend yield	0.00%	0.00%
Volatility	41.67%	25.00%
Expected life	10 years	10 years

A summary of option activity under the stock option plans for the year ended December 31, 2007, adjusted for the effect of the 3-for-2 stock split in the second quarter of 2007 is as follows:

	Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding December 31, 2006	724,314	3.34	4.24 years
Granted	35,500	17.87
Exercised	(160,854)	2.77
Forfeited	(1,180)	5.15

Outstanding December 31, 2007	597,780	$4.36	3.75 years	$5,015

Exercisable at December 31, 2007	503,048	$2.98		$4,915

For the year ended December 31, 2007, the intrinsic value of options exercised was approximately $2.4 million. During third quarter of 2007, 35,500 options were granted with a fair value of $10.74 per option. The fair value of options vested was approximately $109,000 for the year ended December 31, 2007. As of December 31, 2007, approximately $536,500 of share-based compensation expense remained to be recognized over a weighted average period of 2.97 years.

Cash received from option exercises under share-based payment arrangements for the year ended December 31, 2007 was approximately $445,000. A tax benefit of $504,000 was realized for tax deductions from option exercise of the share-based payment arrangements during the year ended December 31, 2007.

The impact of the adoption of SFAS 123R is as follows:

	For the year ended December 31,
	2007	2006
	(in thousands except per share data)
Income before income tax expense	$(109)	$(65)
Net income	$(109)	$(65)

Cash flow from operating activities	$(504)	$(844)
Cash flow provided by financing activities	$504	$844

Basic earnings per share	$(0.02)	$(0.01)
Diluted earnings per share	$(0.01)	$(0.01)

Employment Agreements

The Company has entered into an employment agreement with its chief executive officer to ensure a stable and competent management base. This agreement provides for benefits as spelled out in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s right to receive certain

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employment Agreements (Continued)

vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreement, the acquirer will be bound to the terms of this contract.

The Company has entered into agreements with three executive officers and two non-executive officers that provide for severance pay benefits in the event of a change in control of the Company which results in the termination of such officers or diminished compensation, duties or benefits.

Deferred Compensation Plan for Directors

In December 2001, the Company implemented a non-qualifying deferred compensation plan for directors. Under the plan, a participating director could elect to defer receipt of all or a portion of his or her director fees that would otherwise be payable in cash. At the end of each calendar year, the fees electively deferred during the year were converted, using a formula based upon 125% of the dollar amount of fees deferred and the fair value of the Company’s common stock at the close of business on the preceding January 1, into a hypothetical number of shares (the “phantom shares”) credited to the participating director’s account. The then current value of all phantom shares accumulated under the plan were payable to the participating director, or to his or her designated beneficiary, upon retirement, disability or death. Provisions of $613,000 in 2006 and $399,000 in 2005 were expensed to provide for future obligations payable under this plan. At December 31, 2006 and December 31, 2005, the outstanding deferred obligations were $1.3 million and $719,000, respectively. Effective December 31, 2006, the amount of phantom shares credited to a director under the plan was converted to a cash amount based on a value of $24.00 per phantom share. Beginning January 1, 2007, this amount was credited to a bookkeeping account for each director, and each month a rate of earnings will be credited to the account for the month equal to the 3-month LIBOR rate in effect on the last business day of the month plus 2%.

Beginning in 2007, the Company implemented a new deferred compensation plan for directors. Under this plan, a director may elect to defer the payment of all or a portion of his or her director’s fees that would otherwise have been paid currently. The fees deferred will be increased by 25% and credited to a bookkeeping account kept by the Company for the director. Beginning January 1, 2008, the fees will not be increased by 25%.

Director fees of $254,000 were expensed during 2007 to provide for the pre-2007 outstanding deferred obligations and fees expensed under the new 2007 deferred compensation plan for directors. During September 2007, the board of directors waived the equity compensation portion of the 2007 deferred compensation plan for fiscal 2007 and in December 2007 terminated the equity compensation portion in its entirety.

401(k) Retirement Plan

The Company maintains a qualified 401(k) Plan for regular full or part-time employees. Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. The Company matches 100% of such contributions not exceeding 6% of the participants’ compensation. In addition, the board of directors can authorize additional discretionary contributions to the plan. The plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions vest based on the years of service, vesting at 33.33% at the end of the first year of service, 66.67% at the end of the second year service, and 100% at the end of the third year of service. The expense related to this plan for the years ended December 31, 2007, 2006, and 2005 totaled approximately $280,000, $217,000, and $96,000, respectively.

NOTE O - PARENT COMPANY FINANCIAL DATA

Following are the condensed financial statements of North State Bancorp as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE O - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Financial Condition

December 31, 2007 and 2006

(Dollars in thousands)

Assets	2007	2006
Cash	$1,098	$3,720
Investment in North State Bank	44,130	32,034
Investment in North State Statutory Trust I	155	155
Investment in North State Statutory Trust II	155	155
Investment in North State Statutory Trust III	155	-
Other assets	1,396	876

Total assets	$47,089	$36,940

Liabilities and Shareholders’ equity
Other liabilities	$67	$33
Long-term debt	15,465	10,310

Shareholders’ equity
Common stock	19,609	4,542
Additional paid-in capital	-	14,002
Retained earnings	11,439	8,344
Accumulated other comprehensive income (loss)	509	(291)

Total shareholders’ equity	31,557	26,597

Total liabilities and shareholders’ equity	$47,089	$36,940

Condensed Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Equity in undistributed earnings of subsidiary	$3,895	$3,867	$2,760
Interest income	124	213	3
Interest expense	(838)	(763)	(334)
Other income	24	23	9
Other expense	(110)	(68)	-

Net income	$3,095	$3,272	$2,438

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE O - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$3,095	$3,272	$2,438
Adjustments to reconcile net income to net cash used by operating activities:
Amortization	2	1	12
Stock based compensation	109	65	-
Equity in undistributed earnings of subsidiaries	(3,895)	(3,867)	(2,760)
Dividends from subsidiaries		-	177
Changes in assets and liabilities:
(Increase) decrease in other assets	278	(707)	-
Increase in other liabilities	34	4	17

Net cash used by operating activities	(377)	(1,232)	(116)

Cash flows from investing activities:
Investment in subsidiaries	(8,356)	(1,134)	(1,165)

Net cash used by investing activities	(8,356)	(1,134)	(1,165)

Cash flows from financing activities:
Issuance of junior subordinated debentures	5,155	-	5,155
Proceeds from stock options exercised	453	1,141	18
Excess tax benefits from stock options	503	844	-

Net cash provided by financing activities	6,111	1,985	5,173

Net (decrease) increase in cash and cash equivalents	(2,622)	(381)	3,892
Cash and cash equivalents, beginning	3,720	4,101	209

Cash and cash equivalents, ending	$1,098	$3,720	$4,101

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: March 27, 2008	By:	/s/ Larry D. Barbour
Larry D. Barbour, President
and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Larry D. Barbour Larry D. Barbour	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2008

/s/ Kirk A. Whorf Kirk A. Whorf	Chief Financial Officer (principal financial officer)	March 27, 2008

/s/ JoAnn B. Bratton JoAnn B. Bratton	Controller (principal accounting officer)	March 27, 2008

/s/ Forrest H. Ball Forrest H. Ball	Director	March 27, 2008

/s/ James C. Branch James C. Branch	Director	March 27, 2008

/s/ Charles T. Francis Charles T. Francis	Director	March 27, 2008

/s/ Glenn Futrell Glenn Futrell	Director	March 27, 2008

C. Thomas Hendrickson	Director	March 27, 2008

/s/ Jeanette W. Hyde Jeanette W. Hyde	Director	March 27, 2008

S-1

/s/ J. Keith Keener J. Keith Keener	Director	March 27, 2008

Burley B. Mitchell, Jr.	Director	March 27, 2008

/s/ Barry W. Partlo Barry W. Partlo	Director	March 27, 2008

/s/ Gary H. Pendleton Gary H. Pendleton	Director	March 27, 2008

/s/ W. Harold Perry W. Harold Perry	Director	March 27, 2008

/s/ Nutan T. Shah Nutan T. Shah	Director	March 27, 2008

/s/ Fred J. Smith, Jr. Fred J. Smith, Jr.	Director	March 27, 2008

/s/ Jack M. Stancil Jack M. Stancil	Director	March 27, 2008

S-2