Form 10-Q
period 2008-03-31
NORTH STATE BANCORP
filed 2008-05-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

(Address of principal executive office)

(919) 787-9696

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 9, 2008, 7,162,316 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007*
	(Dollars in thousands, except per share data)
ASSETS

Cash and due from banks	$11,898	$11,425
Interest-earning deposits with banks	1,170	1,139
Federal funds sold	15,768	18,202
Investment securities available for sale, at fair value	30,679	34,843

Loans	500,669	469,228
Less allowance for loan losses	5,444	5,020

NET LOANS	495,225	464,208

Accrued interest receivable	1,977	2,090
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,666	1,621
Premises and equipment	10,710	10,463
Other assets	2,398	3,529

TOTAL ASSETS	$571,491	$547,520

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$101,470	$94,788
Savings, money market and NOW	219,662	199,503
Time deposits	172,239	163,019

TOTAL DEPOSITS	493,371	457,310

Accrued interest payable	2,640	2,511
Short-term borrowings	8,380	37,886
Long-term debt	31,327	16,332
Accrued expenses and other liabilities	2,270	1,924

TOTAL LIABILITIES	537,988	515,963

Commitments (Note C)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized 7,157,747 and 6,974,604 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	20,139	19,609
Retained earnings	12,068	11,439
Accumulated other comprehensive income	1,296	509

TOTAL SHAREHOLDERS’ EQUITY	33,503	31,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$571,491	$547,520

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except share and per share data)

INTEREST INCOME
Loans	$8,500	$6,762
Investments	394	446
Federal funds sold	48	287
Dividends and interest-earning deposits	46	53

TOTAL INTEREST INCOME	8,988	7,548

INTEREST EXPENSE
Money market, NOW and savings deposits	1,556	1,528
Time deposits	2,116	1,762
Short-term borrowings	146	52
Long-term debt	327	202

TOTAL INTEREST EXPENSE	4,145	3,544

NET INTEREST INCOME	4,843	4,004
PROVISION FOR LOAN LOSSES	426	211

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,417	3,793

NON-INTEREST INCOME
Fees from mortgage operations	41	42
Service charges and fees on deposit accounts	191	171
Other	71	37

TOTAL NON-INTEREST INCOME	303	250

NON-INTEREST EXPENSE
Salaries and employee benefits	2,104	1,512
Occupancy and equipment	581	461
Professional fees	95	55
Postage, printing and office supplies	51	51
Data processing and other outsourced services	212	158
Advertising	68	51
Other	612	616

TOTAL NON-INTEREST EXPENSE	3,723	2,904

INCOME BEFORE INCOME TAXES	997	1,139
INCOME TAXES	368	432

NET INCOME	$629	$707

NET INCOME PER COMMON SHARE
Basic	$.09	$.10

Diluted	$.09	$.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,138,556	6,844,209

Diluted	7,327,969	7,285,991

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net income	$629	$707

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	449	159
Tax effect	(173)	(61)

Net of tax amount	276	98

Cash flow hedging activities:
Unrealized holding gains on hedging activities	900	50
Tax effect	(370)	(12)
Reclassification of gains (losses) recognized in net income	(31)	2
Tax effect	12	(1)

Net of tax amount	511	39

Total other comprehensive income	787	137

Comprehensive income	$1,416	$844

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income	equity
	(Dollars in thousands)
Balance at December 31, 2007	6,974,604	$19,609	$11,439	$509	$31,557
Net income	—	—	629	—	629
Other comprehensive income, net of tax	—	—	—	787	787
Stock based compensation	—	41	—	—	41
Stock options exercised	183,143	489	—	—	489

Balance at March 31, 2008	7,157,747	$20,139	$12,068	$1,296	$33,503

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$629	$707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	169
Net (accretion) amortization of premiums and discounts on investment securities	3	(5)
Provision for loan losses	426	211
Stock based compensation	41	21
Change in assets and liabilities:
Decrease in accrued interest receivable	113	1
Increase in other assets	(436)	(101)
Increase in accrued interest payable	129	347
Increase in accrued expenses and other liabilities	346	205

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,452	1,555

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of derivative	1,905	—
Proceeds from maturities and repayments of investment securities available for sale	4,610	3,087
Purchases of premises and equipment	(448)	(109)
Net increase in loans	(31,443)	(20,003)
Purchase of Federal Home Loan Bank Stock	(45)	—

NET CASH USED BY INVESTING ACTIVITIES	(25,421)	(17,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,061	24,098
Net decrease in short-term borrowings	(29,506)	(1,605)
Proceeds from long-term debt	15,000	—
Repayments on long-term debt	(5)	(5)
Exercise of stock options	489	153
Excess tax benefits from exercise of stock options	—	67

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,039	22,708

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,930)	7,238
CASH AND CASH EQUIVALENTS, BEGINNING	30,766	57,497

CASH AND CASH EQUIVALENTS, ENDING	$28,836	$64,735

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007. This quarterly report should be read in conjunction with the Annual Report.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected not to delay the application of SFAS No.157 to nonfinancial assets and nonfinancial liabilities, as allowed by Financial Accounting Standards Board (“FASB”) Staff Position SFAS 157-2. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.

Where there is limited or no observable market data for assets or liabilities, the fair value measurements for such assets or liabilities are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

Beginning January 1, 2008, the Company can prospectively elect to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,”(“SFAS 159”) and measure selected financial assets and liabilities at fair value on a contract-by-contract basis. The Company evaluated the guidance contained in SFAS 159 and decided not to elect the fair value option for any financial assets or liabilities at this time.

On March 19, 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company had not adopted the standard as of March 31, 2008.

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

NOTE C – COMMITMENTS

At March 31, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit	$79,581
Undisbursed lines of credit	24,820
Letters of credit	2,706

NOTE D – NONPERFORMING ASSETS

Nonperforming assets at March 31, 2008 and December 31, 2007 consisted of the following:

NOTE D – NONPERFORMING ASSETS (CONTINUED)

	March 31, 2008		December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$2,827		$3,103
Restructured loans	—		—

Total nonperforming loans	2,827		3,103
Other real estate owned	—		—

Total nonperforming assets	$2,827		$3,103

Accruing loans past due 90 days or more	$202		$492
Other impaired loans	$309		$327
Allowance for loan losses	$5,444		$5,020
Nonperforming loans to period end loans	0.56%		0.66%
Allowance for loan losses to period end loans	1.09%		1.07%
Nonperforming assets to loans and other real estate owned	0.56%		0.66%
Nonperforming assets to total assets	0.49%		0.57%
Ratio of allowance for loan losses to nonperforming loans	1.93	x	1.62	x

NOTE E – ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three Months Ended March 31, 2008
	2008	2007
	(Dollars in thousands)
Allowance for loan losses beginning of period	$5,020	$3,982

Provision for loan losses	426	211

Loans charged off	2	299
Recoveries	0	0

Net charge-offs	2	299

Allowance for loan losses end of period	$5,444	$3,894

NOTE F – NET INCOME PER SHARE

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

NOTE F – NET INCOME PER SHARE (CONTINUED)

The Company effected a 3-for-2 stock split in the second quarter of 2007. All references in these financial statements to per share results and weighted average common and potential common shares outstanding have been adjusted for the effects of the stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares used in computing basic net income per share	7,138,556	6,844,209
Effect of dilutive stock options	189,413	441,782

Weighted average number of common shares and dilutive potential shares used in computing diluted net income per share	7,327,969	7,285,991

For the three-month period ended March 31, 2008 there were 37,126 anti-dilutive shares excluded from the calculation of total dilutive weighted average shares due to the exercise price exceeding the average market price for the three-month period. There were no anti-dilutive stock options for the three-month period ended March 31, 2007.

NOTE G – STOCK OPTION PLANS

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

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the Company’s stock price. The expected term of the options is based upon the maximum life of the issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

Estimated per share fair value of options granted during the three-month period ended March 31, 2008 $12.25

Assumptions in estimating option values:
Risk-free interest rate	3.66%
Dividend yield	0.00%
Volatility	40.38%
Expected life	10.0 years

A summary of option activity under the stock option plans as of March 31, 2008 and changes during the three-month period ended March 31, 2008 is presented below:

NOTE G – STOCK OPTION PLANS (Continued)

	Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding at December 31, 2007	597,780	$4.36	3.75 years	$5,015
Granted	2,000	12.25
Exercised	183,143	2.74
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2008	416,637	$5.14	4.11 years	$2,441

Exercisable at March 31, 2008	329,712	$3.22		$2,565

For the three-month period ended March 31, 2008 the intrinsic value of options exercised was approximately $1.4 million. During the three-month period ended March 31, 2008, 2,000 shares were granted, and no shares were granted during the first three months of 2007. The fair value of options vested during the three-month period ended March 31, 2008 was approximately $38,000. As of March 31, 2008, approximately $512,000 of share-based compensation expense remained to be recognized over a weighted average period of 3.0 years.

Cash received from option exercises under share-based payment arrangements for the three-month period ended March 31, 2008 was approximately $489,000.

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates the Company purchased on October 12, 2006 a prime-based interest rate floor agreement with an aggregate notional amount of $50.0 million with a strike rate of 7.50%. The purchase price of $366,000 was to be amortized on an allocated fair value basis over the three-year term of the agreement. On March 17, 2008, the Company received $1.9 million in connection with the termination of the interest rate floor agreement. The contractual maturity of the floor was November 1, 2009. During the life of the floor, pre-tax gains of approximately $1.5 million were deferred in accumulated other comprehensive income (AOCI) in accordance with cash flow hedge accounting rules established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)”. The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining 19 months of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affects earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through November 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminated floor, then amounts in AOCI could be accelerated. The Company decided to terminate the interest rate floor agreement only after considering the impact of the transaction on its risk management objectives and concluded the termination provided protection against the impact of expected interest rates on its net interest margin. At March 31, 2008, the remaining pre-tax gains are approximately $1.5 million.

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

other assets on a nonrecurring basis, such as impaired loans. The nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. In accordance with FAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party services for identical or comparable assets or liabilities.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or brokered traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following is a description of valuation methodologies used by the Company for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008 a portion of our impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale	$30,679	$—	$30,679	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of March 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$2,733	$—	$2,733	$—

NOTE J – SUBSEQUENT ISSUANCE OF DEBT SECURITIES

On May 13, 2008, the Bank sold an aggregate of $11.0 million in principal of 3 month LIBOR plus 3.50% Floating Rate Subordinated Notes (the “Notes”) due June 30, 2018 to institutional “accredited investors”. Of the $11.0 million principal amount, an aggregate of $9.75 million were issued on May 13, 2008 and the remaining $1.25 million will be issued on July 1, 2008. The Notes are governed by a Fiscal and Paying Agency Agreement between the Bank and Wilmington Trust Company, as fiscal and paying agent. Interest on the Notes will be payable quarterly in arrears at an annual rate of 3 month LIBOR plus 3.50% beginning June 30, 2008 and will reset quarterly on the 15th of March, June, September and December of each year. The Notes will mature on June 30, 2018. The Bank may redeem some or all of the Notes at any time beginning on June 30, 2013 at a price equal to 100% of the principal amount of such Notes redeemed plus accrued but unpaid interest to the redemption date. Payment of principal on the Notes may be accelerated by holders of the Notes only in the case of the Bank’s insolvency or liquidation. There is no right of acceleration in the case of default in the payment of principal of or interest on the Notes or the performance of any of the Bank’s other obligations under the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: changes in interest rates, deposit flows, loan demand, real estate values and competition; general and local economic conditions; our ability to manage growth; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. Effective June 28, 2002, North State Bank became our wholly owned subsidiary. In March 2004, we formed North State Statutory Trust I, in December 2005 we formed North State Statutory Trust II and in November 2007 we established a third subsidiary trust, North State Statutory Trust III, all of which issued trust preferred securities to provide additional capital for general corporate purposes, including current and future expansion of North State Bank. Our primary business is the ownership and operation of North State Bank.

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through seven locations: its main office in the North Hills section of Raleigh, North Carolina; one office in North Raleigh; one office in West Raleigh; one office in downtown Raleigh; one office in Garner, North Carolina; one office serving the Wake Forest area of North Carolina; and one office in Wilmington, North Carolina. Construction for a proposed multi-story full-service banking office for our North Raleigh office began in May 2008.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 were $571.5 million compared to $547.5 million at December 31, 2007, an increase of $24.0 million or 4.4%. Loan production continued to lead our asset growth, up a total of $31.4 million or 6.7% over December 31, 2007. The loan growth was funded principally through strong deposit growth with core deposits increasing $34.5 million or 9.7% over December 31, 2007. Also, the overall $36.1 million increase in total deposits contributed to the reduction of our net short-term borrowings by $14.5 million over December 31, 2007.

Investments decreased $4.2 million or 12.0% from $34.8 million at December 31, 2007 as principal re-payments and maturing investments were redeployed into the loan portfolio. The investment portfolio increased in fair value $449,000 during the three-month period ended March 31, 2008. Federal funds sold decreased $2.4 million, also declining as a result of loan growth. Cash and due from banks increased slightly to $11.9 million at March 31, 2008 from $11.4 million from December 31, 2007.

Loans increased $31.4 million to $500.7 million at March 31, 2008 from $469.2 million at December 31, 2007. The loan growth was primarily in commercial real estate and construction loans reflecting growth throughout all our markets during the three-month period ended March 31, 2008. We continue to have no direct exposure to sub-prime mortgages. During this three-month period of significant loan growth, the prime interest rate fell 200 basis points from 7.25% at year-end 2007 to 5.25% at March 31, 2008. Also, as market rates have dropped, approximately 38.7% of our loans with variable interest rates have re-priced with market conditions.

The allowance for loan losses was $5.4 million at March 31, 2008 or 1.09% of total loans outstanding compared to $5.0 million or 1.07% of loans outstanding at December 31, 2007. The increase in the level of the allowance relative to gross loans was increased to the level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at March 31, 2008.

Our premises and equipment grew slightly to $10.7 million at March 31, 2008 from $10.5 million at December 31, 2007. The $247,000 increase reflects additions for the completion of our new full service office in Wilmington which opened in January 2008 and initial costs on construction of our new multi-story building for our North Raleigh office which began in the second quarter of 2008. Other assets decreased $1.1 million primarily due to the termination of our interest rate floor in March 2008 at $1.9 million.

Our loan growth was funded primarily with increased deposit funds, up $36.1 million or 7.9% from December 31, 2007. Since December 31, 2007 noninterest-bearing deposits grew $6.7 million or 7.1%, while interest-bearing savings, money market and interest checking deposits grew $20.2 million or 10.1% and total time deposits grew $9.2 million or 5.7%. Time deposits greater than $100,000 represent the smallest increase of the deposit categories, growing $1.6 million or 1.8% for the three-month period. Growth in our deposits is a result of our continuous efforts to emphasize relationship banking with our customers. We did not increase wholesale brokered certificates of deposit during the three-month period ended March 31, 2008.

We also use borrowings to support balance sheet management and growth. Total borrowings were down $14.5 million or 26.8% to $39.7 million at March 31, 2008 from $54.2 million at December 31, 2007. Short-term funds were decreased due to increased funds available from deposit growth and a $15.0 million long-term advance from FHLB maturing in February 7, 2011.

Total shareholders’ equity increased $1.9 million or 6.2% from $31.6 million at December 31, 2007 to $33.5 million at March 31, 2008. The increase was provided by net income of $629,000 and the conversion of 183,143 stock options held by directors and employees into common stock. The exercise of these options contributed $489,000 to our total shareholders’ equity while stock based compensation added $41,000. Other comprehensive income components increased shareholders’ equity at March 31, 2008 by $787,000.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2008 and 2007

Net Income. For the three-month period ended March 31, 2008, net income was $629,000 compared to $707,000 for the corresponding three-month period of 2007, representing a $78,000 or 11.0% decrease. On a diluted share basis, earnings were $.09 and $.10 per share, respectively, for the three-month periods ended March 31, 2008 and 2007.

The decrease in earnings is primarily attributable to the additional operating expenses related to the opening of two new banking offices and due to the impact of a 200 basis point drop in the prime interest rate during the three-month period ended March 31, 2008. Approximately 38.7% of our loan portfolio re-prices with each reduction in interest rate and new loans funded during the 2008 period were priced at comparably lower interest rates than the prior year period. The prime rate averaged 203 basis points lower for the three-month period ended March 31, 2008 compared to the prior year period. Overall, net interest income grew $839,000 in the three-month period ended March 31, 2008 compared to the prior year period, driven by higher average loan volumes. The increase in net interest income was offset by increases in loan loss provision of $215,000 (discussed below) and other noninterest expense of $819,000, primarily in personnel costs related to staffing two new banking offices.

Net Interest Income. Interest income for the three-month period ended March 31, 2008 increased $1.4 million or 19.1% over the prior year period. The increase in interest income was provided substantially by higher levels of average earning assets. Average earning asset volumes increased $100.9 million, providing additional interest income of approximately $2.0 million due to loan growth. Declines in interest rates decreased interest income approximately $567,000.

Correspondingly, the $601,000 increase in interest expense was primarily due to increased volumes of average interest-bearing deposits. Most of the growth in average interest-bearing deposits occurred in money market and time deposits over $100,000, increasing $45.1 million and $17.8 million, respectively, resulting in increased interest expense of approximately $387,000 and $176,000, respectively. Repricing of our interest-bearing deposits to reflect market conditions decreased our interest expense by approximately $419,000. Average noninterest-bearing demand deposits were up $2.0 million to $87.7 million, providing low cost funding for our earning assets.

Overall, net interest income for the three-month period ended March 31, 2008 increased $839,000 or 21.0%, with approximately $987,000 attributable to earning asset growth offset by approximately $148,000 due to lower rates. The net interest margin for the three-month period was 3.72% compared to 3.84% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$482,313	$8,500	7.09%	$358,696	$6,762	7.65%
Investments available for sale	33,366	394	4.75%	40,561	446	4.46%
Fed funds sold	5,804	48	3.33%	21,573	287	5.40%
Other Interest-earning assets	2,703	46	6.84%	2,450	53	8.77%
Other - describe	—	—		—	—

Total interest-earning assets	524,186	8,988	6.90%	423,280	7,548	7.23%

Other assets	19,845			17,022

Total assets	$544,031			$440,302

Interest-bearing liabilities:
Deposits:
NOW & money market	$204,362	1,555	3.06%	$159,280	1,526	3.89%
Savings	813	1	0.49%	1,163	2	0.70%
Time deposits over $100,000	93,400	650	2.80%	75,621	970	5.20%
Other time deposits	77,119	1,466	7.65%	65,712	792	4.89%
Short-term borrowings	17,565	146	3.34%	9,173	52	2.30%
Long-term debt	25,559	327	5.15%	11,193	202	7.32%

Total interest-bearing liabilities	418,818	4,145	3.98%	322,142	3,544	4.46%

Demand deposits	87,671			85,633
Other liabilities	4,168			5,073
Shareholders’ equity	33,374			27,454

Total liabilities and shareholders’ equity	$544,031			$440,302

Net interest income and interest rate spread		$4,843	2.92%		$4,004	2.77%

Net yield on average interest-earning assets			3.72%			3.84%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.16%			131.40%

Provision for Loan Losses. The provision for loan losses was $426,000 during the three-month period ended March 31, 2008 as compared with $211,000 for the same period in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the three-month period ended March 31, 2008 is principally in response to loan growth. Net charge-offs were $2,000 and $299,000, respectively, for the three-month periods ended March 31, 2008 and 2007. Nonaccrual loans were $2.8 million and $3.1 million respectively, representing .56% and .66% of period end loans as of March 31, 2008 and December 31, 2007. There were $98,000 in loans on nonaccrual status as of March 31, 2007. We had no restructured loans or other real estate owned at March 31, 2008, December 31, 2007 or March 31, 2007. The allowance for loan losses was $5.4 million at March 31, 2008, $5.0 million at December 31, 2007, and $3.9 million at March 31, 2007 representing 1.09%, 1.07% and 1.07%, respectively, of loans outstanding at each date. The increase in the level of the allowance relative to gross loans resulted from the increase in the actual impairment allocated to specific loans. While total impaired loans decreased from $3.9 million at December 31, 2007 to $3.3 million at March 31, 2008, the actual impairment amount increased to $605,000 at March 31, 2008 from $472,000 at December 31, 2007. The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at March 31, 2008.

Management evaluates the adequacy of our allowance for loan losses on a monthly basis and our directors review management’s evaluation of the allowance for loan losses on a quarterly basis. In evaluating the allowance for loan losses, we prepare on a monthly basis an analysis of our current loan portfolio using historical loss rates, peer statistics and data from our portfolio. We utilize a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment as detailed in FAS 114. Other groups of loans based on loan size may be selected for impairment review. For loans determined to be impaired, the specific allowance is based on the present value of expected cash flows or the fair value of the collateral or the loan’s observable market price. We have identified seven qualitative factors that are considered indicators of changes in the level of risk of loss inherent in our loan portfolio. These factors include and consider the risk of payment performance, overall portfolio quality (utilizing weighted average risk rating), general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, interest rate environment, levels of highly leveraged transactions (as defined in Section 365.2 of the FDIC regulations) and levels of construction, development and non-owner occupied commercial real estate lending. These factors are examined for trends and the risk that they represent to our loan portfolio. Each of these factors is assigned a level of risk and this risk factor is applied to only the SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”) pool of loans to calculate the appropriate allowance. Using the data gathered during this monthly evaluation process, the model calculates an estimated reserve amount.

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Also, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management. Additional information regarding our allowance for loan losses and loan loss experience is presented in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

The following is a summary of nonperforming assets at the dates presented:

	March 31, 2008		December 31, 2007		March 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$2,827		$3,103		$98
Restructured loans	—		—		—

Total nonperforming loans	2,827		3,103		98
Other real estate owned	—		—		—

Total nonperforming assets	$2,827		$3,103		$98

Accruing loans past due 90 days or more	$202		$492		$488
Other impaired loans (1)	$309		$327		$242
Allowance for loan losses	5,444		5,020		3,894
Nonperforming loans to period end loans	0.56%		0.66%		0.03%
Allowance for loan losses to period end loans	1.09%		1.07%		1.07%
Nonperforming assets to loans and other real estate owned	0.56%		0.66%		0.03%
Nonperforming assets to total assets	0.49%		0.57%		0.02%
Ratio of allowance for loan losses to nonperforming loans	1.93	x	1.62	x	39.73	x

(1)	Other impaired loans consists of two loans, both of which were performing and not past due as of March 31, 2008. Other impaired loans as of December 31, 2007 consists of one loan which was performing and not past due and two loans which were past due 30- 89 days. Other impaired loans as of March 31, 2007 consisted of one loan which was performing and not past due.

Noninterest Income. For the three-month period ended March 31, 2008, non-interest income increased $53,000 to $303,000 from $250,000 for the same period in the prior year. Mortgage fees were flat at $41,000 for the three months ended March 31, 2008. We began efforts during this period to dissolve our mortgage department by the end of the second quarter 2008. Deposit fees, service charges and other fees increased $20,000 for the three-month period ended March 31, 2008 compared to the prior year period primarily due to efforts to reduce the number of waived fees. Other non-interest income grew $34,000 to $71,000 primarily through annuity sales fees and other fees generated from wealth management services.

Noninterest Expense. Total non-interest expense for the three-month period ended March 31, 2008 was $3.7 million, with salaries and benefits representing the largest expense category at $2.1 million. This compares to total non-interest expense for the three-month period ended March 31, 2007 of $2.9 million with salaries and benefits of $1.5 million. The $819,000 increase in salaries and benefits for the three-month period ended March 31, 2008 is attributable to an overall increase of 19 full time equivalent employees from the prior year period. We hired additional staff in 2007 for our new full service office in Wilmington which opened in January 2008 and our full service office in downtown Raleigh which opened in December 2007 as well as other management and support staff throughout the Bank.

Occupancy and equipment costs increased $120,000 to $581,000 for the three-month period ended March 31, 2008 compared to the same period last year. These costs include the additional lease expense for our new full-service office in Wilmington which opened in January 2008. Overall, lease expense increased approximately $33,000 over the prior year three-month period. Other non-interest expenses increased $107,000 during the three-month period ended March 31, 2008 over the prior year period in 2007 due in part to additional expenses related to the opening of the downtown and Wilmington offices. Also, outsourced data processing fees were up $54,000 due to an increase in the volume of accounts. FDIC insurance increased $18,000 due to a higher volume of accounts.

Provision for Income Taxes. The effective tax rate for the three-month period ended March 31, 2008 was 36.9% compared to 37.9% for the same period ended March 31, 2007.

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised $59.5 million or 10.4% and $64.5 million or 12.0% of our total assets at March 31, 2008 and December 31, 2007, respectively.

We have historically been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. However, beginning in the fourth quarter of 2007, strong loan demand necessitated our borrowing short-term funds rather than selling federal funds and this trend continued during the first quarter of 2008. For the first three months of 2008 our short-term borrowings averaged $17.5 million compared to $5.8 million of average federal funds sold. We have established credit lines with other financial institutions to purchase up to $21.3 million in federal funds. As a member of the Federal Home Loan Bank of Atlanta, or FHLB, we may obtain advances up to 10% of our Bank’s assets. As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. At March 31, 2008, borrowings consisted of securities sold under agreements to repurchase of $8.4 million and long-term FHLB advances of $15.9 million. Federal funds sold at March 31, 2008 were $15.8 million.

Total deposits were $493.4 million and $457.3 million at March 31, 2008 and December 31, 2007, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 34.9% and 35.6%, respectively, of total deposits at March 31, 2008 and December 31, 2007. Time deposits of $100,000 or more represented 18.6% and 19.8%, respectively, of our total deposits at March 31, 2008 and December 31, 2007. Time deposits at March 31, 2008 and December 31, 2007 included $10.0 million of wholesale brokered certificates of deposit that mature in May 2008. We acquired these brokered deposits in the fourth quarter of 2007 to partially fund the significant rise in loan demand in that quarter. Other than these brokered deposits, we believe that most of the time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Also, on May 13, 2008, the Bank sold $11.0 million in principal of 3 month LIBOR plus 3.50% Floating Rate Subordinated Notes (the “Notes”) due June 30, 2018. See Note J to consolidated financial statements for additional information.

We closely monitor and evaluate our overall liquidity position on a monthly basis and adjust our position as management deems appropriate. We believe our liquidity position at March 31, 2008 is adequate to meet our operating needs.

At March 31, 2008, our equity to assets ratio was 5.9%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 8.54%, 9.28% and 10.36%, respectively. At March 31, 2008, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

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

We use several modeling techniques to measure interest rate risk. Our primary method is the simulation of net interest income under varying interest rate scenarios. We believe this methodology is preferable in that it takes into account the pricing strategies we would undertake in response to rate changes, whereas other methods such as interest rate shock or balance sheet gap analysis do not take these into consideration. Our balance sheet remains asset-sensitive, which means that more assets than liabilities are subject to immediate repricing as market rates change. During periods of rising rates, this should result in increased interest income. The opposite would be expected during periods of declining rates. Our market risk has not changed significantly since December 31, 2007.

Our hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. We may use a variety of commonly used derivative products that are instruments used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars. A stand-alone derivative financial instrument, in the form of an interest rate floor has been utilized in our asset/liability management program. The transaction involved both credit and market risk. The instrument was designated as a cash flow hedge of the risk of overall changes in cash flows below the strike rate of 7.50% on the floor. Although the cash flow hedge was consistent with our risk management objective, we decided in March 2008 to terminate the interest rate floor agreement after considering the impact of the transaction on our risk management objectives and after alternative strategies were in place to mitigate the adverse impact of falling interest rates on our net interest margin. On March 17, 2008, we received $1.9 million in connection with the termination of the interest rate floor and are amortizing the remaining pre-tax gain of $1.5 million at March 31, 2008 over the remaining 19 months of the original contract period. At December 31, 2007, the outstanding notional value of the interest rate floor was $50.0 million with a fair value of $1.0 million and an unrealized gain of $681,000 and a maturity date of November 1, 2009. Additional discussion of derivatives is presented in Note L in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 except the following:

We make and hold in our loan portfolio a significant number of commercial real estate loans, including construction and development loans, which pose more credit and regulatory risk than other types of loans typically made by financial institutions.

At March 31, 2008, commercial real estate loans, including construction and development loans, comprised approximately 76.3% of our loan portfolio. The amount of construction and development loans in our portfolio has approximately doubled since 2003. This concentration in commercial real estate exposes us to risk should the economy in our market areas decline. Borrowers may not be able to make current payments on or repay commercial real estate loans and the value of the properties securing these loans may decline, which would reduce the security for these loans. Further, banks’ concentrations in commercial real estate loans have become a focal point of the federal banking regulators; our concentration in these loans could subject us to adverse comment or action by our federal banking regulators, including the Federal Deposit Insurance Corporation and the Federal Reserve.

Declines in value in investment securities held by us could require write-downs, which would reduce our earnings.

The securities in our investment portfolio primarily consist of U.S. Government agency securities, including mortgage-backed securities, or MBSs. The MBSs consist of fixed rate mortgage securities underwritten and guaranteed by Freddie Mac (FHLMC) and Fannie Mae (FNMA). The investment portfolio also includes municipal securities that are insured by bond insurers. Some of the bond insurers have been downgraded and others may follow. The recent downgrades reflect concerns about their ability to cover potential claims on issuers unable to make their principal or interest payments. Currently, all securities in our investment portfolio are rated AAA by the three major rating agencies.

We monitor the value of our investment portfolio regularly, including the ratings of securities in the portfolio and the dealer price quotes. Based upon these and other factors, the investment portfolio may experience impairment, which could harm our earnings and financial condition.

Volatile and illiquid financial markets resulting from a significant event in the market may hinder our ability to increase or maintain our current liquidity position.

Financial concerns in broad based financial sectors such as mortgage banking or home building may result in a volatile and illiquid bond market and may reduce or eliminate our ability to pledge certain types of assets to increase or maintain our liquidity position. A decline in our liquidity position may hinder our ability to grow the balance sheet through internally generated loan growth or otherwise.

We are subject to security and operational risks relating to use of our technology that could damage our reputation and business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data and access to bank informational systems. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Changes in the federal or state tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase the effective tax rate payable to the state or federal government. These law changes may be retroactive to previous periods and as a result, could negatively affect our current and future financial performance.

Changes in accounting standards or interpretation of new or existing standards could materially affect our financial results.

From time to time the Financial Accounting Standards Board, or FASB, and the Securities and Exchange Commission, or SEC, change accounting regulations and reporting standards that govern the preparation of our consolidated financial statements. In addition, the FASB, the SEC, bank regulators and our outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These revisions in their interpretations are beyond our control and may have a material impact on our financial results of operations.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: May 14, 2008	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer