Form 10-Q
period 2008-06-30
NORTH STATE BANCORP
filed 2008-08-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

As of August 12, 2008, 7,163,816 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007*
	(Dollars in thousands, except per share data)
ASSETS

Cash and due from banks	$14,503	$11,425
Interest-earning deposits with banks	914	1,139
Federal funds sold	41,749	18,202
Investment securities available for sale, at fair value	26,996	34,843

Loans	534,595	469,228
Less allowance for loan losses	5,321	5,020

NET LOANS	529,274	464,208

Accrued interest receivable	2,022	2,090
Stock in the Federal Home Loan Bank of Atlanta, at cost	2,192	1,621
Premises and equipment	10,851	10,463
Other assets	3,672	3,529

TOTAL ASSETS	$632,173	$547,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$71,674	$94,788
Savings, money market and NOW	246,129	199,503
Time deposits	212,552	163,019

TOTAL DEPOSITS	530,355	457,310

Accrued interest payable	2,825	2,511
Short-term borrowings	31,988	37,886
Long-term debt	26,072	16,332
Accrued expenses and other liabilities	7,200	1,924

TOTAL LIABILITIES	598,440	515,963

Commitments (Note C)
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized 7,163,816 and 6,974,604 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	20,192	19,609
Retained earnings	12,711	11,439
Accumulated other comprehensive income	830	509

TOTAL SHAREHOLDERS’ EQUITY	33,733	31,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$632,173	$547,520

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$8,422	$7,055	$16,922	$13,817
Investments	362	423	756	869
Federal funds sold and interest-earning deposits	59	439	153	779

TOTAL INTEREST INCOME	8,843	7,917	17,831	15,465

INTEREST EXPENSE
Money market, NOW and savings deposits	1,167	1,670	2,723	3,197
Time deposits	2,014	1,744	4,130	3,506
Short-term borrowings	140	46	286	98
Long-term debt	331	203	658	405

TOTAL INTEREST EXPENSE	3,652	3,663	7,797	7,206

NET INTEREST INCOME	5,191	4,254	10,034	8,259
PROVISION FOR LOAN LOSSES	671	211	1,097	422

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,520	4,043	8,937	7,837

NON-INTEREST INCOME
Fees from mortgage operations	31	67	72	109
Service charges and fees on deposit accounts	243	183	434	354
Other	53	53	124	90

TOTAL NON-INTEREST INCOME	327	303	630	553

NON-INTEREST EXPENSE
Salaries and employee benefits	2,070	1,582	4,174	3,094
Occupancy and equipment	637	475	1,218	936
Professional fees	97	65	192	120
Postage, printing and office supplies	49	36	100	87
Data processing and other outsourced services	202	149	414	307
Advertising	71	52	139	103
Other	696	578	1,308	1,194

TOTAL NON-INTEREST EXPENSE	3,822	2,937	7,545	5,841

INCOME BEFORE INCOME TAXES	1,025	1,409	2,022	2,549
INCOME TAXES	382	563	750	995

NET INCOME	$643	$846	$1,272	$1,554

NET INCOME PER COMMON SHARE
Basic	$.09	$.12	$.18	$.23

Diluted	$.09	$.12	$.17	$.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,162,062	6,889,775	7,150,374	6,867,118

Diluted	7,366,688	7,338,636	7,354,996	7,335,313

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$643	$846	$1,272	$1,554

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses on available for sale securities	(548)	(378)	(98)	(218)
Tax effect	212	146	38	84
Reclassification of loss recognized in net income	6	—	6	—
Tax effect	(2)	—	(2)	—

Net of tax amount	(332)	(232)	(56)	(134)

Cash flow hedging activities:
Unrealized holding gains (losses) on on hedging activities	—	(233)	900	(184)
Net of tax amount	—	90	(370)	78
Reclassification of (gains) losses recognized in net income	(217)	5	(249)	6
Tax effect	84	(2)	96	(2)

Net of tax amount	(133)	(140)	377	(102)

Total other comprehensive income (loss)	(465)	(372)	321	(236)

Comprehensive income	$178	$474	$1,593	$1,318

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2007	6,974,604	$19,609	$11,439	$509	$31,557
Net income	—	—	1,272	—	1,272
Other comprehensive income, net of tax	—	—	—	321	321
Stock based compensation	—	78	—	—	78
Stock options exercised	189,212	505	—	—	505

Balance at June 30, 2008	7,163,816	$20,192	$12,711	$830	$33,733

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,272	$1,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402	336
Net (accretion) amortization of premiums and discounts on investment securities	10	(10)
Provision for loan losses	1,097	422
Loss on sale of securities	6	—
Stock based compensation	78	43
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	68	(73)
Increase in other assets	(1,634)	(22)
Increase in accrued interest payable	314	286
Increase in accrued expenses and other liabilities	5,276	84

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,889	2,620

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of derivative	1,905	—
Purchase of investment securities available for sale	—	(5,192)
Proceeds from maturities and repayments of investment securities available for sale	7,738	6,573
Purchases of premises and equipment	(790)	(2,410)
Net increase in loans	(66,163)	(41,512)
Purchase of Federal Home Loan Bank Stock	(571)	(54)

NET CASH USED BY INVESTING ACTIVITIES	(57,881)	(42,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	73,045	50,365
Net decrease in short-term borrowings	(5,898)	(3,156)
Proceeds from long-term debt	9,750	—
Repayments on long-term debt	(10)	(9)
Exercise of stock options	505	236
Excess tax benefits from exercise of stock options	—	67

NET CASH PROVIDED BY FINANCING ACTIVITIES	77,392	47,503

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,400	7,528
CASH AND CASH EQUIVALENTS, BEGINNING	30,766	57,497

CASH AND CASH EQUIVALENTS, ENDING	$57,166	$65,025

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected not to delay the application of SFAS No.157 to nonfinancial assets and nonfinancial liabilities, as allowed by Financial Accounting Standards Board (“FASB”) Staff Position SFAS 157-2. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.

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

On March 19, 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company had not adopted the standard as of June 30, 2008.

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

NOTE C – COMMITMENTS

At June 30, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit	$79,942
Undisbursed lines of credit	23,708
Letters of credit	3,488

NOTE D – NONPERFORMING ASSETS

Nonperforming assets at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008		December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$2,205		$3,103
Restructured loans	—		—

Total nonperforming loans	2,205		3,103
Other real estate owned	—		—

Total nonperforming assets	$2,205		$3,103

Accruing loans past due 90 days or more (1)	$65		$492
Other impaired loans (2)	$307		$327
Allowance for loan losses	$5,321		$5,020
Nonperforming loans to period end loans	0.41%		0.66%
Allowance for loan losses to period end loans	1.00%		1.07%
Nonperforming assets to loans and other real estate owned	0.41%		0.66%
Nonperforming assets to total assets	0.35%		0.57%
Ratio of allowance for loan losses to nonperforming loans	2.41	x	1.62	x

(1)	$17,000 and $492,000, respectively, at June 30, 2008 and December 31, 2007 considered as impaired in management's evaluation.
(2)	Other impaired loans as of June 30, 2008 consists of two loans, both of which were performing and not past due.

Other impaired loans as of December 31, 2007 consists of one loan which was performing and not past due and two loans which were past due 30- 89 days.

NOTE E – ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Six Months Ended June 30, 2008
	2008	2007
	(Dollars in thousands)
Allowance for loan losses beginning of period	$5,020	$3,982
Provision for loan losses	1,097	422
Loans charged off	796	302
Recoveries	—	—

Net charge-offs	796	302

Allowance for loan losses end of period	$5,321	$4,102

NOTE F – NET INCOME PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had

NOTE F – NET INCOME PER SHARE (CONTINUED)

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic net income per share	7,162,062	6,889,775	7,150,374	6,867,118
Effect of dilutive stock options	204,626	448,861	217,261	468,195

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,366,688	7,338,636	7,367,635	7,335,313

For the three and six-month periods ended June 30, 2008 there were 70,800 and 70,613 anti-dilutive shares, respectively, excluded from the calculation of total dilutive weighted average shares due to the exercise price exceeding the average market price for the three and six-month periods. There were no anti-dilutive stock options for the three and six-month periods ended June 30, 2007.

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

Estimated per share fair value of options granted during the six-month period ended June 30, 2008 $12.25

NOTE G – STOCK OPTION PLANS (Continued)

Assumptions in estimating option values:
Risk-free interest rate	3.66%
Dividend yield	0.00%
Volatility	40.38%
Expected life	10.0 years

A summary of option activity under the stock option plans as of June 30, 2008 and changes during the six-month period ended June 30, 2008 is presented below:

	Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding at December 31, 2007	597,780	$4.36	3.75 years	$5,015
Granted	2,000	12.25
Exercised	189,212	2.67
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2008	410,568	$5.17	3.89 years	$1,572

Exercisable at June 30, 2008	328,409	$3.25		$1,888

For the six-month period ended June 30, 2008 the intrinsic value of options exercised was approximately $1.5 million. During the three-month period ended March 31, 2008, 2,000 shares were granted, no shares were granted during the three months ended June 30, 2008 or for the first six months of 2007. The fair value of options vested during the six-month period ended June 30, 2008 was approximately $76,000. As of June 30, 2008, approximately $474,000 of share-based compensation expense remained to be recognized over a weighted average period of 3.0 years.

Cash received from option exercises under share-based payment arrangements for the six-month period ended June 30, 2008 was approximately $505,000.

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, the Company purchased on October 12, 2006 a prime-based interest rate floor agreement with an aggregate notional amount of $50.0 million with a strike rate of 7.50%. The purchase price of $366,000 was to be amortized on an allocated fair value basis over the three-year term of the agreement. In the first quarter of 2008, the Company decided to terminate the interest rate floor agreement only after considering the impact of the transaction on its risk management objectives and concluded the termination provided protection against the impact of expected interest rates on its net interest margin. On March 17, 2008, the Company received $1.9 million in connection with the termination of the interest rate floor agreement. The contractual maturity of the floor was November 1, 2009. During the life of the floor, pre-tax gains of approximately $1.5 million were deferred in accumulated other comprehensive income (“AOCI”) in accordance with cash flow hedge accounting rules established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)”. The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining 19 months of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affects earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through November 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminated floor, then amounts in AOCI could be accelerated. At June 30, 2008, the remaining pre-tax gains are approximately $1.3 million.

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. The nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. In accordance with FAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, a portion of our impaired loans was evaluated based on the fair value of the collateral. In accordance with SFAS 157,

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	As of June 30, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Securities available for sale	$26,996	$—	$26,996	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of June 30, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$2,264	$—	$2,264	$—

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

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. Effective June 28, 2002, North State Bank became our wholly owned subsidiary. In March 2004, we formed North State Statutory Trust I, in December 2005 we formed North State Statutory Trust II and in November 2007 we established a third subsidiary trust, North State Statutory Trust III, all of which issued trust preferred securities to provide additional capital for general corporate purposes, including current and future expansion of North State Bank. In October 2007, we acquired approximately 5.6% of Beacon Title Agency, LLC, a title insurance agency. Our only business is the ownership and operation of North State Bank, the three subsidiary trusts and our investment in Beacon Title Agency.

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through eight locations: its main office in the North Hills section of Raleigh, North Carolina; one office in North Raleigh; one office in West Raleigh; one office in downtown Raleigh; one office in Garner, North Carolina; one office serving the Wake Forest area of North Carolina; one office in Wilmington, North Carolina; and a loan production office in Morehead City, North Carolina. Construction of a new multi-story full-service banking office for our North Raleigh office began in May 2008.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets at June 30, 2008 were $632.2 million compared to $547.5 million at December 31, 2007, an increase of $84.7 million or 15.5%. Loan production continued to lead our asset growth, up a total of $65.4 million or 13.9% over December 31, 2007. The loan growth was funded principally through core deposit growth of $35.5 million or 9.9% and additional brokered deposits of $40.2 million, respectively, over December 31, 2007. We exclude time deposits over $100,000 and wholesale brokered time deposits in our calculation of core deposits. Also, in May 2008, the Bank issued $9.8 million in long-term subordinated notes. The additional funding contributed to the reduction of our short-term borrowings by $5.9 million from December 31, 2007.

Investments decreased $7.8 million or 22.5% from $34.8 million at December 31, 2007 as principal re-payments and maturing investments were redeployed into the loan portfolio. The investment portfolio decreased in fair value $98,000 with a $4,000 loss reclassification recognized in income net of tax during the six-month period ended June 30, 2008. Federal funds sold increased $23.5 million to $41.7 million and cash and due from banks increased $3.1 million to $14.5 million at June 30, 2008 from December 31, 2007.

Loans increased $65.4 million to $534.6 million at June 30, 2008 from $469.2 million at December 31, 2007. The loan growth was primarily in commercial real estate and construction loans throughout all our markets in Wake and New Hanover counties during the six-month period ended June 30, 2008. We continue to have no direct exposure to sub-prime mortgages. Our loan portfolio grew significantly during the first six months of the year during a period where the prime interest rate fell 225 basis points from 7.25% at year-end 2007 to 5.00% at June 30, 2008. Also, as market rates have dropped, approximately 40.0% of our loans with variable interest rates have re-priced with market conditions.

The allowance for loan losses was $5.3 million at June 30, 2008 or 1.00% of total loans outstanding compared to $5.0 million or 1.07% of loans outstanding at December 31, 2007. The level of the allowance relative to gross loans was decreased due to a decrease in specific reserves for impaired loans. Our reserve for impaired loans decreased to $145,000 at June 30, 2008 from $472,000 at December 31, 2007, representing six basis points of the total seven basis point decline in the allowance as a percent of loans outstanding. Approximately $205,000 of the decrease in impaired reserve was due to charge-offs. Management considers the level of the allowance for loan losses adequate to provide for probable loan losses based on our assessment of our loan portfolio at June 30, 2008.

Our premises and equipment grew slightly to $10.9 million at June 30, 2008 from $10.5 million at December 31, 2007. The $388,000 increase reflects additions for the completion of our new full service office in Wilmington which opened in January 2008, initial costs on construction of our new multi-story building for our North Raleigh office which began in the second quarter of 2008 and the opening in June 2008 of our loan production office in Morehead City. Overall, other assets and accrued interest receivable increased slightly, $75,000, at June 30, 2008 over December 31, 2007. During March 2008, we terminated our interest rate floor at $1.9 million, see “Quantitative and Qualitative Disclosures about Market Risk” discussed in Item 3 for additional information.

Our loan growth was funded primarily with increased deposit funds, up $73.0 million or 16.0% from December 31, 2007. Since December 31, 2007, noninterest-bearing deposits have declined $23.1 million or 24.4% to $71.7 million, while interest-bearing savings, money market and interest checking deposits grew $46.6 million or 23.4%. The decline in noninterest-bearing demand deposits is in part a result of the North Carolina State Bar requiring deposit accounts of our attorney trust customers to be moved from noninterest-bearing demand deposit accounts and held in interest-bearing deposit accounts by the end of June 30, 2008. Total time deposits grew $49.5 million or 30.4%, primarily in brokered time deposits which increased $40.2 million from December 31, 2007 to June 30, 2008. Time deposits greater than $100,000 decreased $2.6 million or 2.9% to $87.8 million at June 30, 2008. Our core deposits grew by $35.5 million or 9.9% from December 31, 2007 to June 30, 2008, as the result of our continuous efforts to expand and develop full banking relationships with our customers. Additional funds, however, were necessary from brokered time deposits to support our high level of loan growth.

We also use borrowings to support balance sheet management and growth. Total borrowings were up $3.8 million to $58.1 million at June 30, 2008 from $54.2 million at December 31, 2007. Short-term funds decreased due to additional funds available from brokered time deposits and the new long-term debt issuance. Long-term borrowings increased due to the issuance of $9.8 million of subordinated notes by the Bank in May 2008 that mature in June 2018. Additional subordinated notes of $1.2 million were issued on July 1, 2008. The subordinated notes issued in May 2008 are included in our calculation of Tier II capital.

Accrued expenses were up $5.4 million due to principal and interest collections on participated loans which were submitted subsequent to quarter end.

Total shareholders’ equity increased $2.2 million or 6.9% from $31.6 million at December 31, 2007 to $33.7 million at June 30, 2008. The increase was provided by net income of $1.27 million and the conversion of 189,212 stock options held by directors and employees into common stock. The exercise of these options contributed $505,000 to our total shareholders’ equity while stock based compensation added $78,000. Other comprehensive income components increased shareholders’ equity at June 30, 2008 by $321,000.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2008 and 2007

Net Income. For the three-month period ended June 30, 2008, net income was $643,000 compared to $846,000 for the corresponding three-month period of 2007, representing a 24.0% decrease. On a diluted share basis, earnings were $.09 and $.12 per share, respectively, for the three-month periods ended June 30, 2008 and 2007.

The decrease in earnings is primarily attributable to the additional operating expenses related to the opening of two new banking offices, a loan production office, increased loan loss provision and the impact of a 325 basis point drop in the prime interest rate since June 30, 2007. Approximately 40.0% of our loan portfolio re-prices with each reduction in interest rate and new loans funded during the 2008 period were priced at comparably lower interest rates than the prior year period. Overall, net interest income grew $937,000 in the three-month period ended June 30, 2008 compared to the prior year period, driven by higher average loan volumes. The increase in net interest income was offset by increases in loan loss provision of $460,000 (discussed below) and other noninterest expense of $885,000, primarily in personnel costs related to staffing the new banking and loan production offices.

Net Interest Income. Interest income for the three-month period ended June 30, 2008 increased $926,000 or 11.7% over the prior year period. The increase in interest income was provided substantially by growth in average earning assets, specifically loans. For the three-month period ended June 30, 2008 compared to the prior year period, average loan volumes increased $144.0 million, providing additional interest income of approximately $2.5 million. An average decrease in volume for Federal funds sold and investment securities decreased interest income by approximately $332,000. Declines in yield among average interest-earning assets decreased interest income approximately $1.3 million.

Deposit interest expense decreased $233,000 overall for the three-month period ended June 30, 2008 compared to the prior year period. Lower rates paid on average interest-bearing deposits decreased interest expense approximately $986,000. The lower rates were the result of repricing of our interest-bearing deposit funds to reflect market conditions. Growth in average interest-bearing deposits occurred in money market and time deposits, which increased $40.8 million and $39.2 million, respectively, which increased interest expense approximately $753,000. Interest expense on average short-term and long-term borrowings increased $222,000 over the prior year period as growth in these funds increased $34.9 million. Average noninterest-bearing demand deposits were down $8.8 million to $84.3 million.

Overall, net interest income for the three-month period ended June 30, 2008 increased $937,000 or 22.0%, with approximately $1.1 million attributable to earning asset growth offset by approximately $193,000 due to lower rates. The net interest margin for the three-month period was 3.79% compared to 3.88% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$515,113	$8,422	6.58%	$371,078	$7,055	7.63%
Investments available for sale	28,494	362	5.11%	38,162	423	4.45%
Fed funds sold	4,220	19	1.81%	28,322	383	5.42%
Other Interest-earning assets	3,051	40	5.27%	2,291	56	9.80%

Total interest-earning assets	550,878	8,843	6.46%	439,853	7,917	7.22%

Other assets	19,719			17,582

Total assets	$570,597			$457,435

Interest-bearing liabilities:
Deposits:
NOW & Money Market	$214,516	1,165	2.18%	$173,736	1,669	3.85%
Savings	1,007	2	0.80%	1,165	1	0.34%
Time deposits over $100,000	91,022	1,083	4.79%	74,555	975	5.25%
Other time deposits	85,365	931	4.39%	62,657	769	4.92%
Short-term borrowings	26,885	140	2.09%	8,332	46	2.21%
Long-term debt	27,507	331	4.84%	11,189	203	7.28%

Total interest-bearing liabilities	446,302	3,652	3.29%	331,634	3,663	4.43%

Demand deposits	84,251			93,082
Other liabilities	5,752			4,245
Shareholders’ equity	34,292			28,474

Total liabilities and shareholders’ equity	$570,597			$457,435

Net interest income and interest rate spread		$5,191	3.17%		$4,254	2.79%

Net yield on average interest-earning assets			3.79%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities			123.43%			132.63%

Provision for Loan Losses. The provision for loan losses was $671,000 during the three-month period ended June 30, 2008 compared with $211,000 for the same period in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the three-month period ended June 30, 2008 is principally in response to loan growth and funding our reserve for impaired loans. Net charge-offs were $794,000 and $3,000, respectively, for the three-month periods ended June 30, 2008 and 2007. A significant portion of the charge-offs for the three-month period ended June 30, 2008 was the result of a $542,000 loan charged off for a single-practice physician who died unexpectedly. Nonaccrual loans were $2.2 million and $3.1 million, respectively, representing .41% and .66% of period-end loans as of June 30, 2008 and December 31, 2007. There were $98,000 in loans on nonaccrual status as of June 30, 2007. We had no restructured loans or other real estate owned at June 30, 2008, December 31, 2007 or June 30, 2007. The allowance for loan losses was $5.3 million at June 30, 2008, $5.0 million at December 31, 2007, and $4.1 million at June 30, 2007 representing 1.00%, 1.07% and 1.06%, respectively, of loans outstanding at each date. The decrease in the level of the allowance relative to gross loans resulted from the decrease in the actual impairment reserve allocated to specific loans of which approximately $205,000 is attributable to impaired loans charged off during the period and approximately $120,000 due to a reduction in impaired evaluation. Total loans considered impaired in accordance with SFAS No. 114 decreased from $3.9 million at December 31, 2007 to $2.5 million at June 30, 2008, with the corresponding allowance for the impaired loans declining to $145,600 at June 30, 2008 from $472,000 at December 31, 2007. The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at June 30, 2008.

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

The following is a summary of nonperforming assets at the dates presented:

	June 30, 2008		December 31, 2007		June 30, 2007
	(Dollars in thousands)
Nonaccrual loans	$2,205		$3,103		$98
Restructured loans	—		—		—

Total nonperforming loans	2,205		3,103		98

Other real estate owned	—		—		—

Total nonperforming assets	$2,205		$3,103		$98

Accruing loans past due 90 days or more (1)	$65		$492		$569
Other impaired loans (2)	$307		$327		$241
Allowance for loan losses	$5,321		$5,020		$4,103
Nonperforming loans to period end loans	0.41%		0.66%		0.03%
Allowance for loan losses to period end loans	1.00%		1.07%		1.06%
Nonperforming assets to loans and other real estate owned	0.41%		0.66%		0.03%
Nonperforming assets to total assets	0.35%		0.57%		0.02%
Ratio of allowance for loan losses to nonperforming loans	2.41	x	1.62	x	41.87x

(1)	$17,000 and $492,000, and $569,000 respectively, at June 30, 2008, December 31, 2007 and June 30, 2007 considered impaired in management’s evaluation.
(2)	Other impaired loans as of June 30, 2008 consists of two loans, both of which were performing and not past due. Other impaired loans as of December 31, 2007 consists of one loan which was performing and not past due and two loans which were past due 30- 89 days. Other impaired loans as of June 30, 2007 consisted of one loan which was performing and not past due.

Noninterest Income. For the three-month period ended June 30, 2008, non-interest income increased $24,000 to $327,000 from $303,000 for the corresponding period in the prior year. We began efforts at the beginning of 2008 to dissolve our mortgage operations by the end of June 2008, resulting in the decrease of mortgage operation fees of $36,000 from the prior year three-month period. The mortgage operations were terminated in the three-month period ended June 30, 2008. Deposit fees, service charges and other fees increased $60,000 for the three-month period ended June 30, 2008 compared to the prior year period primarily due to efforts to reduce the number of waived fees and increase loan modification fees. Fees from annuity sales and other fees generated from wealth management services were down slightly.

Noninterest Expense. Total non-interest expense for the three-month period ended June 30, 2008 was $3.8 million, with salaries and benefits representing the largest expense category at $2.1 million. This compares to total non-interest expense for the three-month period ended June 30, 2007 of $2.9 million with salaries and benefits of $1.6 million. The $488,000 increase in salaries and benefits for the three-month period ended June 30, 2008 is attributable to an overall increase of 19 full time equivalent employees from the prior year period. We hired additional staff late in 2007 for our new full service office in Wilmington which opened in January 2008 and our full service office in downtown Raleigh which opened in December 2007 as well as other management and support staff throughout the Bank.

Occupancy and equipment costs increased $162,000 to $637,000 for the three-month period ended June 30, 2008 compared to the same period last year. These costs include the additional lease expense for our new full-service office in Wilmington which opened in January 2008 and additional lease expense for expansion in our current operations area. Overall, lease expense increased approximately $98,000 over the prior year three-month period. Other non-interest expenses increased $235,000 during the three-month period ended June 30, 2008 over the prior year period in 2007. Outsourced data processing fees were up $53,000 due to an increase in the volume of accounts, professional fees were up $32,000, telephone expense was up $26,000 and donations were up $28,000.

Comparison of Results of Operations for the Six-Month Period Ended June 30, 2008 and 2007

Net Income. For the six-month period ended June 30, 2008, net income was $1.27 million compared to $1.6 million for the corresponding six-month period of 2007, representing an 18.1% decrease. On a diluted share basis, earnings were $.17 and $.21 per share, respectively, for the six-month period ended June 30, 2008 and 2007.

The decrease in earnings is primarily attributable to the additional operating expenses related to the opening of two new banking offices, a loan production office, increased loan loss provision and the impact of a 325 basis point drop in the prime interest rate since June 30, 2007. Overall, net interest income grew $1.8 million in the six-month period ended June 30, 2008 compared to the prior year period, driven by higher average loan volumes. The increase in net interest income was offset by increases in loan loss provision of $675,000 and other noninterest expense of $1.7 million, primarily in personnel costs related to staffing the new banking and loan production offices.

Net Interest Income. Interest income for the six-month period ended June 30, 2008 increased $2.4 million or 15.3% over the prior year period with a corresponding increase in interest expense of $591,000 over the prior year period. The increase in interest income was provided substantially by growth in average loans of $133.8 million, which generated additional interest income of approximately $4.8 million for the six-month period ended June 30, 2008 compared to the prior year period. An average decrease in volume for Federal funds sold and investment securities reduced interest income by approximately $578,000. Lower yields on our average interest-earning assets reduced overall interest income approximately $1.9 million.

Lower rates resulting from the repricing of our interest-bearing deposits to reflect market conditions reduced interest expense approximately $1.4 million while growth in these average interest-bearing deposits of $76.8 million resulted in an increase in interest expense of approximately $1.5 million, resulting in a net increase in interest expense of $150,000 for the six-month period ended June 30, 2008 compared to the prior year period. Average noninterest-bearing demand deposits decreased $3.4 million. Interest expense on average short-term and long-term borrowings increased $441,000 over the prior year period as these funds increased on average $28.8 million.

Overall, net interest income for the six-month period ended June 30, 2008 increased $1.8 million or 21.5%, with approximately $2.1 million attributable to earning asset growth offset by approximately $295,000 due to lower rates. The net interest margin for the six-month period was 3.75% compared to 3.86% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$498,713	$16,922	6.82%	$364,921	$13,817	7.64%
Investments available for sale	30,930	756	4.92%	39,355	869	4.45%
Fed funds sold	5,012	67	2.69%	24,966	670	5.41%
Other interest-earning assets	2,877	86	6.01%	2,370	109	9.27%

Total interest-earning assets	537,532	17,831	6.67%	431,612	15,465	7.23%

Other assets	19,782			17,303

Total assets	$557,314			$448,915

Interest-bearing liabilities:
Deposits:
NOW & Money Market	$209,439	2,720	2.61%	$166,548	3,194	3.87%
Savings	910	3	0.66%	1,164	3	0.52%
Time deposits over $100,000	92,211	2,270	4.95%	75,085	1,945	5.22%
Other time deposits	81,242	1,860	4.60%	64,176	1,561	4.91%
Short-term borrowings	22,225	286	2.59%	8,750	98	2.26%
Long-term debt	26,533	658	4.99%	11,191	405	7.30%

Total interest-bearing liabilities	432,560	7,797	3.62%	326,914	7,206	4.45%

Demand deposits	85,961			89,378
Other liabilities	4,960			4,656
Shareholders’ equity	33,833			27,967

Total liabilities and shareholders’ equity	$557,314			$448,915

Net interest income and interest rate spread		$10,034	3.05%		$8,259	2.78%

Net yield on average interest-earning assets			3.75%			3.86%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.27%			132.03%

Provision for Loan Losses. The provision for loan losses increased $675,000 to $1.1 million for the six-month period ended June 30, 2008 as compared with $422,000 for the same period in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the six-month period ended June 30, 2008 is principally in response to loan growth. Net charge-offs were $796,000 or .32% of average loans and $302,000 or .17% of average loans, respectively, for the six-month periods ended June 30, 2008 and 2007. See additional discussion regarding provision for loan losses and allowance for loan loss under “Provision for Loan Losses” included above under “Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2008 and 2007”.

Noninterest Income. For the six-month period ended June 30, 2008, non-interest income increased $77,000 over the corresponding period in the prior year. We began efforts at the beginning of the year to dissolve our mortgage operations by the end of June 2008, resulting in a decrease in mortgage operation fees of $37,000 from the prior year six-month period. Deposit fees, service charges and other fees increased $114,000 for the six-month period ended June 30, 2008 compared to the prior year period primarily due to efforts to reduce the number of waived fees and increase loan modification fees. Deposit related fees were up $35,000, loan modification fees were up $70,000 and fees from annuity sales and other fees generated from wealth management services were up $23,000 for the six-month period ended June 30, 2008 compared to the prior year period.

Noninterest Expense. Total non-interest expense for the six-month period ended June 30, 2008 was $7.5 million, with salaries and benefits representing the largest expense category at $4.2 million. This compares to total non-interest expense for the six-month period ended June 30, 2007 of $5.8 million with salaries and benefits of $3.1 million. The $1.1 million increase in salaries and benefits for the six-month period ended June 30, 2008 is attributable to an overall increase of 19 full time equivalent employees from the prior year period. We hired additional staff late in 2007 for our new full service office in Wilmington which opened in January 2008 and our full service office in downtown Raleigh which opened in December 2007 as well as other management and support staff throughout the Bank.

Occupancy and equipment costs increased $282,000 to $1.2 million for the six-month period ended June 30, 2008 compared to the same period last year. These costs include the additional lease expense for our new full-service office in Wilmington which opened in January 2008 and additional lease expense for expansion in our current operations area. Overall, lease expense increased approximately $131,000 over the prior year six-month period. Other non-interest expense increased $342,000 during the six-month period ended June 30, 2008 over the prior year period in 2007. The new offices also contributed to additional costs in other non-interest expense. Outsourced data processing fees were up $107,000 due to an increase in the volume of accounts, professional fees were up $72,000, telephone expense was up $48,000 and donations were up $40,000. Director fees for the first six months of 2008 were $158,000, down $123,000 from the prior year period. Directors fees for the first six months of 2007 included fees for an equity compensation plan. During September 2007, the board of directors waived the equity compensation portion of the 2007 deferred compensation plan for fiscal 2007 and in December 2007, terminated the equity compensation portion in its entirety. The remaining non-interest expenses were up overall in various categories due to increases in general operating expense.

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, Federal funds sold and investment securities classified as available for sale) comprised $84.2 million or 13.3% and $65.6 million or 12.0% of our total assets at June 30, 2008 and December 31, 2007, respectively.

We have historically been a net seller of Federal funds, as our liquidity has exceeded our need to fund new loan demand. However, beginning in the fourth quarter of 2007, strong loan demand necessitated our borrowing short-term funds rather than selling federal funds and this trend continued during the first six months of 2008. For the first three months of 2008 our short-term borrowings averaged $17.5 million compared to $5.8 million of average Federal funds sold. During the second quarter of 2008, short-term borrowings averaged $26.9 million compared to $4.2 million of average Federal funds sold. During June of 2008 we also acquired additional funding of $40.0 million through brokered certificates of deposits included in time deposits. We have established credit lines with other financial institutions to purchase up to $26.3 million in Federal funds. As a member of the Federal Home Loan Bank of Atlanta, or FHLB, we may obtain advances up to 10% of our Bank’s assets. As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. At June 30, 2008, our short-term borrowings consisted of securities sold under agreements to repurchase of $9.0 million and short-term FHLB advances of $23.0 million. Federal funds sold at June 30, 2008 were $41.7 million.

Total deposits were $530.4 million and $457.3 million at June 30, 2008 and December 31, 2007, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 40.1% and 35.6%, respectively, of total deposits at June 30, 2008 and December 31, 2007. Time deposits of $100,000 or more represented 16.5% and 19.8%, respectively, of our total deposits at June 30, 2008 and December 31, 2007. Time deposits at June 30, 2008 and December 31, 2007 included $50.2 million and $10.0 million, respectively, of wholesale brokered certificates of deposit that mature in various terms less than a year. We began acquiring these brokered deposits in the fourth quarter of 2007 to partially fund the significant rise in loan demand which has out-paced our growth in core deposits. Other than these brokered deposits, we believe that most of the time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Also, on May 13, 2008, the Bank sold $9.75 million in principal of 3-month LIBOR plus 3.50% floating rate subordinated notes due June 30, 2018. Additional subordinated notes of $1.25 million were issued on July 1, 2008. The subordinated notes issued in May 2008 are included in our calculation of Tier II capital.

Short and long-term borrowings as of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	($ in thousands)
Short-term borrowings
Federal funds purchased	$—	$—
Repurchase agreements	8,988	23,886
FHLB advances	23,000	14,000

	$31,988	$37,886

Long-term borrowings
FHLB advances	$857	$867
Subordinated notes	9,750	—
Junior subordinated debentures	15,465	15,465

	$26,072	$16,332

A description of the trust preferred securities and related junior subordinated debentures outstanding at June 30, 2008 and December 31, 2007 are as follows:

	6/30/2008	12/31/2007	Maturity Date	Interest rate
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3-mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3-mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3-mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of the subordinated notes outstanding at June 30, 2008 and December 31, 2007 are as follows:

	6/30/2008	12/31/2007	Maturity Date	Interest rate
Floating rate subordinated notes	$9,750	$—	6/30/2018	3-mo LIBOR plus 3.50%, resets quarterly

We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position at June 30, 2008 is adequate to meet our operating needs.

At June 30, 2008, our equity to assets ratio was 5.3%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 8.30%, 8.71% and 11.49%, respectively. At June 30, 2008, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

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

Our hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. We may use a variety of commonly used derivative products that are instruments used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars. We have used a stand-alone derivative financial instrument, in the form of an interest rate floor, in our asset/liability management program. The transaction involved both credit and market risk. The instrument was designated as a cash flow hedge of the risk of overall changes in cash flows below the strike rate of 7.50% on the floor. Although the cash flow hedge was consistent with our risk management objective, we decided in March 2008 to terminate the interest rate floor agreement after considering the impact of the transaction on our risk management objectives and after alternative strategies were in place to mitigate the adverse impact of falling interest rates on our net interest margin. On March 17, 2008, we received $1.9 million in connection with the termination of the interest rate floor and are amortizing the remaining pre-tax gain of $1.5 million over the remaining 19 months of the original contract period. At December 31, 2007, the outstanding notional value of the interest rate floor was $50.0 million with a fair value of $1.0 million and an unrealized gain of $681,000 and a maturity date of November 1, 2009. Additional discussion of derivatives is presented in Note L in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 29, 2008. The following matters were voted on at the meeting:

Proposal 1:	To elect five Class II Directors for three-year terms until the Annual Meeting of Shareholders in 2011. Votes for each nominee were as follows:

Name	For	Withheld
Larry D. Barbour	5,154,027	50,839

Charles T. Francis	5,191,220	13,646

Ambassador Jeannette W. Hyde	5,195,356	9,510

Brig. Gen. Gary H. Pendleton (Retired)	5,201,296	3,570

Fred J. Smith Jr.	5,201,296	3,570

The following directors continued in office after the meeting: James C. Branch, Glenn E. Futrell, J. Keith Keener, M.D., W. Harold (Hal) Perry and Jack M. Stancil, Forrest H. Ball, C. Thomas Hendrickson, Honorable Burley B. Mitchell, Jr., Barry W. Partlo, and Nutan T. Shah.

Proposal 2: To ratify the appointment of Dixon Hughes PLLC, Raleigh, North Carolina, as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
5,164,396	27,458	13,011

Proposal 3: To act upon such other matters as may properly come before the meeting or any adjournment thereof.

For	Against	Abstain
5,082,945	74,064	47,855

Item 6. Exhibits

Exhibit #	Description
10.18	Fiscal and Paying Agent Agreement, dated May 13, 2008, between North State Bank and Wilmington Trust Company (including form of Floating Rate Subordinated Note due June 30, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: August 14, 2008	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer