Form 10-Q
period 2008-09-30
NORTH STATE BANCORP
filed 2008-11-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

As of November 13, 2008, 7,171,268 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007*
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$14,387	$11,425
Interest-earning deposits with banks	42,301	1,139
Federal funds sold	—	18,202
Investment securities available for sale, at fair value	24,346	34,843
Investment securities held to maturity, at cost	750	—

Loans	539,474	469,228
Less allowance for loan losses	6,004	5,020

NET LOANS	533,470	464,208

Accrued interest receivable	1,950	2,090
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,157	1,621
Premises and equipment	11,364	10,463
Other assets	3,639	3,529

TOTAL ASSETS	$633,364	$547,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$76,199	$94,788
Savings, money market and NOW	217,660	199,503
Time deposits	264,687	163,019

TOTAL DEPOSITS	558,546	457,310

Accrued interest payable	2,080	2,511
Short-term borrowings	8,875	37,886
Long-term debt	27,317	16,332
Accrued expenses and other liabilities	1,733	1,924

TOTAL LIABILITIES	598,551	515,963

Commitments (Note C)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized 7,171,268 and 6,974,604 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	20,611	19,609
Retained earnings	13,297	11,439
Accumulated other comprehensive income	905	509

TOTAL SHAREHOLDERS’ EQUITY	34,813	31,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$633,364	$547,520

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$8,760	$7,655	$25,682	$21,472
Investments	279	451	1,035	1,320
Federal funds sold and interest-earning deposits	102	309	255	1,088

TOTAL INTEREST INCOME	9,141	8,415	26,972	23,880

INTEREST EXPENSE
Money market, NOW and savings deposits	1,088	1,891	3,811	5,088
Time deposits	2,327	1,786	6,457	5,292
Short-term borrowings	53	51	339	149
Long-term debt	407	205	1,065	610

TOTAL INTEREST EXPENSE	3,875	3,933	11,672	11,139

NET INTEREST INCOME	5,266	4,482	15,300	12,741
PROVISION FOR LOAN LOSSES	777	255	1,874	677

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,489	4,227	13,426	12,064

NON-INTEREST INCOME
Fees from mortgage operations	—	72	72	181
Service charges on deposit accounts and other fees	316	174	750	528
Other	79	47	203	137

TOTAL NON-INTEREST INCOME	395	293	1,025	846

NON-INTEREST EXPENSE
Salaries and employee benefits	2,075	1,765	6,249	4,859
Occupancy and equipment	674	462	1,892	1,398
Professional fees	87	88	279	207
Postage, printing and office supplies	35	36	135	123
Data processing and other outsourced services	205	191	619	498
Advertising	64	62	203	165
Other	736	411	2,044	1,606

TOTAL NON-INTEREST EXPENSE	3,876	3,015	11,421	8,856

INCOME BEFORE INCOME TAXES	1,008	1,505	3,030	4,054
INCOME TAXES	422	573	1,172	1,568

NET INCOME	$586	$932	$1,858	$2,486

NET INCOME PER COMMON SHARE
Basic	$.08	$.13	$.26	$.36

Diluted	$.08	$.13	$.25	$.34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,163,898	6,960,806	7,154,931	6,898,691

Diluted	7,353,146	7,326,126	7,350,125	7,295,443

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$586	$932	$1,858	$2,486

Other comprehensive income:
Securities available for sale:
Net unrealized holding gains on available for sale securities	378	482	281	262
Tax effect	(146)	(186)	(109)	(101)
Reclassification of loss recognized in net income	—	—	6	—
Tax effect	—	—	(2)	—

Net of tax amount	232	296	176	161

Cash flow hedging activities:
Unrealized holding gains on hedging activities	—	410	900	227
Tax effect	—	(158)	(370)	(80)
Reclassification of (gains) losses recognized in net income	(257)	12	(505)	18
Tax effect	99	(5)	195	(7)

Net of tax amount	(158)	259	220	158

Total other comprehensive income	74	555	396	319

Comprehensive income	$660	$1,487	$2,254	$2,805

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2007	6,974,604	$19,609	$11,439	$509	$31,557
Net income	—	—	1,858	—	1,858
Other comprehensive income, net of tax	—	—	—	396	396
Stock based compensation	—	118	—	—	118
Stock options exercised including income tax benefit of $341	196,664	884	—	—	884

Balance at September 30, 2008	7,171,268	$20,611	$13,297	$905	$34,813

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,858	$2,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	606	467
Net (accretion) amortization of premiums and discounts on investment securities	17	(13)
Gain on termination of derivative instrument	505	—
Provision for loan losses	1,874	677
Loss on sale of securities	6	—
Stock based compensation	118	75
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	140	(218)
Increase in other assets	(2,269)	(490)
Increase (decrease) in accrued interest payable	(431)	149
Increase (decrease) in accrued expenses and other liabilities	(191)	898

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,233	4,031

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of derivative	1,905	—
Purchase of investment securities available for sale	(3,055)	(7,187)
Purchase of investment securities held to maturity	(750)	—
Proceeds from maturities and repayments of investment securities available for sale	13,815	11,444
Purchases of premises and equipment	(1,507)	(2,613)
Net increase in loans	(71,156)	(67,252)
Net sale (purchase) of Federal Home Loan Bank Stock	464	(54)
Purchase of investment accounted for under the cost method	(121)	—

NET CASH USED BY INVESTING ACTIVITIES	(60,405)	(65,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	101,236	32,176
Net decrease in short-term borrowings	(29,011)	(2,282)
Proceeds from long-term debt	11,000	—
Repayments on long-term debt	(15)	(15)
Exercise of stock options	543	433
Excess tax benefits from exercise of stock options	341	409

NET CASH PROVIDED BY FINANCING ACTIVITIES	84,094	30,721

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,922	(30,910)
CASH AND CASH EQUIVALENTS, BEGINNING	30,766	57,497

CASH AND CASH EQUIVALENTS, ENDING	$56,688	$26,587

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2008 and for the three and nine-month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected not to delay the application of SFAS No.157 to nonfinancial assets and nonfinancial liabilities, as allowed by Financial Accounting Standards Board (“FASB”) Staff Position SFAS 157-2. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

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

Beginning January 1, 2008, the Company can prospectively elect to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), and measure selected financial assets and liabilities at fair value on a contract-by-contract basis. The Company evaluated the guidance contained in SFAS 159 and decided not to elect the fair value option for any financial assets or liabilities at this time.

On March 19, 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company had not adopted the standard as of September 30, 2008.

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

NOTE C – COMMITMENTS

At September 30, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit	$76,083
Undisbursed lines of credit	23,576
Letters of credit	3,589

NOTE D – NONPERFORMING ASSETS

Nonperforming assets at September 30, 2008, December 31, 2007 and September 30, 2007 consisted of the following:

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE D – NONPERFORMING ASSETS (Continued)

	September 30, 2008		December 31, 2007		September 30, 2007
	(Dollars in thousands)
Nonaccrual loans	$5,286		$3,103		$141
Restructured loans	—		—		—

Total nonperforming loans	5,286		3,103		141
Other real estate owned	20		—		—

Total nonperforming assets	$5,306		$3,103		$141

Accruing loans past due 90 days or more (1)	$34		$492		$580
Potential problem loans (2)	$2,794		$326		$257
Allowance for loan losses	$6,004		$5,020		4,358
Nonperforming loans to period end loans	0.98%		0.66%		0.03%
Allowance for loan losses to period end loans	1.11%		1.07%		1.06%
Nonperforming assets to loans and other real estate owned	0.98%		0.66%		0.03%
Nonperforming assets to total assets	0.84%		0.57%		0.03%
Ratio of allowance for loan losses to nonperforming loans	1.14	x	1.62	x	30.91	x

(1)	All loans past due 90 days or more at September 30, 2008, December 31, 2007 and September 30, 2007 were analyzed for impairment.
(2)	Potential problem loans consists of eight loans which were performing and not past due and one loan past due 30-89 days as of September 30, 2008. Potential problem loans as of December 31, 2007 consists of one loan which was performing and not past due and two loans which were past due 30- 89 days. Potential problem loans as of September 30, 2007 consisted of one loan which was performing and not past due and one loan past due 15- 29 days. Prior to September 30, 2008, potential problem loans were referred to as “other impaired loans” however, upon further review of the applicable Guide 3 guidance these loans are more appropriately presented under the classification for “potential problem loans.”

As of September 30, 2008, the Company had outstanding loan balances analyzed for impairment in accordance with SFAS No. 114 of $5.3 million. The Company provided for probable losses through specific reserve allowances of $298,000 with corresponding outstanding loan balances of $1.4 million. Management has analyzed and determined the collateral on the remaining $3.9 million of loans analyzed for impairment to be adequate and no additional specific reserve allowance is necessary. In addition, the Company has identified and evaluated, primarily as a result of information regarding possible credit problems of related borrowers, $2.8 million of potential problem loans as of September 30, 2008. Although these loans are currently performing and not included as nonperforming loans above, they have been considered by management in assessing the adequacy of its allowance for loan losses.

As of December 31, 2007, loans analyzed for impairment in accordance with SFAS No. 114 were $3.6 million. Outstanding loan balances of $3.1 million had corresponding specific reserve allowances of $219,000. No specific reserve allowances were deemed necessary on the remaining $492,000 of impaired loan balances at December 31, 2007 and the loans were paid off in full during 2008. Potential problem loans at December 31, 2007 were $326,000.

As of September 30, 2007, loans analyzed for impairment in accordance with SFAS No. 114 were $721,000. Outstanding loan balances of $229,000 had corresponding specific reserve allowances of $58,000. No specific reserve allowances were deemed necessary on the remaining $492,000 of impaired loan balances at September 30, 2007 and the loans were paid off in full during 2008. Potential problem loans at September 30, 2007 were $257,000.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E – ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	2008	2007	2008	2007
	(Dollars in thousands)
Allowance for loan losses beginning of period	$5,321	$4,103	$5,020	$3,983
Provision for loan losses	777	255	1,874	677
Loans charged off	94	—	890	302
Recoveries	—	—	—	—

Net charge-offs	94	—	890	302

Allowance for loan losses end of period	$6,004	$4,358	$6,004	$4,358

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic net income per share	7,163,898	6,960,806	7,154,931	6,898,691
Effect of dilutive stock options	189,248	365,320	195,194	396,752

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,353,146	7,326,126	7,350,125	7,295,443

For the three and nine-month periods ended September 30, 2008 there were 70,800 and 70,676 anti-dilutive shares, respectively, excluded from the calculation of total dilutive weighted average shares due to the

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE F – NET INCOME PER SHARE (Continued)

exercise price exceeding the average market price for the three and nine-month periods. There were no anti-dilutive stock options for the three and nine-month periods ended September 30, 2007.

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

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the Company’s historical stock price. The expected term of the options is based upon the maximum life of the issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

The estimated per share fair value of options granted during the nine-month period ended September 30, 2008 is $12.25.

Assumptions in estimating option values:
Risk-free interest rate	3.66%
Dividend yield	0.00%
Volatility	40.38%
Expected life	10.0 years

A summary of option activity under the stock option plans as of September 30, 2008 and changes during the nine-month period ended September 30, 2008 is presented below:

		Weighted Average		Aggregate Intrinsic Value
	Shares	Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding at December 31, 2007	597,780	$4.36	3.75 years	$5,015
Granted	2,000	12.25
Exercised	196,664	2.76
Forfeited	1,863	5.15
Expired	—	—

Outstanding at September 30, 2008	401,253	$5.18	3.60 years	$1,332

Exercisable at September 30, 2008	334,717	$3.67		$1,617

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE G – STOCK OPTION PLANS (Continued)

For the nine-month period ended September 30, 2008 the intrinsic value of options exercised was approximately $1.5 million. During the three-month period ended March 31, 2008, 2,000 option shares were granted, and no option shares were granted during the three-month periods ended June 30, 2008 or September 30, 2008. During the three-month and nine-month periods ended September 30, 2007, 35,500 shares were granted. The fair value of options vested during the nine-month period ended September 30, 2008 was approximately $118,000. As of September 30, 2008, approximately $437,000 of share-based compensation expense remained to be recognized over a weighted average period of 3.0 years.

Cash received from option exercises under share-based payment arrangements for the nine-month period ended September 30, 2008 was approximately $543,000.

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, the Company purchased on October 12, 2006 a prime-based interest rate floor agreement with an aggregate notional amount of $50.0 million with a strike rate of 7.50%. The purchase price of $366,000 was to be amortized on an allocated fair value basis over the three-year term of the agreement. In the first quarter of 2008, the Company decided to terminate the interest rate floor agreement only after considering the impact of the transaction on its risk management objectives and concluded the termination provided protection against the impact of expected interest rates on its net interest margin. On March 17, 2008, the Company received $1.9 million in connection with the termination of the interest rate floor agreement. The contractual maturity of the floor was November 1, 2009. During the life of the floor, pre-tax gains of approximately $1.5 million were deferred in accumulated other comprehensive income (“AOCI”) in accordance with cash flow hedge accounting rules established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)”. The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining 19 months of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affects earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through November 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminated floor, then amounts in AOCI could be accelerated. The principal amount of the designated prime-based loans as of September 30, 2008 exceeded the notional amount of the terminated floor. At September 30, 2008, the remaining pre-tax gains were approximately $1.1 million.

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, a portion of the Company’s impaired loans was evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	As of September 30, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Securities available for sale	$24,346	$—	$24,346	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of September 30, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$5,023	$—	$4,080	$943

NOTE J – SUBORDINATED DEBT

On May 13, 2008, the Bank issued $9.8 million and, on July 1, 2008, $1.2 million of floating-rate subordinated notes due June 30, 2018. Interest on the notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year beginning with June 30, 2008. The interest rate on the notes is based on 3-month LIBOR plus 3.50% and resets quarterly on the 15th of March, June, September and December of each year. The Bank may redeem some or all of the notes at any time beginning on June 30, 2013 at a price equal to 100% of the principal amount of the notes redeemed plus accrued but unpaid interest to the redemption date. The subordinated notes are included in long-term debt and qualify as Tier II capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in legislation or regulation; changes in accounting principles, policies or guidelines; our ability to manage growth; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. Effective June 28, 2002, North State Bank became our wholly owned subsidiary. In March 2004, we formed North State Statutory Trust I, in December 2005 we formed North State Statutory Trust II and in November 2007 we established a third subsidiary trust, North State Statutory Trust III, all of which issued trust preferred securities to provide additional capital for general corporate purposes, including expansion of North State Bank. In October 2007, we acquired approximately 5.6% of Beacon Title Agency, LLC, a title insurance agency. Our only business is the ownership and operation of North State Bank, the three subsidiary trusts and our investment in Beacon Title Agency.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets at September 30, 2008 were $633.4 million compared to $547.5 million at December 31, 2007, an increase of $85.8 million or 15.7%, primarily in loans. Although loan growth slowed during the three months ended September 30, 2008, loan production has continued to lead our asset growth during the year, up a total of $70.2 million over December 31, 2007. Our continued loan growth during 2008 has necessitated the broadening of our funding sources to include additional wholesale brokered certificates of deposits, internet deposits and by the issuance of long-term subordinated notes. Total deposits increased $101.2 million over December 31, 2007 of which nearly half was funded through wholesale brokered certificates of deposit, up $50.1 million over December 31, 2007. In May 2008 and July 2008, the Bank issued $9.8 million and $1.2 million, respectively in long-term subordinated notes. The additional subordinated notes and wholesale brokered deposits also contributed to the reduction of our short-term borrowings by $29.0 million from December 31, 2007.

Investments available for sale decreased $10.5 million or 30.1% from $34.8 million at December 31, 2007 as principal repayments and maturing investments were redeployed into the loan portfolio. The investment portfolio increased in fair value $172,000 with a $4,000 loss reclassification recognized in income net of tax during the nine-month period ended September 30, 2008. We have no holdings in Fannie Mae or Freddie Mac preferred stock. At September 30, 2008, our overnight excess funds were invested in our interest-bearing due from account at the Federal Home Loan Bank of Atlanta (“FHLB”) resulting in cash and due from banks of $56.7 million. At December 31, 2007, cash and due from banks was $12.6 million and Federal funds sold were $18.2 million.

Loan growth slowed during the three months ended September 30, 2008, increasing $4.9 million to $539.5 million over June 30 2008 as we emphasized our historic niche of mutually-beneficial relationship lending. Loans grew $70.2 million during the first nine months of 2008. The loan growth was primarily in commercial real estate and construction loans throughout all our markets in Wake and New Hanover counties during the nine-month period ended September 30, 2008. We have no direct exposure to sub-prime mortgages.

The allowance for loan losses was $6.0 million at September 30, 2008 or 1.11% of total loans outstanding compared to $5.0 million or 1.07% of loans outstanding at December 31, 2007. The level of the allowance relative to gross loans was increased due to loan growth in general and additional specific reserves for impaired loans. Management considers the level of the allowance for loan losses adequate to provide for probable loan losses based on our assessment of our loan portfolio at September 30, 2008.

Premises and equipment grew to $11.4 million at September 30, 2008 from $10.5 million at December 31, 2007. The $901,000 increase reflects additions for the completion of our new full service office in Wilmington which opened in January 2008, initial costs on construction of our new multi-story building for our North Raleigh office which began in the second quarter of 2008 and the opening in June 2008 of our loan production office in Morehead City. Overall, other assets and accrued interest receivable decreased slightly, by $30,000, at September 30, 2008 over December 31, 2007. During March 2008, we terminated our interest rate floor at $1.9 million, see “Quantitative and Qualitative Disclosures about Market Risk” discussed in Item 3 for additional information.

Loan growth was funded primarily with increased total deposit funds from various sources, up $101.2 million or 22.1% from December 31, 2007. Our core deposits, which represented 63.4% of our total deposits, grew to $354.3 million at September 30, 2008, up $10.3 million from December 31, 2007. Since December 31, 2007, interest-bearing savings, money market and interest checking deposits grew $18.2 million or 9.1% to $217.7 million at September 30, 2008, offsetting a decline in noninterest-bearing deposits of $18.6 million during the same period. The decline in noninterest-bearing demand deposits is in part a result of the North Carolina State Bar requiring deposit accounts of our attorney trust customers to be moved from noninterest-bearing demand deposit accounts and held in interest-bearing deposit accounts by the end of June 30, 2008. Time deposits under $100,000, excluding internet deposits, discussed below, grew $10.7 million or 21.5%

Total time deposits grew $101.7 million or 62.4% with wholesale brokered time deposits contributing $50.1 million of the increase from December 31, 2007 to September 30, 2008. Other time deposits through participation in the CDARs program grew $10.6 million to $23.5 million at September 30, 2008 as increased uncertainty in the financial system encouraged more customers to use these accounts. In addition, time deposits over $100,000 increased $15.6 million or 17.3% to $106.0 million at September 30, 2008. Also, as a new source of funding during the third quarter, certificates of deposit issued by means of an internet subscription service grew to $14.6 million at September 30, 2008. We continue to seek out opportunities to grow core deposits in our markets by expanding and developing our banking relationships with our customers to reduce wholesale brokered deposits in the future as a source of funding. Our efforts to grow core deposits will continue to be a top priority in 2009 as we build banking relationships and push to reduce non-relationship funding.

We also use borrowings to support balance sheet management and growth. Total borrowings were down $18.0 million to $36.2 million at September 30, 2008 from $54.2 million at December 31, 2007. Short-term borrowings decreased $29.0 million due to additional funds available from brokered time deposits. Long-term borrowings increased $11.0 million due to the issuance of $9.8 million of subordinated notes by the Bank in May 2008 and $1.2 million of these notes issued on July 1, 2008, all of which mature in June 2018.

Total shareholders’ equity increased $3.3 million or 10.3% from $31.6 million at December 31, 2007 to $34.8 million at September 30, 2008. The increase was provided by net income of $1.9 million and the conversion of 196,664 stock options held by directors and employees into common stock. The exercise of these options contributed $543,000 to our total shareholders’ equity with a corresponding tax benefit of $341,000. Stock based compensation added $118,000. Other comprehensive income components increased shareholders’ equity at September 30, 2008 by $396,000.

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2008 and 2007

Net Income. For the three-month period ended September 30, 2008, net income was $586,000 compared to $932,000 for the corresponding three-month period of 2007, representing a 37.1% decrease. On a diluted share basis, earnings were $.08 and $.13 per share, respectively, for the three-month periods ended September 30, 2008 and 2007.

The decrease in earnings is primarily attributable to increased loan loss provision, the impact of a 275 basis point drop in the prime interest rate since September 30, 2007 and the additional operating expenses related to the opening of two new banking offices and a loan production office. As of September 30, 2008, approximately 38.0% of our loan portfolio re-prices with each reduction in the Wall Street Journal prime interest rate and new loans funded during the 2008 period were priced at comparably lower interest rates than the prior year period. Overall, net interest income grew $784,000 in the three-month period ended September 30, 2008 compared to the prior year period, driven by higher average loan volumes. The increase in net interest income was offset by increases in loan loss provision of $522,000 and noninterest expense of $861,000, primarily in personnel costs and occupancy and equipment expense related to staffing the new banking and loan production offices.

Net Interest Income. Interest income for the three-month period ended September 30, 2008 increased $726,000 or 8.6% over the prior year period. The increase in interest income was provided substantially by growth in average earning assets, specifically loans. For the three-month period ended September 30, 2008 compared to the prior year period, average loan volumes increased $141.7 million, providing additional interest income of approximately $2.5 million. Average volumes in investment securities and Federal funds sold decreased almost $20 million as the loan portfolio grew, decreasing interest income by approximately $210,000. The additional interest income provided through higher loan volume was partially offset due to lower rates. The substantially lower rate environment effectively reduced interest income by approximately $1.6 million during the period.

Deposit interest expense decreased $262,000 overall for the three-month period ended September 30, 2008 compared to the prior year period. Although interest-bearing deposits grew $119.0 million for the three months ended September 30, 2008 compared to the prior year period, lower interest rates were the primary factor in the overall decrease in interest expense. Higher average balances in money market and interest checking accounts of $27.9 million increased interest expense approximately $207,000 while higher average balances in time deposits under $100,000 of $72.1 million and time deposits over $100,000 of $19.5 million increased interest expense $782,000 and $237,000, respectively. As a result of the repricing of our interest-bearing deposits to reflect market conditions in a declining rate environment, interest expense was reduced by approximately $1.5 million. Interest expense on average short-term and long-term borrowings increased $204,000 over the prior year period as growth in these funds increased an average of $19.9 million. Noninterest-bearing demand deposits were down on average $20.8 million during the three months ended September 30, 2008. The decrease in noninterest-bearing demand deposits is primarily due to the North Carolina State Bar requiring deposit accounts of our attorney trust customers to be moved from noninterest-bearing demand deposit accounts to interest-bearing deposit accounts by the end of June 30, 2008.

Overall, net interest income for the three-month period ended September 30, 2008 increased $784,000 or 17.5%. The net interest margin for the three-month period was 3.61% compared to 3.88% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$539,882	$8,760	6.46%	$398,135	$7,655	7.63%
Investments available for sale	25,551	279	4.34%	38,637	451	4.63%
Fed funds sold	12,070	60	1.98%	18,963	249	5.21%
Other interest-earning assets	2,916	42	5.73%	2,192	60	10.86%

Total interest-earning assets	580,419	9,141	6.27%	457,927	8,415	7.29%

Other assets	19,101			19,888

Total assets	$599,520			$477,815

Interest-bearing liabilities:
Deposits:
NOW & Money Market	$218,984	1,087	1.97%	$191,124	1,888	3.92%
Savings	856	1	0.60%	1,431	3	0.60%
Time deposits over $100,000	97,888	1,076	4.37%	78,355	1,037	5.25%
Other time deposits	133,147	1,251	3.74%	61,013	749	4.87%
Short-term borrowings	12,611	53	1.67%	8,806	51	2.30%
Long-term debt	27,319	407	5.93%	11,182	205	7.27%

Total interest-bearing liabilities	490,805	3,875	3.14%	351,911	3,933	4.43%

Demand deposits	69,735			90,500
Other liabilities	4,078			5,740
Shareholders’ equity	34,902			29,664

Total liabilities and shareholders’ equity	$599,520			$477,815

Net interest income and interest rate spread		$5,266	3.13%		$4,482	2.86%

Net yield on average interest-earning assets			3.61%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.26%			130.13%

Provision for Loan Losses. The provision for loan losses was $777,000 during the three-month period ended September 30, 2008 compared with $255,000 for the same period in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the three-month period ended September 30, 2008 is principally in response to probable losses identified in our SFAS 114 evaluation. Net charge-offs were $94,000 for the three-month period ended September 30, 2008 compared to no charge-offs for the prior year period.

Management evaluates the adequacy of our allowance for loan losses on a monthly basis and our directors review management’s evaluation of the allowance for loan losses on a quarterly basis. In evaluating the allowance for loan losses, we prepare on a monthly basis an analysis of our current loan portfolio using historical loss rates, peer statistics and data from our portfolio. We utilize a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment as detailed in SFAS 114. Other groups of loans based on loan size may be selected for impairment review. For loans determined to be impaired, the specific allowance is based on the present value of expected cash flows or the fair value of the collateral or the loan’s observable market price. We have identified seven qualitative factors that are considered indicators of changes in the level of risk of loss inherent in our loan portfolio. These factors include and consider the risk of payment performance, overall portfolio quality (utilizing weighted average risk rating), general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, interest rate environment, levels of highly leveraged transactions (as defined in Section 365.2 of the FDIC regulations) and levels of construction, development and non-owner occupied commercial real estate lending. These factors are examined for trends and the risk that they represent to our loan portfolio. Each of these factors is assigned a level of risk and this risk factor is applied to only the SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”) pool of loans to calculate the appropriate allowance. Using the data gathered during this monthly evaluation process, the model calculates an estimated reserve amount.

Nonperforming loans increased to $5.3 million or .98% of loans at September 30, 2008 compared to $3.1 million or .66% of period-end loans as of December 31, 2007. There were $141,000 of nonperforming loans as of September 30, 2007. Included in nonperforming loans at September 30, 2008 and December 31, 2007 are $2.1 million and $2.8 million, respectively, in loans attributable to a single-practice physician who died unexpectedly. During the second quarter of 2008, $542,000 attributable to this borrower was charged off and as no additional loss is probable, there is no corresponding impairment reserve as of September 30, 2008. A substantial portion of the increase in nonperforming loans for the three months ended September 30, 2008 is attributable to one residential builder for $1.4 million in real estate construction. The specific loans within this builder relationship have been analyzed for impairment in accordance with SFAS No. 114 and our management concluded no specific impairment reserve allowance is necessary. Our SFAS No. 114 analysis on the remaining $1.8 million nonperforming loans resulted in additional impairment reserves of $289,000 with corresponding outstanding balances of $1.4 million.

Accruing loans 90 days or more past due were $34,000, $492,000, and $580,000, respectively as of September 30, 2008, December 31, 2007 and September 30, 2007. A SFAS No. 114 impairment analysis resulted in impairment reserves of $8,600 with corresponding loan balances of $34,000 at September 30, 2008.

As of September 30, 2008 we also identified and evaluated $2.8 million of potential problem loans primarily as a result of information regarding possible credit problems of the related borrowers. These loans were performing in accordance with the original terms of the loans and not past due as of September 30, 2008. However, after evaluation, management has considered these loans in assessing the adequacy of our allowance for loan losses. Although these loans were represented by nine loans, a single commercial real estate loan of $1.9 million was the largest represented.

The allowance for loan losses was $6.0 million at September 30, 2008, $5.0 million at December 31, 2007, and $4.4 million at September 30, 2007 representing 1.11%, 1.07% and 1.06%, respectively, of loans outstanding at each date. As discussed above, as of September 30, 2008, we analyzed outstanding loan balances of $5.3 million for impairment in accordance with SFAS No. 114. As a result, we provided for probable losses through specific impairment reserve allowances on $1.4 million of these loans. Management has analyzed and determined the collateral on the remaining $3.9 million of loans analyzed for impairment to be adequate and no additional specific reserve allowance is necessary. The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at September 30, 2008.

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

Noninterest Income. For the three-month period ended September 30, 2008, non-interest income increased $102,000 to $395,000 from $293,000 for the corresponding period in the prior year. We began efforts at the beginning of 2008 to dissolve our mortgage operations by the end of June 2008, resulting in the decrease of $72,000 in mortgage operation fees from the prior year three-month period. Mortgage operations were terminated as of June 30, 2008. Deposit fees, service charges and other fees increased $142,000 for the three-month period ended September 30, 2008 compared to the prior year period primarily due to an increase in service fees on loans which were up $115,000 over the prior year period. A review of our costs to service loan modifications and renewals resulted in further efforts to increase our fees on such loans. Fees from annuity sales and other fees generated from wealth management services were up $23,000.

Noninterest Expense. Total non-interest expense for the three-month period ended September 30, 2008 was $3.9 million, with salaries and benefits representing the largest expense category at $2.1 million. This compares to total noninterest expense for the three-month period ended September 30, 2007 of $3.0 million with salaries and benefits of $1.8 million. The $310,000 increase in salaries and benefits for the three-month period ended September 30, 2008 is attributable to an overall increase of 13 full time equivalent employees from the prior year period and general increases in employee benefits. We hired six additional staff late in 2007 for our new full service office in Wilmington which opened in January 2008 and five additional staff for our full service office in downtown Raleigh which opened in December 2007. Other management and support staff were also added throughout the Bank.

Occupancy and equipment costs increased $212,000 to $674,000 for the three-month period ended September 30, 2008 compared to the same period last year. These costs include the additional lease expense for our new full-service office in Wilmington which opened in January 2008 and additional lease expense for expansion in our current operations area. Overall, lease expense increased approximately $114,000 over the prior year three-month period. Other non-interest expenses increased $339,000 during the three-month period ended September 30, 2008 over the prior year period in 2007. Directors fees were up $148,000 compared to the prior year period. A decision by our board of directors to waive their equity compensation for fiscal 2007 was approved during September 2007 which resulted in a net credit in directors fees of $66,000 for the three-month period ended September 30, 2007. There were no other significant increases in other noninterest expenses.

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2008 and 2007

Net Income. For the nine-month period ended September 30, 2008, net income was $1.9 million compared to $2.5 million for the corresponding nine-month period of 2007, representing a 25.3% decrease. On a diluted share basis, earnings were $.25 and $.34 per share, respectively, for the nine-month period ended September 30, 2008 and 2007.

The decrease in earnings for the nine-month period, as with the three-month period, ended September 30, 2008 is primarily attributable to increased loan loss provision, the impact of a 275 basis point drop in the prime interest rate since September 30, 2007 and the additional operating expenses related to the opening of two new banking offices and a loan production office. Overall, net interest income grew $2.6 million in the nine-month period ended September 30, 2008 compared to the prior year period, driven by higher average loan volumes. The increase in net interest income was offset by increases in loan loss provision of $1.2 million and other noninterest expense of $2.6 million, primarily in personnel costs related to staffing the new banking and loan production offices.

Net Interest Income. Interest income for the nine-month period ended September 30, 2008 increased $3.1 million or 12.9% over the prior year period with a corresponding increase in interest expense of $533,000 over the prior year period. The increase in interest income was provided substantially by growth in average loans of $136.4 million, which generated additional interest income of approximately $7.3 million for the nine-month period ended September 30, 2008 compared to the prior year period. An average decrease in volume for Federal funds sold and investment securities reduced interest income by approximately $792,000. Lower yields on our average interest-earning assets reduced overall interest income approximately $3.4 million.

Lower rates resulting from the repricing of our interest-bearing deposits to reflect market conditions reduced interest expense on deposits approximately $2.9 million while growth in these average interest-bearing deposits of $90.9 million resulted in an increase in interest expense of approximately $2.8 million, resulting in a net decrease in deposit interest expense of $112,000 for the nine-month period ended September 30, 2008 compared to the prior year period. Average noninterest-bearing demand deposits decreased $9.2 million during the same period. Interest expense on average short-term and long-term borrowings increased $645,000 over the prior year period as these funds increased on average $25.8 million.

Overall, net interest income for the nine-month period ended September 30, 2008 increased $2.6 million or 20.1%, with approximately $3.1 million attributable to earning asset growth offset by approximately $534,000 due to lower rates. The net interest margin for the nine-month period was 3.70% compared to 3.87% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$512,536	$25,682	6.69%	$376,114	$21,472	7.63%
Investments available for sale	29,124	1,035	4.75%	39,113	1,320	4.51%
Fed funds sold	7,382	127	2.30%	22,943	919	5.36%
Other interest-earning assets	2,890	128	5.92%	2,310	169	9.78%

Total interest-earning assets	551,932	26,972	6.53%	440,480	23,880	7.25%

Other assets	19,554			18,174

Total assets	$571,486			$458,654

Interest-bearing liabilities:
Deposits:
NOW & Money Market	$212,644	3,807	2.39%	$174,830	5,082	3.89%
Savings	892	4	0.60%	1,254	6	0.60%
Time deposits over $100,000	94,117	3,346	4.75%	76,187	2,982	5.23%
Other time deposits	98,670	3,111	4.21%	63,110	2,310	4.89%
Short-term borrowings	18,997	339	2.38%	8,769	149	2.27%
Long-term debt	26,797	1,065	5.31%	11,188	610	7.29%

Total interest-bearing liabilities	452,117	11,672	3.45%	335,338	11,139	4.44%

Demand deposits	80,513			89,756
Other liabilities	4,664			5,021
Shareholders’ equity	34,192			28,539

Total liabilities and shareholders’ equity	$571,486			$458,654

Net interest income and interest rate spread		$15,300	3.08%		$12,741	2.81%

Net yield on average interest-earning assets			3.70%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.08%			131.35%

Provision for Loan Losses. The provision for loan losses increased $1.2 million to $1.9 million for the nine-month period ended September 30, 2008 compared with $677,000 for the same period in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the nine-month period ended September 30, 2008 is principally in response to loan growth in general and additional impairment reserves. Net charge-offs were $890,000 or .23% of average loans and $302,000 or .11% of average loans, respectively, for the nine-month periods ended September 30, 2008 and 2007. See additional discussion regarding provision for loan losses and allowance for loan loss under “Provision for Loan Losses” included above under “Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2008 and 2007”.

Noninterest Income. For the nine-month period ended September 30, 2008, non-interest income increased $179,000 over the corresponding period in the prior year. We began efforts at the beginning of the year to dissolve our mortgage operations by the end of June 2008, resulting in a decrease in mortgage operation fees of $109,000 from the prior year nine-month period. Deposit fees, service charges and other fees increased $222,000 for the nine-month period ended September 30, 2008 compared to the prior year period primarily due to efforts to increase service fees on loans, up $184,000, while fees on deposit accounts were up $74,000 due to efforts to reduce the number of fees waived. Fees from annuity sales and other fees generated from wealth management services were up $46,000 for the nine-month period ended September 30, 2008 compared to the prior year period.

Noninterest Expense. Total non-interest expense for the nine-month period ended September 30, 2008 was $11.4 million, with salaries and benefits representing the largest expense category at $6.2 million. This compares to total non-interest expense for the nine-month period ended September 30, 2007 of $8.9 million with salaries and benefits of $4.9 million. The $1.4 million increase in salaries and benefits for the nine-month period ended September 30, 2008 is attributable to an overall increase of 13 full time equivalent employees from the prior year period. We hired six additional staff late in 2007 for our new full service office in Wilmington which opened in January 2008 and five additional staff for our full service office in downtown Raleigh which opened in December 2007. Also, employee benefits were up in general as these benefits as a percent of salaries increased to 23.8% for the nine-month period ended September 30, 2008 compared to 22.0% for the prior year period.

Occupancy and equipment costs increased $494,000 to $1.9 million for the nine-month period ended September 30, 2008 compared to the same period last year. These costs include the additional lease expense for our new full-service office in Wilmington which opened in January 2008 and additional lease expense for expansion in our current operations area. Overall, lease expense increased approximately $245,000 over the prior year nine-month period. Other non-interest expense increased $681,000 during the nine-month period ended September 30, 2008 over the prior year period in 2007. The new offices also contributed to additional costs in other non-interest expense. Outsourced data processing fees were up $121,000 due to an increase in the volume of accounts, professional fees were up $72,000 primarily due to our issuance of subordinated notes, telephone expense was up $71,000 and FDIC insurance was up $52,000. The remaining non-interest expenses were up overall in various categories due to increases in general operating expense.

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, Federal funds sold and investment securities classified as available for sale) comprised $81.0 million or 12.8% and $65.6 million or 12.0% of our total assets at September 30, 2008 and December 31, 2007, respectively.

We have historically been a net seller of Federal funds, as our liquidity has exceeded our need to fund new loan demand. However, beginning in the fourth quarter of 2007, strong loan demand necessitated our borrowing short-term funds rather than selling Federal funds and this trend has continued during 2008. For the first three months of 2008 our short-term borrowings averaged $17.6 million compared to $5.8 million of average Federal funds sold. During the second quarter of 2008, short-term borrowings averaged $26.9 million compared to $4.2 million of average Federal funds sold. During the third quarter of 2008, short-term borrowings were reduced, averaging $12.6 million compared to $12.1 million in Federal funds sold. The decrease in borrowings is a result of additional funding of $40.0 million through wholesale brokered certificates of deposits during June of 2008 and during the three months ended September 30, 2008 we increased our overall level of brokered certificates of deposits by $9.9 million to a total of $60.1 million as of September 30, 2008. These wholesale brokered certificates of deposit are included in time deposits. In addition we began issuing certificates of deposits during the last three months ended September 30, 2008 through an internet subscription service generating additional funds of $14.6 million as of September 30, 2008. We have established credit lines with other financial institutions to purchase up to $20.3 million in Federal funds. As a member of the FHLB, we may obtain advances up to 10% of our Bank’s assets. As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. At September 30, 2008, our short-term borrowings consisted of securities sold under agreements to repurchase of $8.0 million and Federal funds purchased of $837,000. As of September 30, 2008 we had excess funds of $41.6 million invested with the FHLB.

Total deposits were $558.5 million and $457.3 million at September 30, 2008 and December 31, 2007, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 47.4% and 35.6%, respectively, of total deposits at September 30, 2008 and December 31, 2007. Time deposits of $100,000 or more represented 19.0% and 19.8%, respectively, of our total deposits at September 30, 2008 and December 31, 2007. Time deposits at September 30, 2008 and December 31, 2007 included $60.1 million and $10.0 million, respectively, of wholesale brokered certificates of deposit that mature in various terms in primarily within a year. Internet deposits of $14.6 million are also included in time deposits at September 30, 2008 with maturities primarily within one year. We began acquiring brokered deposits in the fourth quarter of 2007 to partially fund the significant rise in loan demand which has out-paced our growth in core deposits. Other than brokered deposits and internet deposits, we believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Also, on May 13, 2008, the Bank sold $9.8 million in principal of 3-month LIBOR plus 3.50% floating rate subordinated notes due June 30, 2018. Additional subordinated notes of $1.2 million were issued on July 1, 2008.

Short and long-term borrowings as of September 30, 2008 and December 31, 2007 are as follows:

	9/30/2008	12/31/2007
	($ in thousands)
Short-term borrowings
Federal funds purchased	$837	$—
Repurchase agreements	8,038	23,886
FHLB advances	—	14,000

	$8,875	$37,886

Long-term borrowings
FHLB advances	$851	$867
Subordinated debentures	11,000	—
Junior subordinated debentures	15,465	15,465

	$27,316	$16,332

A description of the trust preferred securities and related junior subordinated debentures outstanding at September 30, 2008 and December 31, 2007 are as follows:

	9/30/2008	12/31/2007	Maturity Date	Interest rate
	($ in thousands)
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of the subordinated notes outstanding at September 30, 2008 and December 31, 2007 are as follows:

	9/30/2008	12/31/2007	Maturity Date	Interest rate
	($ in thousands)
Floating rate subordinated notes	$11,000	$—	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position at September 30, 2008 is adequate to meet our operating needs.

At September 30, 2008, our equity to assets ratio was 5.5%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 8.07%, 8.88% and 12.00%, respectively. At September 30, 2008, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

Management is currently evaluating the programs available by the Emergency Economic Stabilization Act of 2008 including the TARP Capital Purchase Program.

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

Our hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. We may use a variety of commonly used derivative products that are instruments used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars. We have used a stand-alone derivative financial instrument, in the form of an interest rate floor, in our asset/liability management program. The transaction involved both credit and market risk. The instrument was designated as a cash flow hedge of the risk of overall changes in cash flows below the strike rate of 7.50% on the floor. Although the cash flow hedge was consistent with our risk management objective, we decided in March 2008 to terminate the interest rate floor agreement after considering the impact of the transaction on our risk management objectives. On March 17, 2008, we received $1.9 million in connection with the termination of the interest rate floor and are amortizing the remaining pre-tax gain of $1.5 million over the remaining 19 months of the original contract period. At December 31, 2007, the outstanding notional value of the interest rate floor was $50.0 million with a fair value of $1.0 million and an unrealized gain of $681,000 and a maturity date of November 1, 2009. Additional discussion of derivatives is presented in Note L in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 and in “Part II., Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2008 except the following:

The FDIC Deposit Insurance assessments that we are required to pay will increase, possibly materially, in the future, which would have an adverse affect on our earnings.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2007, we paid $300,000 in deposit insurance assessments and during the first nine months of 2008, we paid $270,000. Due to the recent turmoil in the financial system, including the failure of several unaffiliated FDIC-insured depository institutions, the deposit insurance premium assessments paid by all banks will increase. Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance. The FDIC has proposed that the assessment rate schedule be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share. We are unable at this time to estimate the increase that will be effective for us. Such an increase will adversely impact our earnings, perhaps materially, depending on the size of the increase.

The effects of the U.S. government’s plans to stabilize the financial system and the economy, including the purchase of large amounts of illiquid, mortgage-backed and other securities from financial institutions, are unknown at this time.

In response to the financial crisis affecting the financial markets and the banking system, the U.S. Congress in October adopted the Emergency Economic Stabilization Act of 2008, or EESA. Two primary features of the EESA are the establishment of a troubled asset relief program, the TARP, under which the U.S. Treasury Department will purchase up to $700 billion of troubled assets, including mortgage-backed and other securities, from financial institutions, and the purchase of senior preferred stock from financial institutions, all for the purpose of stabilizing the financial markets. The rules and guidelines of the TARP have not yet been published. In addition, there could be other provisions of the

EESA and the TARP that are announced and/or become effective at later dates that could have significant impact on the financial markets, the banking system and the economy. We cannot predict what impact the current or future provisions of the EESA and the TARP will have on the financial markets, the banking system or the economy, and, correspondingly, what impact any of these events could have on our company and our operations.

The U.S. government’s plan under EESA to purchase senior preferred stock from financial institutions may not be available to us.

We are considering whether to apply to the U.S. Treasury to issue to the Treasury senior preferred stock of our company pursuant to the provisions of EESA. We cannot assure you that we will apply or if we do apply that our application would be accepted in whole or in part by the Treasury or, if accepted, whether we will in fact participate.

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

NORTH STATE BANCORP

Date: November 13, 2008	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer