Form 10-K
period 2008-12-31
NORTH STATE BANCORP
filed 2009-03-30
CIK 1175029

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [X]

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act. Yes [    ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [  ]

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer    [X] (Do not check if a smaller reporting company)

Smaller reporting company [  ]

The aggregate market value of the common stock held by non-affiliates was $36.3 million as of June 30, 2008, based on the closing price of the common stock as quoted on the over-the-counter Bulletin Board on that day.

As of March 26, 2009, the registrant had outstanding 7,176,236 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2009 Annual Meeting of Shareholders to be held on May 20, 2009 to be mailed to shareholders within 120 days of December 31, 2008 are incorporated by reference into Part III of this report.

NORTH STATE BANCORP

ANNUAL REPORT ON FORM 10-K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents we file with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenue, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: local, regional and national economies; substantial changes in financial markets; changes in real estate values and real estate markets; changes in interest rates; changes in legislation or regulation; our ability to manage growth; loss of deposits and loan demand to other savings and financial institutions; changes in accounting principles, policies, or guidelines; and other economic competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

North State Bank was incorporated under the laws of the State of North Carolina in May 2000 and opened for business on June 1, 2000. The Bank is not a member of the Federal Reserve System. Our main office and that of the Bank is located at 4270 The Circle at North Hills, Raleigh, North Carolina. The Bank also operates offices at 6200 Falls of Neuse Road in north Raleigh, 2413 Blue Ridge Road in west Raleigh, 14091 New Falls of Neuse Road in the Wakefield area of North Raleigh, 835 Highway 70 West in Garner, North Carolina, 16 West Martin Street in downtown Raleigh, 1411 Commonwealth Drive, Wilmington, North Carolina and a loan production office at 4650-A Arendell Street, Morehead City, North Carolina. The term “we” in this report refers interchangeably to North State Bancorp and North State Bank.

We focus on serving the total banking needs of professional firms, professionals, property management companies, churches, non-profits and individuals who highly value a mutually beneficial banking relationship in the cities of Raleigh, Garner and Wilmington and the greater Wake County and New Hanover County market areas, by providing banking services including checking, savings and investment accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; savings bonds; wire transfer; and other associated services. We offer limited services in the Carteret County market area through our loan production office in Morehead City. Although we have offered services specific to community association management firms throughout our history, we furthered our commitment to this industry in February 2009 by launching a new division, “CommunityPLUS”. This new division will be dedicated to serving the specialized needs of community association management firms. We own approximately 5.6% of Beacon Title Agency, LLC, a title insurance agency. Through the Bank’s subsidiary, North State Bank Financial Services, Inc., we offer brokerage services.

Supervision and Regulation

Regulation of North State Bank

North State Bank is a North Carolina banking corporation whose deposits are insured by the Federal Deposit Insurance Corporation, or FDIC. As a commercial bank, we are subject to extensive regulation by the FDIC and the North Carolina Commissioner of Banks. The North Carolina Commissioner of Banks and the FDIC periodically examine our operations and require us to submit periodic reports regarding our financial condition and operations.

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

A bank must obtain the prior approval of the North Carolina Commissioner of Banks for any of the following events:

—	the merger with or purchase of substantially all the assets or assumption of liabilities of another financial institution;
—	the establishment of a branch office; and
—	the establishment or acquisition of a subsidiary corporation.

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

The USA Patriot Act of 2001 is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws which require various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act has required financial institutions to adopt policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

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

—	outstanding;
—	satisfactory;
—	needs to improve; or
—	substantial noncompliance.

In addition, the FDIC will strongly consider our performance under the Community Reinvestment Act as a factor upon any application by us for any of the following:

—	the establishment of a branch;
—	the relocation of a main office or branch; and
—	the merger or consolidation with or the acquisition of assets or assumption of liabilities of an insured depository institution.

Capital Requirements

We must comply with the capital requirements imposed by the FDIC. Under the FDIC’s regulations, state-chartered, nonmember banks that receive the highest rating during the examination process have the following characteristics:

—	no anticipated or significant current growth;
—	well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings; and
—	in general, are considered strong banking organizations.

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

In addition, statutory and regulatory restrictions apply to the payment of cash dividends on our common stock. Under North Carolina law applicable to banks, our directors may declare a cash dividend in an amount equal to our undivided profits, as they deem appropriate, subject to the limitation that the Bank’s capital surplus is at least 50% of its paid-in capital. Cash dividends may only be paid out of retained earnings. We cannot pay a cash dividend at any time that we are “undercapitalized” or insolvent, or when payment of the dividend would render us insolvent. Also, a FDIC-insured bank cannot pay a cash dividend while it is in default on any assessment due the FDIC.

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

The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, as amended (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. For 2007 and 2008, the Bank qualified for Risk Category I. For banks under $10 billion in total assets in Risk Category I, the 2007 and 2008 deposit assessment ranged from five to seven basis points of total qualified deposits. The actual assessment is dependent upon certain risk measures as defined in the final rule.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For the first quarter of

2009 only, the FDIC increased all FDIC deposit assessment rates by seven basis points. These new rates range from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10 to 14 basis points for Risk Category I institutions to 45 basis points for Category IV institutions. Changes in the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, and lowering premiums for smaller institutions with very high capital levels.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. On March 5, 2009, the FDIC pledged to cut the emergency assessment from 20 basis points to 10 basis points provided that the U.S. Congress clears legislation expanding the FDIC’s line of credit with the Treasury to $100 billion. On March 17, 2009 the FDIC adopted changes to the Temporary Liquidity Guarantee Program or TLGP which may provide for reduction of the emergency special assessment by up to four basis points. The interim rule proposed on February 27, 2009 would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Based on our average deposits for the fourth quarter of 2008, the emergency special assessment, if implemented as proposed between 20 basis points and six basis points, would range between approximately $400,000 and approximately $1.2 million for us, independent of our regular assessments for 2009. Further changes to the proposed emergency special assessment could be announced until finalized. Our FDIC insurance expense totaled $396,000 in 2008 and $300,000 in 2007.

See additional discussion in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” FDIC insurance assessments could be further increased in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the Deposit Insurance Fund.

Insurance of an institution’s deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank does not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Interstate Banking and Branching

Subject to state law, federal law permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state. In addition, federal law permits banks to merge with banks located in other states and allows states to adopt legislation permitting out-of-state banks to open branch offices within that state’s borders. The North Carolina Reciprocal Interstate Banking Act permits banking organizations in any state with similar reciprocal legislation to acquire North Carolina banking organizations. In addition, subject to another state having similar laws, the North Carolina Interstate Branch Banking Act:

—	permits North Carolina banks and out-of-state banks to merge;
—	authorizes North Carolina banks to establish or acquire branch offices in any other state; and
—	permits out-of-state banks to establish or acquire branch offices in North Carolina.

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

The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. As a bank holding company, our activities, and those of companies which we control or in which we hold more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for our subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Dividends

As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary, North State Bank. At present, our only sources of income are cash dividends paid by the Bank. We must pay all of our operating expenses from funds we receive from the Bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of our operating expenses and only in the event that the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying cash dividends except out of operating earnings where the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. To date, we have retained our earnings for use in the development of our business. As a relatively young bank holding company that expects to continue to expand its operations in Wake County, and other markets in North Carolina, we may or may not pay cash dividends on our common stock in the foreseeable future. We might not declare and pay any cash dividends, and if we were to do so, we might not continue to declare them or maintain them at the same level. We expect that, for the foreseeable future, any cash dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

Competition

The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the state. In addition, out-of-state institutions may open branches in North Carolina as well as acquire or merge with institutions located in North Carolina. As a result of such laws, banking in North Carolina is highly competitive.

We have six full-service banking offices located in Wake County, one full-service banking office in Wilmington, New Hanover County and a loan production office in Morehead City, Carteret County. These counties have numerous branches and corporate headquarters of money-center, super-regional, regional and statewide institutions, some of which have a major presence in Raleigh, Wilmington, and/or Morehead City. In our market areas, we face competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than we do. We focus our efforts on selective niches including professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. We believe our efforts in attracting and keeping relationships with our niche customers, helps to provide us with a competitive advantage. As of June 30, 2008 we held 3.46% of deposits at bank offices in Wake County.

Employees

As of December 31, 2008, we had 94 full time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Our web site address is www.northstatebank.com. Information on our web site is not incorporated by reference herein. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC.

Item 1A.  Risk Factors

Ownership of the common stock of the Company involves certain risks. Holders of the Company’s securities and prospective investors in those securities should carefully consider the following risk factors and uncertainties described below together with all of the other information included and incorporated by reference in this report, in evaluating an investment in the Company’s securities. If any of the risks and uncertainties discussed below actually occurs, our business, financial condition and results of operations could be materially adversely affected. In addition, other risks and uncertainties of which we are not currently aware, including those relating to the banking and financial services industries in general, or which we do not now believe are material, may cause earnings to be lower, or impair our future financial condition or results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Risks Related to Our Business

Our Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.

The United States is currently in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are experiencing serious financial difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally have been, and continue to be materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity and a lack of financing for many investors.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. In addition, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions.

Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including significant investment in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover counties, in North Carolina and in the United States as a whole.

Overall, during 2008, the business environment has been adverse for many households and businesses in the United States. The business environment in North Carolina and the markets in which we operate has been less adverse than in the United States generally but continues to deteriorate. It is expected that the business environment in North Carolina and the United States will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, the value of our investment securities, and our overall results of operations and financial condition.

The FDIC Deposit Insurance assessments that we are required to pay will increase, possibly materially, in the future, which would have an adverse affect on our earnings.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2008, we paid $396,000 in deposit insurance assessments and we paid $300,000 in 2007. Due to the recent turmoil in the financial system, including the failure of several unaffiliated FDIC-insured depository institutions, the deposit insurance premium assessments paid by all banks will increase. Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance. The FDIC has proposed that the assessment rate schedule be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. On March 5, 2009, the FDIC pledged to cut the emergency assessment from 20 basis points to 10 basis points provided that the U.S. Congress clears legislation expanding the FDIC’s line of credit with the Treasury to $100 billion. On March 17, 2009 the FDIC adopted changes to the Temporary Liquidity Guarantee Program or TLGP which may provide the possibility for reduction in the emergency special assessment by up to four basis points. The interim rule proposed on February 27, 2009 would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, the emergency special assessment, if implemented as proposed between 20 basis points and six basis points, would range between approximately $400,000 and $1.2 million for us, independent of our regular assessments for 2009. Further changes to the proposed emergency special assessment could be announced until finalized. This special assessment, if implemented as proposed, will have a significant impact on our results of operations for 2009. Additional or increased assessments in the future also would impact our results of operations, perhaps significantly depending on the assessment.

The effects of the U.S. government’s plans to stabilize the financial system and the economy are unknown at this time.

In response to the financial crisis affecting the financial markets and the banking system, the U.S. Congress on October 3, 2008 adopted the Emergency Economic Stabilization Act of 2008, or EESA, which established the Troubled Asset Relief Program, or TARP. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the TARP. Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program, or CPP. On January 15, 2009, the second $350 billion of TARP was released to the Treasury. The Secretary of the Treasury’s authority under TARP expires on December 31, 2009 unless the Secretary of the Treasury certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010. On February 17, 2009, the American Recovery and Reinvestment Act of 2009, or ARRA was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our financial condition and results of operation.

Our profitability depends significantly on economic conditions in our market areas.

Our success depends to a large degree on the general economic conditions in Wake and New Hanover Counties and adjoining markets. As of December 31, 2008, approximately 83.0% of our total loan portfolio was secured by real estate located in Wake and New Hanover Counties. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. The recession affecting the nation as a whole began to affect North Carolina in the latter half of 2008. If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under collateralized despite our underwriting efforts to minimize risk, which could have a material adverse effect on us A significant decline in general economic condition caused by the recession, unemployment and other factors beyond our control could impact our market areas, perhaps significantly, and could negatively affect our financial condition and performance.

The lack of seasoning of our loan portfolio makes it difficult to assess the adequacy of our loan loss reserves accurately.

We attempt to maintain an appropriate allowance for loan losses to provide for probable losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

—	Historical loss rates through peer statistics and internal historical data;

—	Evaluation of general economic factors such as unemployment, inflation and interest rate environment;

—	Regulatory examination results and asset quality rating;

—	Regular reviews of loan delinquencies and overall loan portfolio quality; and

—

the levels of construction, development and non-owner occupied commercial real estate lending, the amount and quality of collateral, including guarantees, securing those loans and the levels of highly leveraged transactions.

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

At December 31, 2008, commercial real estate loans, including construction and development loans, comprised approximately 76.6% of our loan portfolio. The amount of construction and development loans in our portfolio approximately doubled between 2003 and 2008, but has slowed since that time as we returned to our historic niche of lending only to borrowers with deposit accounts. Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. A downturn in the real estate markets in which we operate could hurt our business because these loans are secured by real estate. Our concentration in commercial real estate exposes us to risk should the economy in our market areas continue to decline. Borrowers may not be able to make current payments on or repay commercial real estate loans and the value of the properties securing these loans may decline, which would reduce the security for these loans. A continuation of the downturn in the real estate markets where we have loans could have a material adverse effect on our business, financial condition and results of operations. Further, banks’ concentration in commercial real estate loans have become a focal point of the federal banking regulators; our concentration in these loans subject us to adverse comment or action by our federal banking regulators, including the FDIC and the Federal Reserve.

If we experience greater loan losses than anticipated, it would have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings, would be adversely impacted, which could adversely affect our overall financial condition. We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce our loan loss allowance. A reduction in our loan loss allowance may require an increase in our provision for loan losses, which would reduce our earnings.

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

Our strategy has been to increase the size of our company by opening new offices and pursuing business relationship opportunities within our chosen niches. We have grown rapidly since we began operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. Furthermore, we anticipate slower growth in our volume of loans in the near future compared to our growth in previous years due to economic conditions and our focus on our selected niche of customers. There can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our historic rate of growth, either through internal growth or through expansion in our existing markets or into new markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance. There are considerable costs involved in opening new banking offices. New banking offices generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, we expect our new banking offices opened in 2007 and 2008, and expected to open in 2009, to negatively impact our earnings for some period of time until the offices reach economies of scale if ever. Also, we have no assurance these new or any future banking offices will be successful even after they are established.

Interest rate volatility could significantly harm our business.

Our results of operations may be significantly affected by the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. A significant component of our earnings is our net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and our borrowings. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve has made significant changes in interest rates during the last few years, and especially during 2008. The decline in market interest rates that occurred throughout 2008 and in particular in the fourth quarter negatively impacted our net interest income, net interest spread, net interest margin, and overall results of operations. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes, especially decreasing rates, are expected to have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predicable or controllable and therefore there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities. In addition, increases in interest rates could increase the interest we owe on our long-term debt which would have a negative effect on our results of operations.

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

Our people are our most important resource and competition for qualified employees is intense. We may expand our banking network over the next several years, not just in our existing core market areas, but also in other community markets throughout central and eastern North Carolina and other contiguous markets. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. In order to attract and retain qualified employees, we must compensate such employees at market levels. Those levels have caused employee compensation to be our greatest noninterest expense as compensation is highly variable and moves with performance. If we are unable to continue to attract and retain qualified employees, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected.

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

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions and the transactions we process have become increasingly complex. We perform the functions required to operate our business either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by third parties to process high numbers of transactions. In the event of a breakdown or improper operation of our own or our third-party’s systems or improper action by third parties or employees, we could suffer financial loss, an impairment to our liquidity, a disruption of our businesses, regulatory sanctions and damage to our reputation.

In order to be profitable, we must compete successfully with other financial institutions which have greater resources and capabilities than we do.

The banking business in North Carolina in general and in Wake and New Hanover Counties in particular, in which we operate, is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We will have to overcome historical bank-customer relationships to attract customers away from our competition. We compete with other commercial banks, savings banks, thrifts, credit unions and securities brokerage firms.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the North Carolina Office of the Commissioner of Banks, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our current and possible future activities, including, investments, loans and interest rates charged, interest rates paid on deposits, locations of offices, payment of cash dividends, and mergers and acquisitions. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, the cost of our funds and FDIC insurance, our ability, should we decide, to pay cash dividends on our common stock, and our ability to make acquisitions. Further, a “critically undercapitalized” institution (even if it has a positive net worth) may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on subordinated debt (subject to certain limited exceptions). Accordingly, if we were to become “critically undercapitalized,” we would generally be prohibited from making payments on the subordinated notes we issued in May and July 2008. In addition, “critically undercapitalized” institutions are subject to the appointment of a receiver or conservator with specified time frames. The regulators have discretion to impose additional restrictions on undercapitalized, significantly undercapitalized and critically undercapitalized institutions which could restrict our operations and our ability to make payments on our subordinated notes were we to fall under any undercapitalized category.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, and make loans. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are larger or who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future, including as part of the EESA. Any future legislation or regulation enacted into law could significantly alter the current regulatory scheme. Our cost of compliance with new legislation or regulation could adversely affect our ability to operate profitably.

Our growth may require us to raise additional capital that may not be available when it is needed, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth, to offset operating losses, if any, or in response to regulatory changes. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we issue additional equity capital, the interests of existing shareholders would be diluted.

Declines in value in investment securities held by us could require write-downs, which would reduce our earnings.

The securities in our investment portfolio primarily consist of U.S. Government agency securities, over half or which are mortgage-backed securities, or MBSs, where mortgages are the underlying collateral. As a result of the national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities, which has negatively impacted the prices of such securities in the marketplace. The MBSs included in our investment portfolio are all agency-guaranteed with fixed rate mortgage securities underwritten and guaranteed by Freddie Mac (FHLMC) and Fannie Mae (FNMA) with Treasury funding commitment under the Treasury Senior Preferred Stock Purchase Agreement. Our investment portfolio also includes municipal securities that are insured by bond insurers. Some of the bond insurers have been downgraded and others may follow. The recent downgrades reflect concerns about the ability of these bond insurers to cover potential claims on issuers unable to make their principal or interest payments. We monitor the value of our investment portfolio regularly, including the ratings of securities in the portfolio and the dealer price quotes. Based upon these and other factors, the investment portfolio may experience impairment, which could harm our earnings and financial condition. If we were to conclude there were unrealized losses which were other than temporary, we would be required under U.S. generally accepted accounting principles, or GAAP, to reduce the carrying amount of the security to fair value and record a corresponding charge to earnings, which would also reduce our regulatory capital and negatively impact our capital ratios. These negative impacts could significantly impair our ability to borrow funds under credit arrangements, as well as various material depository arrangements and relationships. Temporary impairments on available for sale securities also reduce our book value per share as the changes in the value reduce shareholders’ equity. Currently, all of our available for sale securities in our investment portfolio are rated A or better by the three major rating agencies.

We are subject to security and operational risks relating to use of our technology that could damage our reputation and business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data and access to bank informational systems. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such a third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Changes in the federal or state tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase the effective tax rate payable to the state or federal government. These changes may be retroactive to previous periods and, as a result, could negatively affect our current and future financial performance.

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

From time to time the Financial Accounting Standards Board, or FASB, and the SEC change accounting regulations and reporting standards that govern the preparation of our consolidated financial statements. In addition, the FASB, the SEC, bank regulators and our outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. Revisions to these interpretations are beyond our control and may have a material impact on our results of operations.

Risks Related to Owning Our Common Stock

We have implemented anti-takeover devices that could make it more difficult for another company to acquire us, even though such an acquisition may increase shareholder value.

If we were to be acquired by another company, our shareholders may receive a premium for their shares. However, provisions in our articles of incorporation and bylaws could make it difficult for anyone to acquire us. Our articles of incorporation require a supermajority vote of two-thirds of our outstanding common stock in order to affect a sale or merger of our company that has not been approved by our board of directors. Our articles of incorporation also provide for “blank check” preferred stock, which allows our board of directors, without shareholder approval, to issue preferred shares with rights and preferences superior to those of our common stock, including superior rights on voting and to cash dividends and liquidation proceeds. In addition, our articles of incorporation permit our board to consider constituents other than our shareholders in deciding on a merger or sale of the company. These constituents are our employees, depositors, customers, creditors and the communities in which we conduct business. This provision also allows the board to consider the competence, experience and integrity of any proposed acquirer as well as the prospects of success of any merger or sale proposal. All of these provisions may make a merger or sale of our company more difficult or prevent a merger or sale altogether even if the merger or sale is supported by our shareholders and would provide them a premium for their shares.

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

Our common stock is not traded on a national stock exchange, such as the NASDAQ. It is only quoted on the Over-the-Counter Bulletin Board. Consequently, our common stock is not as liquid as most stocks traded on an exchange. In addition, the average daily trading volume of our shares as quoted on the Over-the-Counter Bulletin Board for all trading days in 2008 on which there were trades in our stock, was approximately 1,400 shares, which means our stock is thinly traded. Thinly traded stock can be more volatile than stock trading on an exchange. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Since mid-2008, the stock market has experienced an unprecedented level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

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

We have supported our past growth through the issuance of trust preferred securities from three special purpose trusts and an accompanying sale of an aggregate of $15.5 million junior subordinated debentures to these trusts. Payments of the principal and interest on the preferred securities of the trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any cash dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no cash dividends may be paid on our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties.

Our headquarters are located in Raleigh, North Carolina, where we occupy approximately 12,000 square feet of office space in a stand-alone building under a lease extending through March 2015. We have an office and operations center in north Raleigh that consists of approximately 9,773 square feet of office space under a lease extending through April 2017. Beginning in May 2008, we added another 1,756 square feet under lease in the same building. We own an office in west Raleigh that consists of approximately

10,000 square feet, approximately 5,200 square feet of which we occupy and the remainder of which is under tenant lease. We have an office in Garner, North Carolina, where we own a building that has approximately 5,000 square feet of office space. We own an office in the Wakefield area of Raleigh, which has approximately 10,000 square feet of office space. In January 2008, our Wilmington office became a full service banking office and relocated to a new stand-alone building under lease where we occupy the entire first floor, which is approximately 9,440 square feet of office space. This lease runs through December 31, 2022. We lease approximately 3,700 square feet of office space for our downtown Raleigh office which began operations as a full service banking office in December 2007. This lease runs through October 2011. In May 2008, we opened a loan production office in Morehead City, North Carolina where we lease 1,012 square feet of office space under a lease agreement extending through April  30, 2010.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Information

Our common stock is not traded on any exchange. Our stock is listed on the Over-the-Counter Bulletin Board under the symbol “NSBC.OB.” Set forth below for each quarter in 2008 and 2007 is information on the high and low bid and asked prices of our common stock as reported on the Over-the-Counter Bulletin Board. Prices have been adjusted for the 3-for-2 stock split in the second quarter of 2007.

	High	Low
Fiscal Year Ended December 31, 2008
January 1 through March 31, 2008	$14.35	$9.00
April 1 through June 30, 2008	11.50	9.00
July 1 through September 30, 2008	10.90	7.75
October 1 through December 31, 2008	8.00	5.25

Fiscal Year Ended December 31, 2007
January 1 through March 31, 2007	$17.49	$15.70
April 1 through June 30, 2007	17.20	15.67
July 1 through September 30, 2007	21.75	16.80
October 1 through December 31, 2007	17.25	12.00

As of March 20, 2009, there were approximately 560 shareholders of record. We estimate that there were approximately 1,200 beneficial owners on March 7, 2009.

Dividends

To date, we have not paid any cash dividends. Our ability to pay cash dividends is dependent on the earnings of our subsidiary, North State Bank. Pursuant to the order of the North Carolina Commissioner of Banks approving the organization of North State Bank in 2000, North State Bank could not pay cash dividends for its first three years of operation. In the future, we expect that any earnings will be used for the development of our business as we seek to expand our operations in North Carolina. Subject to these restrictions, the Board of Directors will consider the payment of cash dividends when it is deemed prudent to do so. Further, our ability to declare and pay cash dividends depends upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal law, our income and fiscal condition, tax considerations, and general business conditions. Therefore, we may or may not pay cash dividends on our common stock in the foreseeable future, and it is possible we might never pay cash dividends.

On March 17, 2004, our trust subsidiary issued preferred securities in a private placement. On December 15, 2005 and on November 28, 2007, our second and third trust subsidiaries, respectively, issued preferred securities in a private placement. In each instance, we, in turn, issued $5.0 million unsecured subordinated debentures to each trust to serve as the income source for the trust’s payment of interest on its preferred securities. Pursuant to the terms of the indentures that govern our debentures, we are prohibited from paying cash dividends on our stock in the event we are in default on the terms of the debentures or the indentures.

Equity Compensation Plans

Set forth below is information on our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by our shareholders	401,253	$5.18	493,449
Equity compensation plans not approved by our shareholders	-	-	-
Total	401,253	$5.18	493,449

Our equity compensation plans consist of the 2000 Stock Option Plan for Employees, the 2000 Stock Option Plan for Non-Employee Directors and the 2003 Stock Plan, all of which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

Comparison of Cumulative Total Return

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2008, with the cumulative total return for the same period on the Russell 2000 Index, the SNL $500M - $1B and SNL Bank Pink Banks Index. The graph assumes that at the beginning of the period indicated $100 was invested in our common stock and the stock of the companies comprising the Russell 2000 Index, the SNL $500M - $1B and SNL Bank Pink Banks Index, and that all dividends, if any, were reinvested. Prices are based on quotations for our common stock on the Over-the-Counter Bulletin Board.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
North State Bancorp	100.00	192.06	199.65	331.22	263.94	144.91
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02
SNL Bank Pink	100.00	119.40	129.52	141.81	128.70	92.32

Item 6.  Selected Financial Data.

The following table sets forth selected consolidated financial information for our company as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 and the independent registered public accounting firm’s report thereon, are included elsewhere in this report. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	At or for the Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$36,075		$32,738		$26,412		$18,781		$12,599
Total interest expense	15,817		15,439		11,587		6,497		4,135

Net interest income	20,258		17,299		14,825		12,284		8,464
Provision for loan losses	2,755		1,339		69		792		920

Net interest income after provision for loan losses	17,503		15,960		14,756		11,492		7,544
Noninterest income	1,226		1,121		1,174		1,310		1,034
Noninterest expense	14,809		12,033		10,743		8,901		6,364

Income before income taxes	3,920		5,048		5,187		3,901		2,214
Provision for income taxes	1,555		1,953		1,915		1,463		838

Net income	$2,365		$3,095		$3,272		$2,438		$1,376

Per Share Data: (1)
Earnings per share - basic	$0.33		$0.45		$0.49		$0.38		$0.22
Earnings per share - diluted	0.32		0.42		0.46		0.35		0.20
Market price:
Ask	14.35		21.75		16.66		10.00		9.28
Bid	5.25		12.00		9.55		5.43		4.69
Close	7.00		12.75		16.00		9.64		9.28
Book value	4.96		4.52		3.90		3.31		2.96

Weighted average shares outstanding:
Basic	7,158,545		6,917,365		6,617,228		6,392,127		6,379,555
Diluted	7,356,364		7,301,377		7,162,121		6,944,169		6,793,980

Selected Year-End Balance Sheet Data:
Total assets	$687,581		$547,520		$455,477		$382,438		$309,542
Loans	546,357		469,228		345,943		294,175		244,620
Allowance for loan losses	6,376		5,020		3,983		3,679		3,053
Deposits	612,678		457,310		402,078		337,371		269,133
Short-term borrowings	7,782		37,886		10,670		10,006		14,273
Long-term debt	27,311		16,332		11,196		11,215		5,155
Shareholders’ equity	35,546		31,557		26,597		21,140		18,914

Selected Average Balances:
Total assets	$594,532		$472,827		$398,097		$330,922		$271,694
Loans	520,075		393,927		316,620		262,962		212,127
Total interest-earning assets	574,937		454,005		382,899		318,720		261,559
Deposits	512,855		412,125		349,070		293,565		230,265
Short-term borrowings	16,130		14,681		10,784		10,003		15,699
Long-term debt	26,927		11,666		11,205		5,166		6,043
Total interest-bearing liabilities	476,414		349,144		284,504		233,631		194,680
Shareholders’ Equity	34,526		29,219		23,944		20,017		18,338

Selected Performance Ratios:
Return on average assets	0.40%		0.65%		0.82%		0.74%		0.51%
Return on average equity	6.85%		10.59%		13.67%		12.18%		7.50%
Net interest spread	2.95%		2.79%		2.83%		3.11%		2.69%
Net interest margin	3.52%		3.81%		3.87%		3.85%		3.24%
Noninterest income to total revenue	5.71%		6.09%		7.34%		9.64%		10.89%
Noninterest income to average assets	0.21%		0.24%		0.29%		0.40%		0.38%
Noninterest expense to average assets	2.49%		2.54%		2.70%		2.69%		2.34%
Efficiency ratio	68.93%		65.33%		67.15%		65.48%		67.00%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.93%		0.66%		0.11%		0.00%		0.11%
Allowance for loan losses to period-end loans	1.17%		1.07%		1.15%		1.25%		1.25%
Ratio of allowance for loan losses to nonperforming loans	1.26	x	1.62	x	10.03	x	0.00	x	11.74	x
Nonperforming assets to total assets	1.07%		0.57%		0.09%		0.00%		0.25%
Net loan (charge-offs) recoveries to average loans	-0.27%		-0.08%		0.07%		-0.06%		-0.11%

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Capital Ratios (2):
Total risk-based capital	11.99%	10.32%	10.21%	10.30%	11.01%
Tier 1 risk-based capital	8.85%	9.25%	9.09%	9.09%	9.76%
Leverage ratio	7.39%	8.50%	7.58%	7.53%	7.94%
Equity to assets ratio	5.17%	5.76%	5.84%	5.53%	6.11%
Average equity to average assets	5.81%	6.18%	6.01%	6.05%	6.75%

Other Data (3)(4):
Number of banking offices	8	7	6	5	4
Number of full time equivalent employees	100	99	75	68	48

(1)	Adjusted for the 3-for-2 stock splits in 2007 and 2006, the 6-for-5 stock split in 2005 and the 23-for-20 stock split in 2004, all of which were effected in the form of stock dividends
(2)	Capital ratios are for bank only.
(3)	Includes one loan production office for each of the years 2008, 2007, 2006, 2005 and 2004.
(4)	Year 2004 does not include our full-service main banking office in Raleigh that opened in March 2005.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

The following discussion and analysis is presented to assist in understanding our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007. You should read this discussion and the related financial data in conjunction with the information set forth under Item 1A “Risk Factors,” and our audited consolidated financial statements and the related footnotes, which are included elsewhere in Item 8 in this report. In 2007 and 2006, we issued a three-for-two stock split. In 2005 we issued a six-for-five stock split, and in 2004 we issued a 23-for-20 stock split. All references in this report to per share results and weighted average common and potential common shares outstanding have been adjusted for the effects of these stock splits. Because we have no operations and our only significant business is the ownership of North State Bank, the following discussion concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, this discussion makes no distinction between our company and the Bank unless otherwise noted.

Recent Market Developments

The economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Declines in the housing market during the past year, due to falling home prices and increased foreclosures and unemployment, have resulted in substantial declines in mortgage-related asset values, which have had a dramatic negative impact on government-sponsored entities and major commercial and investment banks.

Reflecting concern about the stability of the finance markets in general and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased, to provide funding and liquidity to borrowers, including other financial institutions. In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law. Pursuant to the EESA, specifically the Troubled Asset Relief Program, or TARP, thereunder, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts through TARP’s Capital Purchase Program, or CPP. Under this program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity in such institution issued under the CPP. After careful and complete evaluation, management chose not to participate in the CPP.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program, or TLGP. The TLGP was announced by the FDIC on October 14, 2008, after the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal, or NOW accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. We elected to participate in the TLGP, in part, through full FDIC insurance coverage of all non-interest bearing deposit transaction accounts, as defined above, regardless of dollar amount through December 31, 2009.

On February 27, 2009, the FDIC proposed amendments to its restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. On March 5, 2009, the FDIC pledged to cut the emergency assessment from 20 basis points to 10 basis points provided that the U.S. Congress clears legislation expanding the FDIC’s line of credit with the Treasury to $100 billion. On March 17, 2009 the FDIC adopted changes to the TLGP which may provide the possibility of a reduction to the emergency special assessment by up to four basis points. The interim rule proposed on February 27, 2009 would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, the emergency special assessment, if implemented as proposed between 20 basis points and six basis points, would range between approximately $400,000 and approximately $1.2 million for us, independent of our regular assessments for 2009. Further changes to the proposed emergency special assessment could be announced until finalized. This special assessment if implemented as proposed will have a significant impact on our results of operations for 2009.

The current recession, and the resulting effects on the housing market and economy, could significantly impact our results of operations and financial condition in the future. Further, the U.S. government’s response to the recession and the financial crisis including EESA also could significantly impact our operations, including the imposition of new laws and regulations.

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

North State Bank is a North Carolina chartered banking corporation. The Bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the Bank, we currently operate six full-service banking offices located in Raleigh and Garner, North Carolina, one full-service banking office located in Wilmington, North Carolina and one loan production office located in Morehead City, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. The Bank has a subsidiary, North State Financial Services, Inc., which offers brokerage services.

Financial Condition at December 31, 2008 and 2007

Total assets at December 31, 2008 were $687.6 million, up $140.1 million or 26.6% from $547.5 million at December 31, 2007. Although loan growth slowed during the second half of 2008, our loan portfolio continued to lead our asset growth for the year, ending the year 2008 at $546.4 million, an increase of $77.1 million over the prior year-end. Our short-term earning assets and marketable investments grew $59.1 million to $113.3 million at December 31, 2008. Our asset growth was funded by deposits, which grew $155.4 million or 34.0% to $612.7 million at December 31, 2008. Our continued loan growth during 2008 and our decision to increase our level of liquid assets necessitated the broadening of our funding sources during the year to include additional wholesale brokered certificates of deposits, internet deposits and the issuance of long-term subordinated notes. Of the $155.4 million increase in deposits, nearly half was funded through wholesale brokered certificates of deposit, up $65.6 million over December 31, 2008 while non-brokered internet deposits funds (a new source of funding during 2008) generated an additional $28.8 million in deposits. We anticipate and plan to reduce our level of wholesale brokered certificates of deposit throughout 2009 as we anticipate growth in core deposits from new banking relationships formed through our new offices, the launching of our new property management division “Community Plus” as well as continuing to seek opportunities to develop our banking relationships with our niche customers throughout all our markets in general. As another source of new funding during the year 2008, the Bank issued in May 2008 and July 2008, $9.8 million and $1.2 million, respectively, long-term subordinated notes. Short-term borrowings decreased $30.1 million from December 31, 2007 to $7.8 million at December 31, 2008. We have no exposure to subprime loans and chose not to participate in the Capital Purchase Plan of the U.S. Government’s TARP.

Substantially all of our investments are accounted for as available for sale under Financial Accounting Standards Board, or FASB, No. 115 and are presented at their fair market value. Our available for sale investment portfolio grew slightly over the prior year, up $1.6 million to $36.4 million at December 31, 2008. The investment portfolio at December 31, 2008 consisted of U.S. Government agency securities, mortgage-backed securities and municipal bonds. The net increase in the portfolio during 2008 was attributed to an increase in fair value of $532,000 and purchases of $15.4 million offset by decreases in the portfolio of $14.7 million representing principal re-payments, maturities, sales and calls on investments. We have no holdings in Fannie Mae or Freddie Mac preferred stock and no holdings in non-agency mortgage-backed securities. During the year 2008, the Bank invested $750,000 in corporate bonds that are accounted for as held to maturity and are stated at book value.

Federal Funds sold declined to $105,000 at December 31, 2008 compared to $18.2 million at December 31, 2007 due to our decision to primarily utilize our Federal Reserve account for our overnight excess funds. Included in interest-earning deposits with banks at December 31, 2008 were $54.0 million in excess overnight funds in our Federal Reserve account. Other interest-earning deposits included $958,000 held at correspondent banks and $21.8 million invested in certificates of deposit with various federally insured banking institutions. Our interest-earning deposits with banks at December 31, 2007 consisted of $1.1 million held at correspondent banks.

Loan production was up $77.1 million or 16.4% and the loan portfolio ended the year at $546.4 million compared to $469.2 million at December 31, 2007. The loan growth occurred primarily during the first six months of 2008 and slowed during the latter half of the year as we emphasized our historic niche of mutually-beneficially relationship lending rather than making loans without related deposit accounts. The loan growth primarily occurred in commercial real estate and construction loans throughout our markets in Wake and New Hanover counties. Commercial real-estate and real-estate construction loans increased $44.0 million and $27.4 million, respectively as of December 31, 2008 compared to December 31, 2007. These loan types represented approximately 76.6% of the loan portfolio at December 31, 2008. Commercial, industrial and agricultural loans declined $6.9 million from December 31, 2007. Other loans such as 1-4 family real estate mortgages were up $5.0 million and home equity lines of credit were up $7.8 million as of December 31, 2008 compared to December 31, 2007. Installment loans to individuals remained flat for the year 2008. During 2008, our variable rate loan portfolio averaged approximately 38.1% of our total loans, repricing with each change in prime rate during the year. The prime interest rate fell from 7.25% at the beginning of the year to 3.25% by year-end 2008. We have no direct exposure to sub-prime mortgages.

The allowance for loan losses was $6.4 million at December 31, 2008 compared to $5.0 million at December 31, 2007 representing 1.17% and 1.07% respectively, of loans outstanding at each date. The level of the allowance relative to gross loans was increased due to loan growth in general and additional specific reserves for impaired loans. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at December 31, 2008. We monitor the allowance regularly.

Our premises and equipment grew to $12.3 million at December 31, 2008, an increase of $1.8 million over December 31, 2007. The increase reflects additions in leasehold improvements, furniture and equipment for our new full service office in Wilmington which opened in January 2008, initial costs on construction of our new multi-story building for our North Raleigh banking and new corporate offices which began in the second quarter of 2008 and the opening in June 2008 of our loan production office in Morehead City. Other assets grew $2.6 million over December 31, 2007 including additions of $2.3 million in other real-estate owned. During March 2008, we terminated our interest rate floor at $1.9 million, see “Quantitative and Qualitative Disclosures about Market Risk” discussed in Item 7A for additional information. FHLB stock decreased $464,000 as our short-term borrowings decreased over the prior year-end.

A key source of funding for our asset growth during the year 2008 was deposits, increasing $155.4 million to $612.7 million at December 31, 2008. The continued increase in loan demand during the first half of 2008 in addition to increasing short-term liquid assets necessitated our supplementing our local deposit funds substantially during 2008 with funding sources outside our local market areas.

For the year, total time deposits grew to $305.3 million as of December 31, 2008, a $142.2 million increase over $163.0 million at December 31, 2007. Non-traditional funding sources of wholesale brokered time deposits and internet time deposits grew $65.6 million and $28.8 million, respectively, over the prior year-end. These funding sources represented 66.4% of the $142.2 million increase in total time deposits at December 31, 2008 over December 31, 2007. We began issuing certificates of deposit by means of an internet subscription service during third quarter 2008, which grew to $28.8 million as of December 31, 2008. We had no internet deposits as of December 31, 2007. Wholesale brokered time deposits grew to $75.7 million as of December 31, 2008 compared to $10.0 million as of December 31, 2007. Other time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program grew $15.9 million over the prior year-end to $28.7 million at December 31, 2008 as increased uncertainty in the financial system during the fourth quarter of 2008 encouraged more customers to use these accounts. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Time deposits over $100,000 (excluding internet deposits) increased $17.6 million to $108.0 million at December 31, 2008. Traditional core time deposits less than $100,000 (excluding internet deposits) grew to $64.1 million, up $14.3 million over the prior year-end. Time deposit growth accelerated during 2008 to fund loan growth and liquidity, with time deposits representing 49.8% of our deposits outstanding as of December 31, 2008 compared to 35.6% as of December 31, 2007.

Interest-bearing transaction accounts which are savings, money market and interest checking accounts grew to $220.8 million at December 31, 2008, an increase of $21.3 million over the prior year-end, representing 36.0% of total deposits. We experienced a decline in noninterest-bearing demand deposits of $8.2 million over the prior year-end in part as a result of the North Carolina State Bar requiring deposit accounts of our attorney trust account customers to be moved from noninterest-bearing demand deposits accounts and held in interest-bearing deposit accounts by the end of June 30, 2008. In total, our traditional core deposits, which exclude internet, CDARS, wholesale brokered and time deposits greater than $100,000, grew $27.4 million to $371.5 million, representing 60.6% of total deposits outstanding at December 31, 2008. Our ability to maintain and grow these core deposits is a result of our continued efforts to emphasize relationship banking with our customers in which we aim to obtain the customer’s borrowing and deposit accounts. The slowdown in growth in lower-cost core deposits reflects in part a substantial slowdown in real-estate closings due to easing of property sales with our attorney customers. To reduce wholesale brokered deposits in the future as a source of funding, we continue to seek opportunities to grow core deposits in our local markets by expanding and developing our banking relationships with our customers. Our efforts to grow core deposits will continue to be a top priority in 2009 as we build banking relationships and push to reduce non-relationship lending.

We also use borrowings to support our balance sheet growth and management, however, our use of brokered time deposits and internet deposits assisted in the reduction of our need for short-term borrowings for 2008. Short-term borrowings as of December 31, 2008 were $7.8 million, down $30.1 million from the prior year-end. At December 31, 2007, short-term borrowings included FHLB advances of $14.0 million and securities sold under repurchase agreement and Federal Funds purchased from correspondent banks of $23.9 million. Short-term borrowings at December 31, 2008 consisted entirely of securities sold under repurchase agreement.

Long-term borrowings increased $11.0 million to $27.3 million due to the issuance of $9.8 million of subordinated notes by the Bank in May 2008 and an additional $1.2 million of these notes on July 1, 2008. All of these notes mature in June 2018. In addition to the $11.0 million in subordinated notes, long-term debt at December 31, 2008 included $846,000 in long-term FHLB advances and $15.5 million in junior subordinated debentures. Total long-term debt as of December 31, 2007 was $16.3 million. During November 2007, we issued $5.2 million of junior subordinated debentures to Trust III in exchange for the proceeds of trust preferred securities issued by Trust III. At December 31, 2007, we had $867,000 in long-term FHLB advances and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $4.0 million or 12.6% from $31.6 million at December 31, 2007. The increase was provided by net income of $2.4 million and the conversion of 196,664 stock options held by directors and employees into common stock. The exercise of these options contributed $884,000 to our total shareholders’ equity while stock-based compensation added $155,000. Other comprehensive income components increased shareholders’ equity at December 31, 2008 by $585,000.

Investments

Our investment portfolio primarily consists of U.S. Government agency securities, including mortgage-backed securities, or MBSs. The MBSs consist of fixed rate mortgage securities underwritten and guaranteed by Freddie Mac (FHLMC) and Fannie Mae (FNMA) with Treasury funding commitment under the EESA. Currently, all of our available for sale securities in our investment portfolio are rated A or better by the three major rating agencies. Most all of the securities held in our investment portfolio are available for sale. In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

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

During 2008, the Bank purchased corporate bonds for which the Bank has the intent and ability to hold to maturity and report at cost. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in permanent write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. The classification of securities is generally determined at the date of purchase.

The tables below present information on our investment portfolio at the dates indicated.

	At December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$15,271	$573	$-	$15,844
State and municipal securities	1,434	10	1	1,443
Mortgage-backed securities	18,721	407	9	19,119

Total securities available for sale	$35,426	$990	$10	$36,406

Securities held to maturity:
Corporate securities	$750	$-	$14	$736

Total securities held to maturity	$750	$-	$14	$736

	At December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:	(Dollars in thousands)
U. S. government securities and obligations of U.S. governmental agencies	$9,232	$133	$1	$9,364
State and municipal securities	5,993	2	25	5,970
Mortgage-backed securities	19,503	118	112	19,509

Total securities available for sale	$34,728	$253	$138	$34,843

	At December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:	(Dollars in thousands)
U. S. government securities and obligations of U.S. governmental agencies	$11,991	$9	$57	$11,943
State and municipal securities	6,110	-	34	6,076
Mortgage-backed securities	24,240	11	338	23,913

Total securities available for sale	$42,341	$20	$429	$41,932

The amortized cost, fair value and weighted average yield of securities available for sale at December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2008
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:

U. S. Government agencies
Due within one year	$-	$-	-
Due after one but within five years	15,271	15,844	3.48%
Due after five but within ten years	-	-	-
Due after ten years	-	-	-

	15,271	15,844	3.48%

State and local governments
Due within one year	-	-	-
Due after one but within five years	996	1,006	4.51%
Due after five but within ten years	-	-	-
Due after ten years	438	436	4.83%

	1,434	1,442	4.61%

Mortgage-backed securities
Due within one year	188	190	5.00%
Due after one but within five years	1,188	1,197	4.62%
Due after five but within ten years	5,728	5,870	4.89%
Due after ten years	11,617	11,863	4.87%

	18,721	19,120	4.86%

Total securities available for sale:
Due within one year	$188	$190	5.00%
Due after one but within five years	17,455	18,047	3.62%
Due after five but within ten years	5,728	5,870	4.89%
Due after ten years	12,055	12,299	4.87%

	$35,426	$36,406	4.26%

Securities held to maturity:
Corporate securities
Due within one year	$-	$-	-
Due after one but within five years	-	-	-
Due after five but within ten years	750	736	6.80%
Due after ten years	-	-	-

	$750	$736	6.80%

Loan Portfolio

Our loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. The policies are reviewed and approved at least annually by the board of directors. Responsibility for loan review, underwriting, compliance and document monitoring resides with the chief credit officer. He is responsible for loan processing and approval. All loans and credit lines are subject to approval procedures and amount limitations. Depending upon the loan requested, approval may be granted by the individual commercial banker, our credit administration officers or, for the largest relationships, the loan committee of our Board of Directors. Any loan exposure in the aggregate greater than $3 million requires the approval of the committee. All individual loan authorities are reviewed and approved annually by the chief executive officer and the loan committee.

We make loans primarily to professional firms, professionals, property management companies, non-profits, churches and individuals. These loans consist of commercial and consumer real estate loans, business loans and loans to individuals. Loan growth slowed, particularly in the latter half of 2008 compared to 2007 due to our re-focus to our historic niche of mutually beneficial relationship lending and the downturn in the economy. Our total loan portfolio grew by $77.1 million or 16.4% between December 31, 2007 and December 31, 2008 compared to growth for the prior year of $123.3 million or 35.6%. Loan growth continued to be strong in the New Hanover County market throughout 2008, with loan growth of approximately $22.8 million from this market area, representing 29.5% of our annual loan growth for the year 2008. In January 2008, our Wilmington loan production office became a full service banking office. The remainder of our loan growth was represented throughout our Wake County market.

Real estate construction loans comprised 22.4% and real estate commercial loans comprised 54.2% of our total loan portfolio at December 31, 2008. Combined, these loans increased $71.5 million or 20.6%, which was the primary source of the growth in the loan portfolio for the year 2008 compared to December 31, 2007. Commercial loans secured by real estate are principally secured by owner-occupied buildings including professional practices, office, and church properties. Properties securing these loans are located primarily within our markets of Wake and New Hanover County, North Carolina. These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing. Commercial, industrial and agricultural loans comprised 11.2% of the portfolio and were down $6.9 million from $68.2 million as of December 31, 2007. As of December 31, 2008, approximately 34.8% of our loan portfolio was subject to repricing based on variable interest rates compared to 35.6% as of December 31, 2007.

Home equity loans, the predominant type of consumer loan in our portfolio, increased $7.8 million over December 31, 2007 and comprised 5.2% of our total loan portfolio. These loans are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually 90% or less.

While we originate mortgage loans and retain a small number in our loan portfolio, as of year-end 2008, we refer substantially all mortgage loan requests to an unrelated mortgage company. We terminated our mortgage loan division in the second quarter of 2008. We do not service loans for other financial institutions. We do not engage in sub-prime mortgage lending. We have no foreign loans and we do not engage in lease financing or loan financing in highly leveraged transactions used for buyouts, acquisitions and recapitalizations.

The table below presents information on our loan portfolio by major category at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Commercial , industrial and agricultural	$61,303	11.21%	$68,230	14.53%	$60,319	17.42%	$49,757	16.90%	$36,661	14.98%
Real estate - commercial	296,201	54.17%	252,156	53.69%	178,695	51.62%	151,193	51.35%	137,446	56.14%
Real estate - construction	122,479	22.40%	95,033	20.24%	67,404	19.47%	56,586	19.22%	35,987	14.70%
Real estate - 1 to 4 family mortgage	34,569	6.32%	29,534	6.29%	21,438	6.19%	19,222	6.53%	19,170	7.83%
Loans to individuals	3,785	0.69%	4,065	0.87%	3,414	0.99%	2,933	1.00%	2,359	0.96%
Home equity lines of credit	28,436	5.21%	20,592	4.38%	14,933	4.31%	14,732	5.00%	13,189	5.39%

Subtotal	546,773	100.00%	469,610	100.00%	346,203	100.00%	294,423	100.00%	244,812	100.00%

Unamortized net deferred loan fees	(416)		(382)		(260)		(248)		(192)

Total loans	$546,357		$469,228		$345,943		$294,175		$244,620

The table below presents as of December 31, 2008 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates.

	As of December 31, 2008
	Due within one year		Due after one year but within 5		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Variable rate loans:
Real estate - construction	$41,429	4.54%	$8,435	5.80%	$3,001	4.60%	$52,865	4.74%
Commercial and industrial loans	59,738	4.67%	37,785	4.57%	4,886	4.38%	102,409	4.62%
Installment loans	75	4.00%	200	4.00%	-	-	275	4.00%
Equity Lines	1,777	4.03%	26,012	3.95%	637	4.19%	28,426	3.96%

Total at variable rates	103,019	4.61%	72,432	4.49%	8,524	4.44%	183,975	4.55%

Fixed rate loans:
Real estate - construction	15,783	6.52%	31,466	6.83%	18,141	6.17%	65,390	6.57%
Real estate - 1 to 4 family mortgage	8,139	6.19%	12,497	6.61%	13,859	5.93%	34,495	6.24%
Commercial and industrial loans	71,389	6.56%	138,312	6.85%	44,221	6.31%	253,922	6.67%
Installment loans	2,289	5.08%	1,198	7.34%	31	6.95%	3,518	5.87%

Total at fixed rates	97,600	6.49%	183,473	6.83%	76,252	6.21%	357,325	6.61%

Subtotal	200,619	5.52%	255,905	6.17%	84,776	6.03%	541,300	5.91%

Nonaccrual loans	4,511		546		-		5,057

Loans, gross	$205,130		$256,451		$84,776		$546,357

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity is not considered in this table. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Asset Quality and the Allowance for Loan Losses

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis. We place loans on a non-accrual basis when a loan becomes ninety days past due and/or in management’s opinion the borrower may be unable to meet payments as they become due. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Our nonperforming assets as of December 31, 2008 were comprised of $5.1 million in non-accrual loans and other real estate owned of $2.3 million. Nonperforming assets as of December 31, 2008 did not contain any accruing loans that were past due 90 days or more or any restructured loans.

Due to the continued weakening of the real estate market during 2008 and a substantial portion of our loan portfolio consisting of real estate construction and real estate commercial loans, we added one additional full-time employee to our credit risk management function and increased a part-time position to full-time to assist in the monitoring of our asset quality and management of problem loans, particularly real estate construction and commercial loans. We also increased our frequency of review and monitoring of this portfolio during 2008.

Nonperforming loans increased $2.0 million to $5.1 million or .93% of loans as of December 31, 2008 compared to $3.1 million or .66% of loans as of December 31, 2007. A substantial portion of the increase in nonperforming loans for 2008 is attributable to two individual residential real estate builders for various real estate construction loans totaling $1.3 million and $1.4 million, respectively. The loans within these builder relationships have been analyzed for impairment in accordance with SFAS No. 114 and our management concluded that additional specific impairment reserve allowances of $14,800 and $15,800, respectively, were necessary. Our SFAS No. 114 analysis on the remaining $2.3 million of nonperforming loans resulted in additional impairment reserves of $330,800 for outstanding loans with balances of $1.3 million. Included in nonperforming loans as of December 31, 2007 is $2.8 million in loans attributable to a single-practice physician who died unexpectedly. During 2008, $543,000 attributable to this borrower was charged off. During fourth quarter 2008, the deed to the commercial building securing the loan was acquired in lieu of foreclosure procedures and $2.1 million was transferred into other real estate owned as settlement of the loan. The property is currently under tenant lease and no additional loss is probable.

Other real estate owned at December 31, 2008 consists of four properties acquired through foreclosure. The largest dollar value of other real estate property at December 31, 2008 was $2.1 million representing the commercial building acquired from the deceased physician discussed above. We have reviewed recent appraisals of these properties and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value. The Bank did not own any other real estate as of December 31, 2007.

There were no accruing loans 90 days or more past due as of December 31 2008. Accruing loans past due 90 days or more as of December 31, 2007 were $492,000.

As of December 31, 2008, we also identified and evaluated $3.5 million of potential problem loans primarily as a result of information regarding possible credit problems of the related borrowers. These loans were performing in accordance with the original terms of the loans and not past due as of December 31, 2008 with the exception of two loans that were 30-89 days past due. Management considered these loans in assessing the adequacy of our allowance for loan losses. Although these loans were represented by 17 individual loans, of 11 borrowers, a single commercial real estate loan of $1.9 million was the largest represented while the remaining 16 individual loans averaged less than $100,000. Approximately $721,000 of these remaining potential problem loans are also secured by real estate and approximately $837,000 are secured with inventory, equipment or are unsecured.

The table below sets forth for the dates indicated information about our non-performing assets.

	At December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)

Nonaccrual loans	$5,057		$3,103		$397		$-		$260
Restructured loans	-		-		-		-		-

Total nonperforming loans	5,057		3,103		397		-		260

Other real estate owned	2,276		-		-		-		520

Total nonperforming assets	$7,333		$3,103		$397		$-		$780

Accruing loans past due 90 days or more	$-		$492		$-		$-		$46
Potential problem loans	3,494		327		242		-		-
Allowance for loan losses	6,376		5,020		3,983		3,679		3,053

Nonperforming loans to period end loans	0.93%		0.66%		0.11%		0.00%		0.11%
Allowance for loan losses to period end loans	1.17%		1.07%		1.15%		1.25%		1.25%
Nonperforming assets to loans and other real estate	1.34%		0.66%		0.11%		0.00%		0.32%
Nonperforming assets to total assets	1.07%		0.57%		0.09%		0.00%		0.25%
Ratio of allowance for loan losses to nonperforming loans (x)	1.26	x	1.62	x	10.03	x	0.00	x	11.74	x

Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. At December 31, 2008, our allowance as a percentage of loans was 1.17%, up from 1.07% at December 31, 2007. As discussed above, as of December 31, 2008, our recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $5.1 million. As a result, we provided for probable losses through specific impairment reserve allowances of $361,000 on $4.1 million of these loans. Management’s analysis determined the collateral on the remaining $935,000 of impaired loans is adequate and no additional specific reserve allowance is necessary. Specific reserve allowance of approximately $864,600 was provided for the $3.5 million potential problem loans discussed above. The allowance for loan losses was established at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at December 31, 2008. We regularly monitor our loan portfolio and our allowance for loan losses, as discussed below.

The increase in the level of the allowance relative to gross loans resulted primarily from the increase in the actual impairment allocated to specific loans. The actual impairment increased to $1.1 million as of December 31, 2008 from $472,000 as of December 31, 2007, representing a ten basis point increase in the allowance as a percentage of total loans outstanding. Once a loan is considered impaired, it is not included in the determination of the SFAS 5 component of the allowance, discussed below.

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

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Also, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management. Additional information regarding our allowance for loan losses and loan loss experience is presented in Note E to our consolidated financial statements included in this report. If the economy continues to deteriorate, our borrowers could be negatively impacted which could result in increased charge-offs and non-performing loans, which could require us to increase our allowance for loan losses.

The table below provides information on our allocation of our allowance for loan losses among various loan categories at the dates presented.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
	(Dollars in thousands)

Commercial and industrial	$715	11.21%	$729	14.53%	$694	17.42%	$511	16.90%	$430	14.98%
Real estate - commercial and agricultural	3,454	54.17%	2,696	53.69%	2,056	51.62%	1,553	51.35%	1,611	56.14%
Real estate - construction	1,428	22.40%	1,016	20.24%	775	19.47%	581	19.22%	422	14.70%
Real estate - 1-4 family	403	6.32%	316	6.29%	247	6.19%	198	6.53%	225	7.83%
Loans to individuals	44	0.69%	43	0.87%	39	0.99%	30	1.00%	27	0.96%
Home equity lines of credit	332	5.21%	220	4.38%	172	4.31%	151	5.00%	155	5.39%

Total allocated	6,376	100.00%	5,020	100.00%	3,983	100.00%	3,024	100.00%	2,870	100.00%

Unallocated	-		-		-		655		183

Total	$6,376		$5,020		$3,983		$3,679		$3,053

(1)	Represents an estimated allocation of the allowance for loan losses based on loans outstanding in each category as a percent of total loans outstanding. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.

The table below presents information regarding the changes in our allowance for loan losses at or for the years indicated.

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Loan outstanding at the end of the year	$546,357	$469,228	$345,943	$294,175	$244,620

Average loans outstanding during the year	$520,075	$393,927	$316,620	$262,962	$212,127

Allowance for loan losses at beginning of year	$5,020	$3,983	$3,679	$3,053	$2,360
Provision for loan losses	2,755	1,339	69	792	920

	7,775	5,322	3,748	3,845	3,280

Loans charged off:
Real estate loans	(316)	-	-	(32)	(82)
Commercial and industrial loans	(805)	(299)	-	(169)	(183)
Installment loans	(284)	(3)	(5)	(5)	(13)

Total charge-offs	(1,405)	(302)	(5)	(206)	(278)

Recoveries of loans previously charged off:
Real estate loans	-	-	230	9	-
Commercial and industrial loans	6	-	2	22	50
Installment loans	-	-	8	9	1

Total recoveries	6	-	240	40	51

Net recoveries/(charge-offs)	(1,399)	(302)	235	(166)	(227)

Allowance for loan losses at end of year	$6,376	$5,020	$3,983	$3,679	$3,053

Ratios:
Nonperforming loans to period-end loans	0.93%	0.66%	0.11%	0.00%	0.11%
Allowance for loan losses as a percent of loans at end of year	1.17%	1.07%	1.15%	1.25%	1.25%
Net recoveries/(charge-offs) as a percent of average loans	-0.27%	-0.08%	0.07%	-0.06%	-0.11%

Deposits

Our deposits are the primary source of our funds for loans and investments. Our deposit strategy is to raise our deposits in our market areas through relationship banking wherein we do not lend to a customer without a deposit relationship. We believe that the great majority of our deposits are from individuals and entities located in our market areas and an increasing concentration of deposits from community association management companies located within and outside of our market area. As of December 31, 2008, deposits by community association management companies represented 18.4% of our total deposits. Success in serving this market led to our launching a division, “Community Plus,” early in February 2009 within the Bank dedicated to growing deposits specifically within this industry.

Our traditional core deposits of demand deposits, savings, money market and interest checking accounts and non-internet time deposits less than $100,000 grew $27.4 million or 8.0% to $371.5 million as of December 31, 2008, representing 60.6% of total deposits outstanding at December 31, 2008. However, strong loan growth which began during the year 2007 and continued for the first six months of 2008, outpaced our growth in core deposits which necessitated our utilizing non-traditional funding sources throughout 2008. As of December 31, 2008, our total deposits included $75.7 million in wholesale brokered certificate of deposit funds and $28.8 million in certificates of deposit issued by means of an internet subscription service, representing 12.3% and 4.7%, respectively, of total deposits outstanding. We had $10.0 million in wholesale brokered certificates of deposit as of December 31, 2007 and no internet deposits. Non-internet time deposits greater than $100,000 were up $17.6 million over the prior year end to $108.0 million as of December 31, 2008, representing 17.6% of total deposits outstanding. Time deposits generated through the CDARS program grew to $28.7 million at December 31, 2008, and represented 4.7% of total deposits outstanding. We continually seek opportunities to expand and develop our banking relationships with our customers to build core deposits and minimize our level of non-traditional funds, particularly wholesale brokered deposits. We anticipate and plan to reduce our level of wholesale brokered certificates of deposit throughout 2009 through a combination of efforts including anticipated growth in core deposits from new banking relationships formed through our new offices, the launching of our new property management division “Community Plus” as well as from our continued efforts throughout all our markets in general to focus on our banking relationships with our niche customers.

The table below presents information on our average deposits for the years presented.

	For the Year Ended December 31,
	2008		2007		2006
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Savings, NOW and money market	$212,885	2.18%	$181,377	3.79%	$143,123	3.64%
Time deposits over $100,000	98,494	4.59%	77,784	5.23%	56,916	4.70%
Other time deposits	121,978	3.96%	63,636	4.90%	62,476	4.23%

Total interest-bearing deposits	433,357	3.23%	322,797	4.36%	262,515	4.01%

Non-interest-bearing deposits	79,498	-	89,328	-	86,555	-

Total deposits	$512,855	2.73%	$412,125	3.41%	$349,070	3.02%

The following table presents the amounts and maturities of deposits with balances of $100,000 or more:

As of December 31, 2008
(Dollars in thousands)
Remaining maturity:
Less than three months	$26,533
Three to six months	29,755
Six to twelve months	49,282
Over twelve months	13,376

Total	$118,946

Borrowings

The following table sets forth certain information regarding our short-term borrowings for the periods indicated.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased
Balance outstanding at end of period	$7,782	$23,886	$10,670
Maximum amount outstanding at any month end during the period	22,342	23,886	11,031
Average balance outstanding	11,089	12,459	10,784
Weighted-average interest rate during the period	1.94%	3.32%	2.54%
Weighted-average interest rate at end of period	0.05%	4.49%	2.05%

Federal Home Loan Bank advances
Balance outstanding at end of period	$-	$14,000	$-
Maximum amount outstanding at any month end during the period	23,000	14,000	-
Average balance outstanding	5,041	2,222	-
Weighted-average interest rate during the period	2.80%	4.55%	0.00%
Weighted-average interest rate at end of period	0.00%	4.56%	0.00%

Total Short-term borrowings:
Balance outstanding at end of period	$7,782	$37,886	$10,670
Maximum amount outstanding at any month end during the period	31,988	37,886	11,031
Average balance outstanding	16,130	14,681	10,784
Weighted-average interest rate during the period	2.21%	3.51%	2.54%
Weighted-average interest rate at end of period	0.05%	4.52%	2.05%

Results of Operations For the Years Ended December 31, 2008 and 2007

Overview. For the year ended December 31, 2008, our net income was $2.4 million compared to $3.1 million for the year ended December 31, 2007, a decrease of 23.6%. Diluted net income per share of common stock was $0.32 in 2008 and $0.42 in 2007, a decrease of $0.10 or 23.8%. The decrease in earnings was primarily attributable to: additional provision for loan losses due to loan growth and a higher level of impaired loans; the impact of a 400 basis point drop in the prime interest rate during the year; the effect of increased reliance on non-traditional and more expensive funding sources during the year; a change in deposit mix, including less funds in non-interest bearing accounts; additional interest expense from issuance of subordinated notes; and additional operating expenses related to the opening of two new banking offices, a loan production office and construction of a new banking and corporate office. As of December 31, 2008, 34.8% of our loan portfolio reprices with each reduction in the Wall Street Journal prime interest rate and new loans funded during 2008 were priced at a comparably lower interest rate than the prior year. Overall for the year ended December 31, 2008 compared to the prior year, net interest income increased $3.0 million, provision for loan losses increased $1.4 million, noninterest income increased $105,000 and noninterest expense increased $2.8 million. Return on average assets was 0.40% in 2008 versus 0.65% in 2007 while return on average equity was 6.85% and 10.59% for the years ended December 31, 2008 and December 31, 2007, respectively.

Net Interest Income. Net interest income was $20.3 million for the year ended December 31, 2008, an increase of $3.0 million or 17.1% over the year ended December 31, 2007. The increase in net interest income for the year 2008 was attributable to an overall higher level of average earning assets, specifically average loan volume. This growth in average loan volume more than offset lower loan yields, providing most of the $3.3 million increase in interest income. The increase in interest income was reduced by an increase in interest expense. The increase in interest expense was minimized for the year 2008 to just $378,000 due to significantly lower cost of funds rates.

Overall, interest income increased $3.3 million over the prior year primarily due to growth in average earning assets. Average earning asset growth provided approximately $8.9 million of additional interest income. Substantially all the growth in earning assets was in average loans. For the year ended December 31, 2008 compared to the prior year, average loan volumes increased $126.1 million, providing an increase in interest income of approximately $8.9 million. Interest income provided by growth in average interest earning deposits was offset by declines in average volumes of investment securities and Federal funds sold. The increase in interest income provided through higher average earning-asset volume was partially offset due to lower rates earned on those assets. A substantially lower rate environment effectively reduced total interest income by approximately $5.6 million during the 2008 year, with $4.4 million of the reduction resulting from lower loan yields on our loan portfolio.

Other factors affecting our net interest income for the year 2008 include changes in our average deposit mix and the effect of our average loan volume continuing to outpace our average traditional core deposits, requiring additional funds from typically higher-costing funding sources.

In addition to an increase in average interest-bearing deposit volume, a change in the mix of average deposits also was a factor in the increase in interest expense. Savings, money market and interest checking accounts as a percentage of average interest-bearing deposits declined to 49.1% for the year 2008 compared to 56.2% for the year 2007. For the year ended December 31, 2008, these funds paid an average rate of 2.18%. Higher costing wholesale brokered certificates of deposits, included in other time deposits, averaged $38.6 million or 8.9% of average interest-bearing deposits for the year 2008 compared to $1.3 million or .4% for the prior year period. For the year ended December 31, 2008, these higher-costing funds, added to provide additional funds to support our loan growth and liquidity, paid an average rate of 3.48%. Non-interest-bearing deposits decreased to 15.5% of average total deposits for the year 2008 compared to 21.7% for the year 2007. Noninterest-bearing demand deposits declined throughout the year as deposits from our attorney trust account customers transitioned from noninterest-bearing demand deposit accounts to interest-bearing checking accounts by the end of June 30, 2008 as required by the North Carolina State Bar.

Overall deposit interest expense increased $378,000 for the year 2008 compared to the prior year. Although interest-bearing deposits grew $110.6 million for the year 2008 over the prior year, a lower interest rate environment substantially minimized the impact on interest expense from the growth. Growth in total average time deposits of $79.1 million, including wholesale brokered time deposits and internet deposits, increased interest expense approximately $3.6 million. An increase of $31.9 million in average money market and interest checking deposits resulted in an increase in interest expense of approximately $1.0 million for the year 2008 compared to the prior year. The declining rate environment reduced interest expense on all interest-bearing deposits by approximately $4.6 million. Interest expense on average short-term and long-term borrowings increased $737,000 over the prior year as growth in these funds increased an average of $16.7 million, most of which was due to the issuance of $11.0 million of subordinated notes during 2008. The issuance of subordinated notes added $492,000 to interest expense for the year 2008. Declining rates effectively reduced our interest expense on our trust preferred securities included in long-term debt by approximately $270,000.

The average yield on our earning assets during 2008 was 6.27% compared to 7.21% during 2007, down 94 basis points. During the same period, the average cost of our interest-bearing liabilities decreased by 110 basis points to 3.32% for the year 2008. The yield and rate decreases primarily reflect rate declines, principally changes to the prime lending rate. For the year 2008 the national prime lending rate averaged 296 basis points lower than the prior year. The national prime lending rate began the year at 7.25%, decreased to 5.00% by April 2008, 4.00% by October 2008 and ended at 3.25% by year-end 2008. Overall our net interest margin declined 29 basis points to 3.52% during 2008 compared to 3.81% during 2007.

Provision for Loan Losses. We recorded $2.8 million in provision for loan losses in 2008 compared to $1.3 million recorded in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by our management. The increase in the provision during 2008 is principally in response to probable losses identified in our SFAS 114 evaluations throughout the year. During 2008, net loan charge-offs were $1.4 million compared to net charge-offs of $302,000 for the year 2007. The allowance for loan losses was $6.4 million at December 31, 2008 and $5.0 million at December 31, 2007, representing 1.17% and 1.07%, respectively, of loans outstanding at December 31, 2008 and 2007. See “Asset Quality and the Allowance For Loan Losses” above for more detail.

Non-interest Income. Non-interest income is derived primarily from service charges and fees on deposit accounts and other loan fees. For the year-ended December 31, 2008, we recognized a modest increase in non-interest income of $105,000 to $1.2 million from $1.1 million for the corresponding prior year. We began efforts at the beginning of 2008 to dissolve our mortgage operations by the end of June 2008, resulting in the decrease of $158,000 in mortgage operation fees from the prior year. Mortgage operations were terminated as of June 30, 2008. Service charges and fees on deposits increased $115,000 for the year 2008 compared to the prior year due to efforts to reduce the volume of fees waived on accounts and lower earnings credit rates on accounts. Merchant and other loan fees were up $130,000 over the prior year primarily due to an increase in service fees on loans which were up $181,800 over the prior year. A review of our costs to service loan modifications and renewals resulted in further efforts to increase our fees on such loans. Fees from annuity sales and other fees generated from wealth management services provided $167,300 in non-interest income, up $39,000 over the prior year. We expect wealth management income to slow under the continuation or worsening of current financial market conditions. Non-interest income as a percentage of average total assets declined as our growth in average assets has outpaced our growth and sources of non-interest income. As a percentage of average assets, non-interest income decreased to .21% for the year 2008 compared to .24% for the year 2007. In October 2007, we acquired an approximately 5.6% equity interest in a title insurance agency, which provided $21,000 in additional non-interest income for the year 2008.

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Non-interest expense increased $2.8 million to $14.8 million for the year ended December 31, 2008 compared to $12.0 million for the year ended December 31, 2007. Salaries and employee benefits comprised over half of the non-interest expense for 2008, increasing $1.6 million to $8.1 million compared to 2007. This increase is attributable to additional commercial bankers, management and support staff added late in the year 2007 and general increases in employee benefits. Our full-

time equivalent employees grew by 24 for the year 2007 and by one for the year 2008. We hired six additional staff late in 2007 for our new full service office in Wilmington which opened in January 2008 and five additional staff for our full service office in downtown Raleigh which opened in December 2007. Other management and support staff have also been added throughout the Bank. As a percentage of average assets, personnel expense decreased slightly to 1.37% for the year 2008 compared to 1.39% for the year 2007.

Occupancy and equipment costs increased $609,000 to $2.5 million for the year ended December 31, 2008 compared to the previous year. These costs include the additional lease expense for our new full-service office in Wilmington which opened in January 2008 and additional lease expense for expansion in our current operations area. Overall, lease expense increased approximately $320,600 over the prior year. Other non-interest expenses increased $610,000 during the year ended December 31, 2008 over the prior year in 2007. Fees for directors were down $87,000 compared to the prior year. A decision by our board of directors to waive their equity compensation for fiscal 2007 was approved during September 2007. The plan was permanently terminated beginning January 2008. In addition, fees were reduced due to two fewer corporate board members for most of 2008. The new offices also contributed to additional costs in general other non-interest expense. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Outsourced data processing fees were up $175,000, professional fees were up $73,000 primarily due to our issuance of subordinated notes, telephone expense was up $78,000 and FDIC insurance and state regulatory assessments was up $99,000 due to higher regulatory rate requirements. The remaining non-interest expenses were up overall in various categories due to increases in general operating expense. In the aggregate, non-interest expense as a percentage of average total assets decreased to 2.49% for the year 2008 compared to 2.54% for the year 2007.

Income Taxes. We recorded $1.6 million in income tax expense for the year ended December 31, 2008 and $2.0 million for the year ended December 31, 2007. Income tax expense as a percentage of pretax income was 39.7% for 2008 and 38.7% for 2007. We adopted the provisions of Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board Statement No. 109” (“FIN 48”) on January 1, 2007. Management has evaluated our tax positions and has concluded that we have no uncertain tax positions for which we should not recognize a tax benefit. The adoption of this statement had no material effect on our financial position or results of operations.

Results of Operations For the Years Ended December 31, 2007 and 2006

Overview. For the year ended December 31, 2007, our net income was $3.1 million compared to $3.3 million for the year ended December 31, 2006, a decrease of 5.4%. The decrease in earnings was primarily attributable to: additional provision for loan losses due to loan growth; significant loan growth not arising until the last quarter of the year; the effect of declining interest rates in the last quarter of the year; a change in deposit mix into more expensive accounts; the implementation of Check 21; increased interest expense due to higher levels of short-term borrowings; and additional operating expenses due to new offices. Diluted net income per share of common stock was $0.42 in 2007 and $0.46 in 2006, a decrease of $0.04 or 7.2%. Return on average assets was 0.65% in 2007 versus 0.82% in 2006 while return on average equity was 10.59% and 13.67% for the years ended December 31, 2007 and December 31, 2006, respectively.

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

Provision for Loan Losses. We recorded $1.3 million in provision for loan losses in 2007 compared to $69,000 for the provision recorded in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by our management. The increase in the provision during 2007 resulted principally from increased loan volume and management’s evaluation of the loan portfolio at December 31, 2007. During 2007, loan charge-offs were $302,000 compared to net recoveries of $235,000 for the year 2006. The allowance for loan losses was $5.0 million at December 31, 2007 and $4.0 million at December 31, 2006, representing 1.07% and 1.15%, respectively, of loans outstanding at December 31, 2007 and 2006. See “Asset Quality and the Allowance For Loan Losses” above for more detail.

Non-interest Income. Non-interest income is derived primarily from service charges and fees on deposit accounts and other loan fees. Non-interest income was $1.1 million for the year 2007, a decrease of $53,000 from the prior year period. Income from mortgage lending decreased $96,000 in 2007 to $230,000 as a result of continued slow mortgage loan production. Fees earned on deposit accounts decreased by $28,100 to $312,300. Credit card and other loan fees decreased $22,800 for the same period. Fees generated from financial and wealth management services provided $128,300 in non-interest income during 2007 compared to $49,900 during 2006. Non-interest income as a percentage of average total assets decreased to .24% for the year 2007 compared to .29% for the year 2006. In October 2007, we acquired an approximately 5.6% equity interest in a tile insurance agency to provide non-interest income in the future.

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Non-interest expense increased $1.3 million to $12.0 million for the year ended December 31, 2007 compared to $10.7 million for the year ended December 31, 2006. Salaries and employee benefits comprised over half of the non-interest expense for 2007 and increased $1.0 million compared to 2006. This reflects an increase in additional commercial bankers, management and support staff added throughout the year. Our full-time equivalent employees grew by 24 to 99 at December 31, 2007 compared to 75 for the prior year period. We hired additional staff for the opening of our office in downtown Raleigh and the opening of our full service banking office in Wilmington which occurred in January 2008.

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

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$520,075	$34,318	6.60%	$393,927	$29,756	7.55%	$316,620	$23,426	7.40%
Investment securities available for sale	29,492	1,349	4.57%	38,600	1,751	4.54%	42,658	1,739	4.08%
Investment securities held to maturity	285	20	7.02%	-	-	-	-	-	-
Other interest-earning assets	25,085	388	1.55%	21,478	1,231	5.73%	23,621	1,247	5.28%

Total interest-earning assets	574,937	36,075	6.27%	454,005	32,738	7.21%	382,899	26,412	6.90%

Other assets	19,595			18,822			15,198

Total assets	$594,532			$472,827			$398,097

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$212,885	4,644	2.18%	$181,377	6,883	3.79%	$143,123	5,210	3.64%
Time deposits over $100,000	98,494	4,520	4.59%	77,784	4,069	5.23%	56,916	2,677	4.70%
Other time deposits	121,978	4,826	3.96%	63,636	3,117	4.90%	62,476	2,645	4.23%
Borrowings:
Short-term borrowings	16,130	356	2.21%	14,681	515	3.51%	10,784	274	2.54%
Long-term debt	26,927	1,471	5.46%	11,666	855	7.33%	11,205	781	6.97%

Total interest-bearing liabilities	476,414	15,817	3.32%	349,144	15,439	4.42%	284,504	11,587	4.07%

Non-interest-bearing deposits	79,498			89,328			86,555
Other liabilities	4,094			5,136			3,094
Shareholders’ equity	34,526			29,219			23,944

Total liabilities and shareholders’ equity	$594,532			$472,827			$398,097

Net interest income and interest rate spread		$20,258	2.95%		$17,299	2.79%		$14,825	2.83%

Net interest margin			3.52%			3.81%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.68%			130.03%			134.58%

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

	Year Ended December 31, 2008 vs. 2007			Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$8,926	$(4,364)	$4,562	$5,780	$550	$6,330
Investment securities available for sale	(415)	13	(402)	(175)	187	12
Investment securities held to maturity	10	10	20	-	-	-
Other interest-earning assets	405	(1,248)	(843)	(118)	102	(16)

Total interest income	8,926	(5,589)	3,337	5,487	839	6,326

Interest expense:
Deposits:
Savings, NOW and money market	956	(3,195)	(2,239)	1,422	251	1,673
Time deposits over $100,000	1,017	(566)	451	1,037	355	1,392
Other time deposits	2,583	(874)	1,709	27	445	472
Borrowings:
Short-term borrowings	41	(200)	(159)	118	123	241
Long-term debt	696	(80)	616	33	41	74

Total interest expense	5,293	(4,915)	378	2,637	1,215	3,852

Net interest income increase (decrease)	$3,633	$(674)	$2,959	$2,850	$(376)	$2,474

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 18.1% and 12.0% of our total assets at December 31, 2008 and 2007, respectively.

We have historically been a net seller of Federal funds, as our liquidity has exceeded our need to fund new loan demand. However, strong loan demand beginning in 2007 began to reduce our level of liquid assets. To support our loan growth and maintain our liquid assets at an adequate level, beginning in the fourth quarter of 2007, we increased our short-term borrowings and substantially increased our level of funds in wholesale brokered certificates of deposits and new funding sources such as internet time deposits during 2008. For the year 2008, our short-term borrowings averaged $16.1million, wholesale brokered certificates of deposit averaged $38.6 million and internet time deposits averaged $6.2 million. We have established credit lines with other financial institutions to purchase up to $20.3 million in Federal funds. As a member of the FHLB, we may obtain advances up to 10% of our Bank’s assets. We are also authorized to borrow from the Federal Reserve Bank’s “discount window”. As of December 31, 2008, the Bank pledged specific collateral for potential borrowing up to $135.3 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. As of December 31, 2008, our short-term borrowings consisted entirely of securities sold under agreements to repurchase of $7.8 million. As of December 31, 2008, overnight excess funds of $54.0 million were invested in our account at the Federal Reserve, and $105,000 was invested in Federal funds sold. In addition, $21.8 million was invested in short-term time deposits with federally insured domestic banking institutions.

Total deposits were $612.7 million and $457.3 million at December 31, 2008 and December 31, 2007, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 49.8% and 35.6%, respectively, of total deposits as of December 31, 2008 and December 31, 2007. Time deposits of $100,000 or more represented 19.4% and 19.8%, respectively, of our total deposits at December 31, 2008 and December 31, 2007. As of

December 31, 2008 our overall level of wholesale brokered certificates of deposits increased to $75.7 million from $10.0 million as of December 31, 2007. Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. The Bank is currently considered “well capitalized.” As new source of funding for 2008, deposits generated through an internet subscription service grew to $28.8 million as of December 31, 2008. Both of these non-traditional deposit sources are included in time deposits on our balance sheet. Maturities of these accounts are substantially within one year. In 2007, we began acquiring brokered deposits and in 2008 also began acquiring internet deposits to partially fund the significant rise in loan demand that began in 2007 and had out-paced our growth in core deposits. Other than brokered deposits and internet deposits, we believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Also, on May 13, 2008 and July 1, 2008, the Bank sold $9.8 million and $1.2 million, respectively, in principal of 3-month LIBOR plus 3.50% floating rate subordinated notes due June 30, 2018. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position at December 31, 2008 is adequate to meet our operating needs.

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

The analysis of an institution’s interest rate gap, which is the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time, is a standard tool for the measurement of exposure to interest rate risk. We currently utilize a process of net interest income simulation where we project future balance sheet levels, interest rates, and noninterest income and noninterest expenses. These projections are then shocked with changes in interest rates to capture any interest rate risk within the base case projections. Beginning in 2009, we began to incorporate Economic Value of Equity, or EVE, as a component of asset/liability management. EVE analysis provides insight into the trends of our bank’s earning capacity and utilizes a process of determining the present net value of our cash flows. The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which is projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions made regarding prepayment rates and deposit drop off rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing as of December 31, 2008
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$294,996	$59,700	$354,696	$191,661	$546,357
Investment securities available for sale	2,407	4,735	7,142	29,264	36,406
Investment securities held to maturity	-	-	-	750	750
Other earning assets	65,727	11,129	76,856	-	76,856

Total interest-earning assets	$363,130	$75,564	$438,694	$221,675	$660,369

Percent of total interest-earning assets	54.99%	11.44%	66.43%	33.57%	100.00%
Cumulative percent of total interest- earning assets	54.99%	66.43%	66.43%	100.00%	100.00%

Interest-bearing liabilities
Deposits:
Savings, money market, and NOW	$220,808	$-	$220,808	$-	$220,808
Time deposits (1)	100,484	183,901	284,385	20,865	305,250
Borrowings:
Short-term borrowings	7,782	-	7,782	-	7,782
Long-term debt	26,465	-	26,465	846	27,311

	$355,539	$183,901	$539,440	$21,711	$561,151

Percent of total interest-bearing liabilities	63.36%	32.77%	96.13%	3.87%	100.00%
Cumulative percent of total interest- bearing liabilities	63.36%	96.13%	96.13%	100.00%	100.00%

Interest sensitivity gap	$7,591	$(108,337)	$(100,746)	$199,964	$99,218
Cumulative interest sensitivity gap	7,591	(100,746)	(100,746)	99,218	99,218
Cumulative interest sensitivity gap as a percent of total interest-earning assets	1.15%	-15.26%	-15.26%	15.02%	15.02%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	102.14%	81.32%	81.32%	117.68%	117.68%
(1)	Includes an aggregate of $75,653,000 wholesale brokered certificates of deposit maturing in March, April and October 2009.

Capital

A significant measure of the strength of a financial institution is its capital base. Federal bank regulators have classified capital into the following components: (1) Tier I capital, which includes common shareholders’ equity (excluding accumulated other comprehensive income) and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its risk-adjusted assets, which are the institution’s assets and certain off-balance sheet items adjusted for predefined credit risk factors. A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require a financial institution to maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. Our equity to assets ratio was 5.17% and 5.76%, respectively, at December 31, 2008 and December 31, 2007. As the following table indicates, at December 31, 2008 we exceeded our regulatory capital requirements.

	At December 31, 2008
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	12.14%	8.00%	10.00%

Tier 1 risk-based capital ratio	8.29%	4.00%	6.00%

Tier 1 leverage ratio	6.91%	4.00%	5.00%

In March 2004, we established a trust, North State Statutory Trust I, which sold $5.2 million of its preferred and common securities in a pooled private placement and in turn used these funds to purchase $5.2 million of junior subordinated debentures issued by us. In December 2005, we established a second trust, North State Statutory Trust II, which sold $5.2 million of its preferred and common securities in a pooled private placement and in turn used these funds to purchase $5.2 million of junior subordinated debentures issued by us. In November 2007, we established a third trust, North State Statutory Trust III, which sold $5.2 million of its preferred and common securities in a pooled private placement and in turn used these funds to purchase $5.2 million of junior subordinated debentures issued by us.

Our trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Federal Accounting Standards Board adopted in 2003 a rule, FASB Interpretation No. 46 (Revised) that requires the Trusts to be deconsolidated from our financial statements. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46 trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in our consolidated Tier 1 and leverage capital ratios.

On May 13, 2008, the Bank issued $9.8 million and on July 1, 2008 an additional $1.2 million of floating-rate subordinated notes due June 30, 2018. The Bank may redeem some or all of the notes at any time beginning on June 30, 2013 at a price equal to 100% of the principal amount of the notes redeemed plus accrued but unpaid interest to the redemption date. The subordinated notes are included in long-term debt and qualify as Tier II capital.

We intend that our company and our bank remain “well-capitalized” for regulatory purposes. To do so, we might need additional capital in the future due to greater than expected future growth, any impact on our operations or financial condition caused by the current recession and any governmental and regulatory responses to the recession, or other reasons. If necessary, we will consider all viable alternatives for raising capital including additional issuances of trust preferred securities.

After careful and complete evaluation, in November 2008 we chose not to participate in the Capital Purchase Plan of the U.S. Government’s TARP.

Contractual Obligations and Commitments

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows, as well as commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. To meet the financing needs of our customers, we issue various financial instruments, such as lines of credit, loan commitments and standby letters of credit. These instruments either are not recorded on our balance sheet or are recorded on our balance sheet in amounts that differ from the full contract or notional amounts. These instruments involve varying elements of market, credit and liquidity risk. The following table reflects our expected contractual obligations and future operating lease commitments as of December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Short-term borrowings	$7,782	$7,782	$-	$-	$-
Long-term debt	27,311	-	-	-	27,311
Operating lease payments	10,034	1,076	2,166	2,040	4,752
Commitments for construction in process	2,040	2,040	-	-	-
Commitments to fund affordable housing investment	318	245	61	12	-
Time deposits	305,250	284,379	18,778	2,087	6

Total contractual cash obligations	$352,735	$295,522	$21,005	$4,139	$32,069

The following table reflects our other commitments outstanding as of December 31, 2008.

	Amount of Commitment Expiration Per Period
Contractual Obligations	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)

Undisbursed portion of home equity credit lines secured by 1-4 family residential properties	$17,524	$6,787	$2,979	$4,145	$3,613
Undisbursed portion of commercial, construction and land development loans	38,297	36,166	551	857	723
Other commitments and lines of credit	21,248	9,587	3,017	4,689	3,955
Standby letters of credit	4,615	4,615	-	-	-

Total commercial commitments	$81,684	$57,155	$6,547	$9,691	$8,291

Off-Balance Sheet Arrangements

Information about our off-balance sheet risk exposure is presented in Note L to the accompanying consolidated financial statements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, or SPEs, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, our sole SPE activity is with North State Statutory Trust I, North State Statutory Trust II and North State Statutory Trust III. We issued $5.2 million of junior subordinated debentures, included in long-term debt on the balance sheet, to each of these trusts on March 17, 2004, December 15, 2005 and November 28, 2007, respectively, in exchange for the proceeds of trust preferred securities issued by these trusts.

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

	Selected Quarterly Financial Data (Unaudited)
	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$9,103	$9,141	$8,843	$8,988	$8,858	$8,415	$7,917	$7,548
Total interest expense	4,145	3,875	3,652	4,145	4,300	3,933	3,663	3,544

Net interest income	4,958	5,266	5,191	4,843	4,558	4,482	4,254	4,004
Provision for loan losses	881	777	671	426	662	255	211	211

Net interest income after provision	4,077	4,489	4,520	4,417	3,896	4,227	4,043	3,793
Noninterest income	201	395	327	303	275	293	303	250
Noninterest expense	3,388	3,876	3,822	3,723	3,176	3,015	2,937	2,904

Income before income taxes	890	1,008	1,025	997	995	1,505	1,409	1,139
Provision for income taxes	383	422	382	368	385	573	563	432

Net income	$507	$586	$643	$629	$610	$932	$846	$707

Per Share Data: (1)
Net income:
Basic	$0.07	$0.08	$0.09	$0.09	$0.09	$0.13	$0.12	$0.10
Diluted	$0.07	$0.08	$0.09	$0.09	$0.08	$0.13	$0.12	$0.10

Common stock price:
High	$8.00	$10.90	$11.50	$14.35	$17.25	$21.75	$17.20	$17.49
Low	5.25	7.75	9.00	9.00	12.00	16.80	15.67	15.70
Close	7.00	8.50	9.00	11.00	12.75	16.85	17.20	16.67

Book value	$4.96	$4.85	$4.71	$4.68	$4.52	$4.35	$4.10	$4.03

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

Our hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. We may use a variety of commonly used derivative products that are instruments used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars. We previously have used a stand-alone derivative financial instrument, in the form of an interest rate floor, in our asset/liability management program. The transaction involved both credit and market risk. The instrument was designated as a cash flow hedge of the risk of overall changes in cash flows below the strike rate of 7.50% on the floor. Although the cash flow hedge was consistent with our risk management objective, we decided in March 2008 to terminate the interest rate floor agreement after considering the impact of the transaction on our risk management objectives. On March 17, 2008, we received $1.9 million in connection with the termination of the interest rate floor and are amortizing the remaining pre-tax gain of $1.5 million over the remaining 19 months of the original contract period. At December 31, 2007, the outstanding notional value of the interest rate floor was $50.0 million with a fair value of $1.0 million and an unrealized gain of $681,000 and a maturity date of November 1, 2009. Additional discussion of derivatives is presented in Note L to our consolidated financial statements included under Item 8 of Part II in this Form 10-K.

See the section entitled “Asset/Liability Management” in Item 7 for a more detailed discussion of market risk.

Item 8.  Financial Statements and Supplemental Data.

The information required by this Item is found beginning at page F-1 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected or is likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The information required by this Item concerning our directors and executive officers is incorporated by reference from the sections captioned “Proposal No. 1 - Election of Directors”, “Other Information – Other Directors” and “Other Information - Executive Officers” contained in our proxy statement related to the 2009 Annual Meeting of Shareholders scheduled to be held on May 20, 2009. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of our proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this Item concerning our “audit committee financial expert” is contained under the section captioned “Other Information-Report of the Audit Committee” contained in our proxy statement.

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

Since the date of our proxy statement for our 2008 Annual Meeting of Shareholders, we have not made any material change to the procedures by which our shareholders may recommend nominees to our Board of Directors. Those procedures are discussed under the section captioned “Director Nominations” in our proxy statement for the 2009 Annual Meeting of Shareholders.

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

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned

“Report of the Audit Committee” contained in our proxy statement.

Item 15.    Exhibits and Financial Statement Schedules.

(A)	Exhibits

Exhibit No.	Exhibit Title

3.1 (a)	Articles of Incorporation, amended as of May 9, 2007

3.2 (a)	Bylaws adopted June 7, 2002

4.1 (a)	Form of North State Bancorp stock certificate

4.2 (f)	Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of March 17, 2004

4.3 (f)	Indenture dated as of March 17, 2004, between North State Bancorp, as Issuer and U.S. Bank National Association, as Trustee

4.4 (b)	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of December 15, 2005

4.5 (b)	Indenture dated as of December 15, 2005, between North State Bancorp, as Issuer and Wilmington Trust Company, as Trustee

4.6 (h)	Amended and Restated Declaration of Trust by and among Wells Fargo Delaware Trust Company, as Delaware Trustee, Wells Fargo Bank, N.A., as Property Trustee, North State Bancorp, as Depositor, and Kirk A. Whorf, Sandra A. Temple and David M. Shipp as administrators, dated as of November 28, 2007

4.7 (h)	Junior Subordinated Indenture dated as of November 28, 2007, between North State Bancorp, as Issuer and Wells Fargo Bank, N.A., as Trustee

10.1 (c)	Stock Option Plan for Non-Employee Directors, assumed as of June 28, 2002

10.2 (c)	Stock Option Plan for Employees, assumed as of June 28, 2002

10.3 (d)	Employment Agreement between North State Bank and Larry D. Barbour, dated as of June 1, 2000

10.4 (d)	Change in Control Agreement between North State Bank and Kirk A. Whorf, dated as of June 1, 2000, as amended on October 29, 2002

10.5 (d)	Change in Control Agreement between North State Bank and Judy M. Stephenson, dated as of June 1, 2000

10.6 (d)	Change in Control Agreement between North State Bank and Sandra A. Temple, dated as of June 1, 2000, as amended on October 24, 2002

10.7 (e)	2003 Stock Plan

10.8 (f)	Guarantee Agreement dated as of March 17, 2004, by and between North State Bancorp and U.S. Bank National Association

10.9 (b)	Guarantee Agreement dated as of December 15, 2005, by and between North State Bancorp and Wilmington Trust Company

10.11(f)	Lease dated May 1, 2003 between North State Bancorp and NHM00, LLC.

10.12(g)	Assignment and Assumption of Lease effective January 14, 2000 among North State Bank, Oberlin Investors Two, LLC and Branch Banking & Trust Company.

10.13(g)	Office Lease dated April 10, 2000 between North State Bank and Oberlin Investors Two, LLC (including Amendment No. One dated March 29, 2001).

10.14(i)	Lease agreement dated as of December 29, 2006 by and between North State Bank and Atrium Investments, LLC

10.15(i)	Lease agreement dated as of November 1, 2006 between North State Bancorp and Capital Club Properties, LLC

10.16(h)	Guarantee Agreement dated as of November 28, 2007, by and between North State Bancorp and Wells Fargo Bank, N.A.

10.17(j)	Change in Control Agreement between North State Bank and David M. Shipp, dated September 10, 2007

10.18(k)	Fiscal and Paying Agent Agreement, dated May 13, 2008, between North State Bank and Wilmington Trust Company (including form of Floating Rate Subordinated Note due June 30, 2018)

21.1	List of Subsidiaries

23	Consent of Dixon Hughes PLLC

31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)   Incorporated by reference to exhibits filed with our Quarterly Report of Form 10-Q filed on May 15, 2007.

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

(j)   Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2007.

(k)   Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

ITEM 8 – FINANCIAL STATEMENTS

NORTH STATE BANCORP & SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

North State Bancorp

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of North State Bancorp and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North State Bancorp and subsidiary at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Greenville, North Carolina

March 23, 2009

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)
ASSETS

Cash and due from banks	$11,416	$11,425
Interest-earning deposits with banks	54,909	1,139
Certificates of deposit with banks	21,842	-
Federal funds sold	105	18,202
Investment securities available for sale, at fair value (Note C)	36,406	34,843
Investment securities held to maturity, at amortized cost (Note C)	750	-

Loans (Note D)	546,357	469,228
Less allowances for loan losses (Note E)	6,376	5,020

NET LOANS	539,981	464,208
Accrued interest receivable	2,171	2,090
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,157	1,621
Premises and equipment, net (Note F)	12,288	10,463
Other assets (Note I)	6,556	3,529

TOTAL ASSETS	$687,581	$547,520

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$86,620	$94,788
Savings, money market and NOW	220,808	199,503
Time (Note G)	305,250	163,019

TOTAL DEPOSITS	612,678	457,310

Accrued interest payable	2,243	2,511
Short-term borrowings (Note H)	7,782	37,886
Long-term debt (Note H)	27,311	16,332
Accrued expenses and other liabilities (Note O)	2,021	1,924

TOTAL LIABILITIES	652,035	515,963

Commitments (Note L)

Shareholders’ equity (Notes K):
Preferred stock, no par value, 1,000,000 shares authorized, none issued	-	-
Common stock, no par value; 10,000,000 shares authorized 7,171,268 and 6,974,604 shares issued and outstanding December 31, 2008 and 2007, respectively	20,648	19,609
Accumulated earnings	13,804	11,439
Accumulated other comprehensive income	1,094	509

TOTAL SHAREHOLDERS’ EQUITY	35,546	31,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$687,581	$547,520

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$34,318	$29,756	$23,426
Investment securities:
Taxable	1,207	1,482	1,474
Tax-exempt	162	269	265
Federal funds sold	129	1,010	1,031
Dividends and interest earning deposits	259	221	216

TOTAL INTEREST INCOME	36,075	32,738	26,412

INTEREST EXPENSE
Money market, NOW and savings deposits	4,644	6,883	5,210
Time deposits	9,346	7,186	5,322
Short-term borrowings	356	515	274
Long-term debt	1,471	855	781

TOTAL INTEREST EXPENSE	15,817	15,439	11,587

NET INTEREST INCOME	20,258	17,299	14,825

PROVISION FOR LOAN LOSSES (Note E)	2,755	1,339	69

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,503	15,960	14,756

NON-INTEREST INCOME (Note J)	1,226	1,121	1,174

NON-INTEREST EXPENSE
Salaries and employee benefits (Note O)	8,131	6,574	5,539
Occupancy and equipment (Note F)	2,509	1,900	1,672
Other (Note J)	4,169	3,559	3,532

TOTAL NON-INTEREST EXPENSE	14,809	12,033	10,743

INCOME BEFORE INCOME TAXES	3,920	5,048	5,187

INCOME TAXES (Note I)	1,555	1,953	1,915

NET INCOME	$2,365	$3,095	$3,272

NET INCOME PER COMMON SHARE
Basic	$.33	$.45	$.49

Diluted	$.32	$.42	$.46

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,158,545	6,917,365	6,617,228

Diluted	7,356,364	7,301,377	7,162,121

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)

Net income	$2,365	$3,095	$3,272

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	873	524	278
Tax effect	(337)	(202)	(106)
Reclassification of net gain recognized in net income	(7)	-	-
Tax effect	3	-	-

Net of tax amount	532	322	172

Cash flow hedging activities:
Unrealized holding gains (losses) on hedging activities	900	700	(60)
Tax effect	(370)	(248)	23
Reclassification of (gains) losses recognized in net income	(777)	42	-
Tax effect	300	(16)	-

Net of tax amount	53	478	(37)

Total other comprehensive income	585	800	135

Comprehensive income	$2,950	$3,895	$3,407

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

			Additional		Accumulated other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
	(Dollars in thousands)

Balance at December 31, 2005	2,842,159	$2,842	$13,652	$5,072	$(426)	$21,140

Net income	-	-	-	3,272	-	3,272

Other comprehensive income, net of tax	-	-	-	-	135	135

Three-for-two stock split	1,471,881	1,472	(1,472)	-	-	-

Stock based compensation	-	-	65	-	-	65

Stock options exercised including income tax benefit of $844	228,021	228	1,757	-	-	1,985

Balance at December 31, 2006	4,542,061	4,542	14,002	8,344	(291)	26,597

Net income	-	-	-	3,095	-	3,095

Other comprehensive income, net of tax	-	-	-	-	800	800

Three-for-two stock split	2,300,561	-	-	-	-	-

Stock based compensation	-	109	-	-	-	109

Stock options exercised including income tax benefit of $504	131,982	780	176	-	-	956

Change in par value of common stock	-	14,178	(14,178)	-	-	-

Balance at December 31, 2007	6,974,604	19,609	-	11,439	509	31,557

Net income	-	-	-	2,365	-	2,365

Other comprehensive income, net of tax	-	-	-	-	585	585

Stock based compensation	-	155	-	-	-	155

Stock options exercised including income tax benefit of $341	196,664	884	-	-	-	884

Balance at December 31, 2008	7,171,268	$20,648	$-	$13,804	$1,094	$35,546

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,365	$3,095	$3,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	808	637	542
Net amortization (accretion) of premiums on investment securities	36	(15)	21
Provision for loan losses	2,755	1,339	69
Stock based compensation	155	109	65
Gain on termination of derivative instrument	(777)	-	-
Net realized gain on call and sales of investment securities available for sale	(7)	-	-
Deferred income taxes	(388)	(565)	(278)
Change in assets and liabilities:
Increase in accrued interest receivable	(81)	(336)	(468)
Decrease (increase) in other assets	(1,324)	896	(1,423)
Increase (decrease) in accrued interest payable	(268)	214	903
Increase (decrease) in accrued expenses and other liabilities	97	(715)	1,031

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,371	4,659	3,734

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in certificates of deposit with banks	(21,842)	-	-
Purchase of investment securities available for sale	(15,396)	(7,187)	(12,177)
Purchase of investment securities held to maturity	(750)	-	-
Proceeds from maturities and repayments of investment securities available for sale	8,883	14,816	12,205
Proceeds from call and sales of investment securities available for sale	5,786	-	-
Net increase in loans	(80,804)	(123,587)	(51,533)
Redemption (purchase) of Federal Home Loan Bank stock	464	(682)	(295)
Purchases of premises and equipment	(2,633)	(3,290)	(2,494)
Proceeds from termination of derivative instrument	1,905	-	-
Purchase of affordable housing investment accounted for under the cost method	(447)	-	-

NET CASH USED BY INVESTING ACTIVITIES	(104,834)	(119,930)	(54,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	155,368	55,232	64,707
Net change in short term borrowings	(30,104)	27,216	664
Proceeds from long-term debt borrowings	11,000	-	-
Issuance of junior subordinated debentures	-	5,155	-
Repayments in long-term debt	(21)	(19)	(19)
Excess tax benefits from exercise of stock options	341	504	844
Proceeds from exercise of stock options	543	452	1,141

NET CASH PROVIDED BY FINANCING ACTIVITIES	137,127	88,540	67,337

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,664	(26,731)	16,777

CASH AND CASH EQUIVALENTS, BEGINNING	30,766	57,497	40,720

CASH AND CASH EQUIVALENTS, ENDING	$66,430	$30,766	$57,497

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$16,085	$15,226	$12,490
Income taxes paid	1,723	1,684	1,814

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES

Unrealized gain on investment securities available for sale, net of tax	$532	$322	$172
Unrealized gain (loss) on hedging activities, net of tax	53	478	(37)
Transfer of loans to foreclosed assets	2,276	-	-

See accompanying notes.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

The Bank was incorporated May 25, 2000 and began banking operations on June 1, 2000. The Bank is engaged in general commercial and retail banking in central North Carolina, principally Wake County, and in southeast North Carolina in New Hanover County, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Bank’s wholly-owned subsidiary, North State Bank Financial Services, Inc., offers brokerage services.

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

Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” North State Statutory Trust I, North State Statutory Trust II and North State Statutory Trust III are not included in the Company’s consolidated financial statements. The junior subordinated debentures issued by the Company to the three Trusts are included in long-term debt and the Company’s equity interest in the three Trusts is included in other assets.

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

Certificates of Deposit with Banks

Certificates of deposits with banks typically have an original maturity of one year or less and currently bear interest at rates ranging from 1.60% to 3.30%.

Investment Securities

Available for sale securities are reported at fair value and consist of debt instruments not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported, net of related tax effect, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Bonds and mortgage-backed securities for which

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of available for sale and held to maturity securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write- downs would be included in earnings as realized losses. The classification of securities is generally determined at the date of purchase.

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

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In evaluating the allowance for loan losses the Company prepares an analysis of its current loan portfolio using historical loss rates, peer statistics and data from its portfolio. The Company utilizes a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually evaluated for impairment as detailed in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure” (“SFAS No. 114”). Other groups of loans based on loan size may be selected for impairment review. The Company has identified seven factors that are considered as indicators of changes in the level of risk of loss inherent with the Company’s loan portfolio. These factors include payment performance, overall portfolio quality utilizing weighted average risk rating, general economic factors such as unemployment, inflation, delinquency and charge-off rates, regulatory examination results, the interest rate environment, levels of highly leveraged transactions and levels of commercial real estate concentrations, which address the risks associated with construction, development and non-owner occupied commercial real estate lending.

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

Mortgage Origination Fees

The Company originates single family, residential first mortgage loans as a mortgage broker. The Company generally does not retain the mortgage loans it originates. The Company recognizes certain origination and service release fees at the time of closing, which are included in non-interest income as “Mortgage origination fees.” The Company’s mortgage operations were terminated on June 30, 2008.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Other Real Estate Owned (Foreclosed Assets)

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment was carried at a cost of $1.2 million and $1.6 million, respectively, as of December 31, 2008 and 2007. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2008.

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

December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

At December 31, 2008, the Company had three stock-based compensation plans, which are more fully described in Note O.

Earnings Per Common Share

The Company issued a 3-for-2 stock split in 2007. All references in these financial statements to per share results and weighted average common and potential common shares outstanding have been adjusted for the effects of this stock split.

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2008	2007	2006
Weighted average number of common shares used in computing basic net income per share	7,158,545	6,917,365	6,617,228

Effect of dilutive stock options	197,819	384,012	544,893

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,356,364	7,301,377	7,162,121

For the year ended December 31, 2008 and 2007 there were 70,707 and 11,776, respectively, anti-dilutive shares excluded from the calculation of total dilutive weighted average shares due to the exercise price exceeding the average market price for the year. There were no anti-dilutive options for the year ended December 31, 2006.

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) (Continued)

Accumulated other comprehensive income (loss) consists of the following:

	2008	2007	2006
	(Dollars in thousands)
Accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	$980	$115	(410)
Tax effect	(380)	(47)	156

Net unrealized holding gains (losses) on available for sale securities	600	68	(254)

Unrealized holding gains (losses) on hedging activities	804	681	(60)
Tax effect	(310)	(240)	23

Net unrealized holding gains (losses) on hedging activities	494	441	(37)

Total accumulated other comprehensive income (loss)	$1,094	$509	$(291)

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

Under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivative financial instruments generally are required to be carried at fair value. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company utilized a stand-alone derivative financial instrument, in the form of an interest rate floor, in its asset/liability management program during 2008 and 2007. Under the guidelines of SFAS No. 133, derivative financial instruments generally are required to be carried at fair value. The floor was designated as a cash flow hedge of the overall changes in cash flows on the first prime-rate-based interest payments received by the Company each calendar month during the term of the hedge that, in the aggregate for each period, are interest payments on principal from specified portfolios greater than or equal to the notional amount of the floor. During the first quarter of 2008, the Company terminated the interest rate floor agreement. The contractual maturity of the floor was November 1, 2009. During the life of the floor, pre-tax gains of approximately $1.5 million were deferred in accumulated other comprehensive income or AOCI in accordance with cash flow hedge accounting rules established by SFAS No. 133. The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining 19 months of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affect earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through November 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminated floor, then amounts in AOCI could be accelerated.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. SFAS No. 157 does not expand the use of fair value to any new circumstances. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements. In February 2008, Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. In October 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP FAS 157-3 was effective as of September 30, 2008 and did not have a material impact on the consolidated financial statements.

Beginning January 1, 2008, the Company can prospectively elect to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), and measure selected financial assets and liabilities at fair value on a contract-by-contract basis. SFAS No. 159 allows an entity to make an irrevocable election to measure certain financial instruments at fair value. The changes in fair value from one reporting period to the next period must be reported in the income statement with additional disclosures to identify the effect on net income. The Company continued to account for securities available for sale at fair value as reported in prior years which is required by SFAS No. 115. Derivative activity is also reported at fair value as required by SFAS No. 133. Securities available for sale and derivative activity are reported on a recurring basis. Upon adoption of SFAS No. 159, no additional financial assets or liabilities were reported at fair value and there was no material effect on earnings.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). This FSP amends FASB Statement No. 132(R), “ Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP is applicable to an employer that is subject to the disclosure requirements of FAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. The adoption of FSP 132(R)-1 is not expected to have a material impact on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

fiscal years and earlier application is not permitted. Accordingly, this FSP was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for business combinations entered into on or after January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP was effective for the Company on January 1, 2009 and did not have a material impact on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS No. 160”), which requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FAS No. 160 requires that transactions between an entity and non-controlling interests be treated as equity transactions. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FAS 160 to have a material impact on the consolidated financial statements.

On March 19, 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company had not adopted the standard as of December 31, 2008.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 was effective November 15. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 had no effect on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-01, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-01”). The objective of FSP EITF 99-20-01 is to achieve more consistency in the determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-01 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The adoption of FSP EITF 99-20-01 is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Management has reviewed the Company’s investment

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note C – Investment Securities.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP FAS 140-4 and FIN 46(R)-8”). The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. The adoption of FSP 140-4 and 46(R)-8 had no impact to the Company’s consolidated financial statements.

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

Reclassification

Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform with the 2008 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE C - INVESTMENT SECURITIES (Continued)

	As of December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$15,271	$573	$-	$15,844
State and municipal securities	1,434	10	1	1,443
Mortgage-backed securities	18,721	407	9	19,119

Total securities available for sale	$35,426	$990	$10	$36,406

Securities held to maturity:
Corporate securities	$750	$-	$14	$736

Total securities held to maturity	$750	$-	$14	$736

	As of December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:	(Dollars in thousands)
U. S. government securities and obligations of U.S. governmental agencies	$9,232	$133	$1	$9,364
State and municipal securities	5,993	2	25	5,970
Mortgage-backed securities	19,503	118	112	19,509

Total securities available for sale	$34,728	$253	$138	$34,843

The following table shows at December 31, 2008 and 2007 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity. The unrealized losses relate to four mortgage-backed securities, one municipal bond and one corporate bond. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE C - INVESTMENT SECURITIES (Continued)

	2008
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
State and local governments	437	1	-	-	437	1
Mortgage-backed securities	2,524	5	516	4	3,040	9

Total temporarily impaired securities	$2,961	$6	$516	$4	$3,477	$10

Securities held to maturity:
Corporate securities	$-	$-	$736	$14	$736	$14

Total temporarily impaired securities	$-	$-	$736	$14	$736	$14

	2007
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$-	$-	$1,997	$1	$1,997	$1
State and local governments	1,519	22	548	3	2,067	25
Mortgage-backed securities	-	-	8,306	112	8,306	112

Total temporarily impaired securities	$1,519	$22	$10,851	$116	$12,370	$138

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2008
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due within one year	$188	$190
Due after one but within five years	17,455	18,047
Due after five but within ten years	5,728	5,870
Due after ten years	12,055	12,299

	$35,426	$36,406

Securities held to maturity:
Due within one year	$-	$-
Due after one but within five years	-	-
Due after five but within ten years	750	736
Due after ten years	-	-

	$750	$736

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE C - INVESTMENT SECURITIES (Continued)

Securities with a carrying value of $13.9 million and $30.1 million at December 31, 2008 and 2007, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

During 2008, proceeds from the call and sales of investment securities of $5.8 million resulted in net gains of $7,000. No investment securities were sold during 2007 and 2006.

NOTE D - LOANS

Following is a summary of loans:

	As of December 31,
	2008		2007
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)

Commercial, industrial and agricultural	$61,303	11.21%	$68,230	14.53%
Real estate - commercial	296,201	54.17%	252,156	53.69%
Real estate - construction	122,479	22.40%	95,033	20.24%
Real estate - 1 to 4 family mortgage	34,569	6.32%	29,534	6.29%
Loans to individuals	3,785	0.69%	4,065	0.87%
Home equity lines of credit	28,436	5.21%	20,592	4.38%

Subtotal	546,773	100.00%	469,610	100.00%

Unamortized net deferred loan fees	(416)		(382)

Total loans	$546,357		$469,228

Loans are primarily made in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

Nonperforming assets at December 31, 2008 and 2007 consisted of the following:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE D –LOANS (Continued)

	As of December 31,
	2008		2007
	(Dollars in thousands)

Nonaccrual loans	$5,057		$3,103
Restructured loans	-		-

Total nonperforming loans	5,057		3,103

Other real estate owned	2,276		-

Total nonperforming assets	$7,333		$3,103

Accruing loans past due 90 days or more	$-		$492
Potential problem loans	3,494		327
Allowance for loan losses	6,376		5,020

Nonperforming loans to period end loans	0.93%		0.66%
Allowance for loan losses to period end loans	1.17%		1.07%
Nonperforming assets to loans and other real estate	1.34%		0.66%
Nonperforming assets to total assets	1.07%		0.57%
Ratio of allowance for loan losses to nonperforming loans (x)	1.26	x	1.62	x

All loans rated “Doubtful” and “Loss” are individually analyzed for impairment as detailed in SFAS No. 114. Other groups of loans based on loan size may be selected for impairment review. At December 31, 2008, the total recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $5.1 million. The Company provided for probable losses through specific reserve allowances of $361,000 with corresponding outstanding loan balances of $4.1 million. Management analyzed and determined the collateral on $935,000 of loan balances analyzed for impairment to be adequate and no additional specific reserve allowance is necessary. In addition, the Company has identified and evaluated for impairment $3.5 million of potential problem loans primarily as a result of possible credit problems of the related borrowers. Although these loans are currently performing and not included as nonperforming loans in the above table, they have been considered by management in assessing the adequacy of its allowance for loan losses. Specifically $864,600 of additional reserve allowance was provided for potential problem loans as of December 31, 2008. The average recorded investment in impaired loans was approximately $4.5 million for 2008 and approximately $761,000 for 2007. There was no interest income recognized during the periods that the loans were considered impaired. The amount of interest recognized on nonaccrual loans during the portion of the year that they were considered impaired was not material.

At December 31, 2007, the total recorded investment in loans that management considered impaired in accordance with SFAS No. 114 totaled $3.9 million. Impaired loans of $3.4 million had a corresponding allowance of $472,000. There was no corresponding allowance with the remaining impaired loans consisting of two loans past due ninety days of $434,000 and $58,000. For the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans was approximately $761,000 and $266,000, respectively. The amount of interest recognized on impaired loans during the portion of these years that they were considered impaired was not material.

The Company has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE D – LOANS (Continued)

prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. A summary of related party loan transactions is as follows (dollars in thousands):

Balance at December 31, 2007	$15,226
Additional borrowings	19,932
Loan repayments	(10,357)

Balance at December 31, 2008	$24,801

At December 31, 2008, the Company had pre-approved but unused lines of credit totaling $8.5 million to executive officers, directors and their affiliates.

NOTE E - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
	(Dollars in thousands)

Beginning balance	$5,020	$3,983	$3,679

Provision for loan losses	2,755	1,339	69

Charge-offs	(1,405)	(302)	(5)
Recoveries	6	-	240

Net recoveries/(charge-offs)	(1,399)	(302)	235

Ending balance	$6,376	$5,020	$3,983

NOTE F - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Land	$4,695	$4,695
Buildings	3,689	3,683
Leasehold improvements	1,457	959
Furniture, fixtures and equipment	4,090	3,416
Construction in process	1,972	522

	15,903	13,275
Accumulated depreciation	(3,615)	(2,812)

Total	$12,288	$10,463

Depreciation and amortization amounting to $808,000 in 2008, $637,000 in 2007 and $542,000 in 2006 is included in occupancy and equipment expense.

The Company leases office facilities under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE F - PREMISES AND EQUIPMENT (Continued)

Year ending December 31:

(Dollars in thousands)
2009	$1,076
2010	1,083
2011	1,083
2012	1,010
2013	1,030
Thereafter	4,752

$10,034

Total building and equipment rental expense for the years ended December 31, 2008, 2007 and 2006 amounted to $1.2 million, $894,000 and $809,000, respectively. Rent expense is included in occupancy and equipment expenses.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was approximately $118.9 million and $90.4 million, respectively.

As of December 31, 2008, the scheduled maturities of time deposits were as follows:

	As of December 31, 2008
	Less than $100,000 (1)	$100,000 or more	Total
	(Dollars in thousands)
2009	$178,815	$105,570	$284,385
2010	7,001	10,584	17,585
2011	143	1,050	1,193
2012	83	1,112	1,195
2013	262	630	892

	$186,304	$118,946	$305,250

(1) Includes an aggregate of $75,653,000 of wholesale brokered certificates of deposit maturing in March, April and October 2009 issued in denominations of $1,000 per account.

NOTE H – BORROWINGS

A summary of borrowings are as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE H – BORROWINGS (Continued)

	As of December 31,
	2008	2007
	(Dollars in thousands)
Short-term borrowings:
Federal funds purchased	$-	$-
Repurchase agreements	7,782	23,886
FHLB advances	-	14,000

	$7,782	$37,886

Long-term debt:
FHLB advances	$846	$867
Subordinated notes	11,000	-
Junior subordinated debentures	15,465	15,465

	$27,311	$16,332

A description of the trust preferred securities and related junior subordinated debentures outstanding at December 31, 2008 and 2007 are as follows:
	Carrying Value as of
	December 31,		Maturity	Interest
	2008	2007	Date	rate
	(Dollars in thousands)

North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of subordinated notes outstanding at December 31, 2008 and 2007 are as follows:
	Carrying Value as of
	December 31,		Maturity	Interest
	2008	2007	Date	rate
	(Dollars in thousands)

Floating rate subordinated notes	$11,000	$-	6/30/2018	3-month LIBOR plus 3.50%, resets quarterly

Short-term Borrowings

The Company had repurchase agreements outstanding in the amount of $7.8 million and $23.9 million at December 31, 2008 and 2007, respectively. Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are collateralized by U.S. Government Agency obligations. These repurchase agreements are due within one year and are classified as short-term borrowings in the accompanying consolidated balance sheets.

At December 31, 2008, the Company had no outstanding Federal Home Loan Bank (“FHLB”) short-term advances. At December 31, 2007, the Company had $14.0 million in short-term FHLB advances. The advances consisted of $8.0 million, maturing January 3, 2008 with an interest rate of 4.60% and $6.0 million maturing January 7, 2008 with an interest rate of 4.51%. The advances were secured by a blanket floating lien on qualifying 1-4 family mortgage loans.

As of December 31, 2008, the Company had available lines of credit totaling approximately $194.6 million with various financial institutions and the Federal Reserve for borrowing on a short-term basis, with no amounts outstanding at that date. These lines are subject to annual renewals with varying interest rates.

Long-term Debt

On March 17, 2004, the Company issued $5.2 million of junior subordinated debentures to North State Statutory Trust I (“Trust I”) in exchange for the proceeds of trust preferred securities issued by Trust I. On December 15,

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE H – BORROWINGS (Continued)

Long-term Debt (Continued)

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

The junior subordinated debentures for Trust I pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 2.79%. The debentures are redeemable on June 17, 2009 or afterwards in whole or in part, on any January 17, April 17, July 17 or October 17. Redemption is mandatory at April 17, 2034. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The junior subordinated debentures for Trust II pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 1.65%. The debentures are redeemable on March 15, 2011 or afterwards in whole or in part, on any January 15, April 15, July 15 or October 15. Redemption is mandatory at April 15, 2035. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The junior subordinated debentures for Trust III pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 2.75%. The debentures are redeemable on March 15, 2013 or afterwards in whole or in part, on any January 15, April 15, July 15 or October 15. Redemption is mandatory at December 15, 2037. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities issued by Trust I, Trust II and Trust III presently qualify as Tier 1 regulatory capital for regulatory capital purposes subject to certain limitations. Amounts in excess of the limitations count as Tier II supplementary capital for regulatory capital purposes.

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

At December 31, 2008 and 2007, the Company had $846,000 and $867,000, respectively, in a long-term FHLB advance. This advance, maturing October 7, 2025, funds a qualified Community Investment Program loan. The Company pays 2.00% interest for the advance with the loan earning 4.00%. These advances are secured by a blanket floating lien on qualifying 1-4 family mortgage loans.

NOTE I - INCOME TAXES-

The significant components of the provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE I – INCOME TAXES (Continued)

	2008	2007	2006
	(Dollars in thousands)

Current tax expense:
Federal	$1,544	$2,085	$1,781
State	399	433	412

	1,943	2,518	2,193

Deferred tax provision:
Federal	(333)	(472)	(241)
State	(112)	(174)	(60)

	(445)	(646)	(301)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	1,498	1,872	1,892

Increase in valuation allowance	57	81	23

Net provision for income taxes	$1,555	$1,953	$1,915

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2008	2007	2006
	(Dollars in thousands)
Expected income tax expense	$1,333	$1,716	$1,764

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	190	171	232
Adjustment to deferred tax asset valuation allowance	57	81	23
Credits	(53)	-	-
Other permanent differences	30	(15)	(104)
Other	(2)	-	-

Provision for income taxes	$1,555	$1,953	$1,915

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2008 and 2007 are as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE I – INCOME TAXES (Continued)

	2008	2007
	(Dollars in thousands)

Deferred tax assets relating to:
Allowance for loan losses	$2,335	$1,798
Deferred compensation	312	543
Realized gain on hedge activities	310	-
Lease obligations	115	74
CAHEC investment	12	-
Other	9	-
State net operating loss carrryforwards	193	132

Total deferred tax assets	3,286	2,547
Less: Valuation allowance	(189)	(132)

Net deferred tax asset	3,097	2,415

Deferred tax liabilities relating to:
Deferred loan origination fees	(244)	(179)
Unrealized loss on available for sale securities	(378)	(47)
Unrealized loss on hedge activities	(310)	(240)
Property and equipment	(195)	(52)
Prepaid expenses	(87)	(58)

Total deferred tax liabilities	(1,214)	(576)

Net recorded deferred tax assets included in other assets	$1,883	$1,839

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007. There was no material impact from the adoption of FIN 48. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during 2008 or 2007. The Company’s federal and state income tax returns are subject to examination for the years 2005, 2006, and 2007. There was no unfunded tax provision at December 31, 2008 or 2007.

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)

Fees from mortgage operations	$72	$230	$326
Merchant and other loan fees	520	390	414
Service charges and fees on deposits	428	313	340
Gain on sale of investment securities	7	-	-
Other	199	188	94

	$1,226	$1,121	$1,174

The major components of other non-interest expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE (Continued)

	2008	2007	2006
	(Dollars in thousands)

Professional fees	$364	$291	$295
Postage, printing & office supplies	169	173	144
Advertising & promotion	329	317	295
Data processing & other outsourced services	854	679	553
Directors fees	199	286	638
FDIC insurance and state regulatory assessments	459	360	83
Other	1,795	1,453	1,524

	$4,169	$3,559	$3,532

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

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2008 and 2007, the Company and Bank met their respective capital adequacy requirements as set forth below:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE K - REGULATORY MATTERS (Continued)

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Actual	Ratio
			(Dollars in thousands)
As of December 31, 2008:
Total Capital to Risk-weighted assets	$66,436	11.99%	$44,332	8.00%	$55,415	10.00%
Tier I Capital to Risk-weighted assets	49,060	8.85%	22,166	4.00%	33,249	6.00%
Tier I Capital to Average assets	49,060	7.39%	26,554	4.00%	33,193	5.00%

As of December 31, 2007:
Total Capital to Risk-weighted assets	$48,640	10.32%	$37,722	8.00%	$47,153	10.00%
Tier I Capital to Risk-weighted assets	43,620	9.25%	18,861	4.00%	28,292	6.00%
Tier I Capital to Average assets	43,620	8.50%	20,529	4.00%	25,661	5.00%

The Company is also subject to these capital requirements. Information regarding the Company’s capital and capital ratios is set forth below:

	December 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk-weighted assets	$67,293	12.14%	$51,533	10.89%
Tier I Capital to Risk-weighted assets	45,936	8.29%	46,513	9.83%
Tier I Capital to Average assets	45,936	6.91%	46,513	9.03%

NOTE L – DERIVATIVES AND OFF-BALANCE SHEET RISK

Derivative Financial Instruments and Hedging Activities

SFAS No. 133 as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, the Company must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship.

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, in October 2006, the Company utilized an interest rate floor to protect against movements in interest rates below the floor’s strike rate over the life of the agreement. In the first quarter of 2008, the Company decided to terminate the interest rate floor agreement after considering the impact of the transaction on its risk management objectives and concluded the termination provided protection against the impact of expected interest rates on its net interest margin. On March 17, 2008, the Company received $1.9 million in connection with the termination of the interest rate floor agreement. The contractual maturity of the floor was November 1, 2009. During the life of the floor, pre-tax gains of approximately $1.5 million were deferred in accumulated other comprehensive income (“AOCI”) in accordance with cash flow hedge accounting rules established by SFAS No. 133. The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining 19 months of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affect earnings, as long as the originally hedged

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE L – DERIVATIVES AND OFF-BALANCE SHEET RISK (Continued)

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

On a quarterly basis, the Company performs effectiveness testing. The Company uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge,” for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans”) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The Company also monitors the risk of counterparty default on an ongoing basis. Hedge ineffectiveness at December 31, 2007 was insignificant. The floor was terminated in March 2008.

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

The principal amount of the designated prime-based loans as of December 31, 2008 exceeded the notional amount of the terminated floor. At December 31, 2008, the remaining pre-tax gains were approximately $804,000. At December 31, 2007, the fair value of the derivative of $1.0 million was included in other assets. For the years ended December 31, 2008, 2007 and 2006, the change in net unrealized gains and losses on derivatives designated as cash flow hedges reported in the consolidated statements of changes in stockholder’s equity was $123,000 (net gain) and $742,000 (net gain) and $60,000 (net loss), respectively. Prior to 2006, the Company had no derivative financial instruments.

As of December 31, 2008, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income when the originally hedged forecasted transactions (interest income on variable-rate assets) affect earnings. The change in net unrealized gains and losses on cash flow hedges reflects a reclassification of $777,000 of unrealized gains from accumulated other comprehensive income to increase interest income for the year ended December 31, 2008 and $42,000 and $45 of net unrealized losses from accumulated other comprehensive income to reduce interest income for the years ended December 31, 2007 and 2006, respectively. For the year ending December 31, 2009, the Company estimates $804,000 will be reclassified from accumulated other comprehensive income as an addition to interest income.

At December 31, 2007, the information pertaining to the outstanding interest rate floor (purchased option) agreement is as follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE L – DERIVATIVES AND OFF-BALANCE SHEET RISK (Continued)

Derivative Financial Instruments and Hedging Activities (Continued)

December 31, 2007
(Dollars in thousands)
Notional amount	$ 50,000
Fair Value	1,005
Unrealized gain relating to interest rate floor	861

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2008 is as follows (dollars in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$21,248
Undisbursed lines of credit	55,821
Standby letters of credit	4,615

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-bearing deposits with banks, federal funds sold, investments, accrued interest, loans, deposit accounts and borrowings. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”), requires the disclosure of the estimated fair value of financial instruments. The Company has recorded certain assets at fair value as required by SFAS No. 157. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Cash and Due from Banks, Interest-Earning Deposits With Banks and Federal Funds Sold

The carrying amounts are a reasonable estimate of fair value for cash and due from banks, and interest-earning deposits with banks and federal funds sold because of the short maturities of those instruments.

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

Derivative Financial Instruments

The interest rate floor was terminated during 2008. Fair values for the interest rate floor as of December 31, 2007 are based upon amounts required to settle the contract.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note L, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)

Financial assets:
Cash and due from banks	$11,416	$11,416	$11,425	$11,425
Interest-earning deposits with banks	76,751	76,751	1,139	1,139
Federal funds sold	105	105	18,202	18,202
Investment securities available for sale	36,406	36,406	34,843	34,843
Loans, net	539,981	543,621	464,208	465,056
Accrued interest receivable	2,171	2,171	2,090	2,090
Stock in the Federal Home Loan Bank	1,157	1,157	1,621	1,621

Financial liabilities:
Deposits	$612,678	$614,509	$457,310	$456,646
Short-term borrowings	7,782	7,782	37,886	37,886
Long-term debt	27,311	29,358	16,332	16,321
Accrued interest payable	2,243	2,243	2,511	2,511

On-balance sheet derivative financial instruments:
Interest rate floor agreement	$-	$-	$1,005	$1,005

NOTE N - FAIR VALUE MEASUREMENT

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE N - FAIR VALUE MEASUREMENT (Continued)

Investment Securities Available-for-Sale (Continued)

pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2008, a portion of the Company’s impaired loans was evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)

Securities available for sale	$36,406	$-	$36,406	$-

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$3,698	$-	$3,596	$102
Other real estate owned	2,276	-	2,276	-

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS

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

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is estimated based on the Company’s historical volatility over a period similar to the expected life of the option grant. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2008 and 2007.

	2008	2007
Estimated fair value of options granted	$6.99	$10.74

Assumptions in estimating option values:
Risk-free interest rate	3.66%	4.45%
Dividend yield	0.00%	0.00%
Volatility	40.38%	41.67%
Expected life	10 years	10 years

A summary of option activity under the stock option plans for the year ended December 31, 2008 is as follows:

		Weighted Average		Aggregate Intrinsic Value
	Shares	Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding December 31, 2007	597,780	$4.36	3.75 years

Granted	2,000	12.25
Exercised	(196,664)	2.76
Forfeited	(1,863)	5.15

Outstanding December 31, 2008	401,253	$5.18	3.34 years	$730

Exercisable at December 31, 2008	338,074	$3.68	2.52 years	$1,122

For the year ended December 31, 2008, the intrinsic value of options exercised was approximately $1.5 million. During first quarter of 2008, 2,000 options were granted with a fair value of $6.99 per option. The fair value of options vested was approximately $155,000 for the year ended December 31, 2008. As of December 31, 2008, approximately $400,000 of share-based compensation expense remained to be recognized over a weighted average period of three years.

Cash received from option exercises under share-based payment arrangements for the year ended December 31, 2008 was approximately $543,000. A tax benefit of $341,000 was realized for tax deductions from option exercise of the share-based payment arrangements during the year ended December 31, 2008.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

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

The Company has entered into agreements with three executive officers and two non-executive officers that provide for severance pay benefits in the event of a change in control of the Company that results in the termination of such officers or diminished compensation, duties or benefits.

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

Beginning in 2007, the Company implemented a new deferred compensation plan for directors. Under this plan, a director may elect to defer the payment of all or a portion of his or her director’s fees that would otherwise have been paid currently. The fees deferred will be increased by 25% and credited to a bookkeeping account kept by the Company for the director. Beginning January 1, 2008, the fees will not be increased by 25%. In May 2008, the board of directors terminated deferral of director’s fees for fiscal years after 2008.

Director fees of $199,000 were expensed during 2008 to provide for the pre-2007 outstanding deferred obligations and fees expensed under the new 2007 deferred compensation plan for directors. During September 2007, the board of directors waived the equity compensation portion of the 2007 deferred compensation plan for fiscal 2007 and in December 2007 terminated the equity compensation portion in its entirety.

401(k) Retirement Plan

The Company maintains a qualified 401(k) plan for regular full or part-time employees. Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. The Company matches 100% of such contributions not exceeding 6% of the participants’ compensation. In addition, the board of directors can authorize additional discretionary contributions to the plan. The plan provides that employees’ contributions are 100% vested at all times. For the years prior to 2008, the Company’s contributions vest based on the years of service, vesting at 33.33% at the end of the first year of service, 66.67% at the end of the second year service, and 100% at the end of the third year of service. Company contributions are 100% vested for the years beginning January 1, 2008. The expense related to this plan for the years ended December 31, 2008, 2007, and 2006 totaled approximately $324,000, $280,000, and $217,000, respectively.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE P - PARENT COMPANY FINANCIAL DATA

Following are the condensed financial statements of North State Bancorp as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006:

Condensed Statements of Financial Condition December 31, 2008 and 2007 (Dollars in thousands)

Assets	2008	2007

Cash	$348	$1,098
Investment in North State Bank	50,154	44,130
Investment in North State Statutory Trust I	155	155
Investment in North State Statutory Trust II	155	155
Investment in North State Statutory Trust III	155	155
Other assets	117	1,396

Total Assets	$51,084	$47,089

Liabilities and Shareholders’ equity
Other liabilities	$73	$67
Long-term debt	15,465	15,465

Shareholders equity
Common stock	20,648	19,609
Retained earnings	13,804	11,439
Accumulated other comprehensive income	1,094	509

Total shareholders’ equity	35,546	31,557

Total liabilities and shareholders’ equity	$51,084	$47,089

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Equity in undistributed earnings of subsidiary	$2,983	$3,895	$3,867
Interest income	31	124	213
Interest expense	(882)	(838)	(763)
Other income	49	24	23
Other expense	184	(110)	(68)

Net income	$2,365	$3,095	$3,272

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$2,365	$3,095	$3,272
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	2	2	1
Stock based compensation	155	109	65
Equity in undistributed earnings of subsidiaries	(2,983)	(3,895)	(3,867)
Changes in assets and liabilities:
(Increase) decrease in other assets	1,862	278	(707)
Increase in other liabilities	6	34	4

Net cash provided (used) by operating activities	1,407	(377)	(1,232)

Cash flows from investing activities:
Investment in subsidiaries	(3,041)	(8,356)	(1,134)

Net cash used by investing activities	(3,041)	(8,356)	(1,134)

Cash flows from financing activities:
Issuance of junior subordinated debentures	-	5,155	-
Proceeds from stock options exercised	543	453	1,141
Excess tax benefits from stock options	341	503	844

Net cash provided by financing activities	884	6,111	1,985

Net decrease in cash and cash equivalents	(750)	(2,622)	(381)

Cash and cash equivalents, beginning	1,098	3,720	4,101

Cash and cash equivalents, ending	$348	$1,098	$3,720

NOTE Q – SUBSEQUENT SALE OF INVESTMENT SECURITIES AVAILABLE FOR SALE

Management sold in January and February 2009 $15.3 million of its U.S. government securities and obligations of U.S. governmental agencies and $1.4 million of its state and municipal securities, respectively, for net gains of $463,000. The decision to sell a substantial part of the securities portfolio was due to concerns over the continued negative downturn in real estate markets and the rising mortgage delinquency and foreclosure rates and the effect of the underlying mortgages on mortgage backed securities in general. Given the FHLB system’s large exposure to non-agency mortgage backed securities, management felt it was prudent to reduce the Company’s exposure to the FLHB debt instruments. The same general concern about the affect of current and possible future economic events, led management to conclude it was desirable to reduce the Company’s exposure to municipal debt.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: March 30, 2009	By:	/s/ Larry D. Barbour
Larry D. Barbour, President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Larry D. Barbour Larry D. Barbour	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2009

/s/ Kirk A. Whorf Kirk A. Whorf	Chief Financial Officer (principal financial officer)	March 30, 2009

/s/ JoAnn B. Bratton JoAnn B. Bratton	Controller (principal accounting officer)	March 30, 2009

/s/ Forrest H. Ball Forrest H. Ball	Director	March 30, 2009

/s/ James C. Branch James C. Branch	Director	March 30, 2009

Charles T. Francis	Director	March 30, 2009

/s/ Glenn Futrell Glenn Futrell	Director	March 30, 2009

C. Thomas Hendrickson	Director	March 30, 2009

Jeanette W. Hyde	Director	March 30, 2009

S-1

J. Keith Keener	Director	March 30, 2009

/s/ Burley B. Mitchell, Jr. Burley B. Mitchell, Jr.	Director	March 30, 2009

/s/ Barry W. Partlo Barry W. Partlo	Director	March 30, 2009

/s/ W. Harold Perry W. Harold Perry	Director	March 30, 2009

/s/ Nutan T. Shah Nutan T. Shah	Director	March 30, 2009

/s/ Fred J. Smith, Jr. Fred J. Smith, Jr.	Director	March 30, 2009

/s/ Jack M. Stancil Jack M. Stancil	Director	March 30, 2009

S-2