Form 10-Q
period 2009-03-31
NORTH STATE BANCORP
filed 2009-05-15
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

(Address of principal executive office)

(919) 787-9696

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 11, 2009, 7,178,513 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008*
	(Dollars in thousands)
ASSETS
Cash and due from banks	$12,916	$11,416
Interest-earning deposits with banks	61,310	54,909
Certificates of deposit with banks	54,874	21,842
Federal funds sold	—	105
Investment securities available for sale, at fair value	25,183	36,406
Investment securities held to maturity, at amortized cost	750	750

Loans (Note D)	549,557	546,357
Less allowances for loan losses (Note E)	7,201	6,376

NET LOANS	542,356	539,981
Accrued interest receivable	1,957	2,171
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,023	1,023
Premises and equipment, net	13,639	12,288
Other assets	6,609	6,690

TOTAL ASSETS	$720,617	$687,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$91,970	$86,620
Savings, money market and NOW	256,127	220,808
Time	294,473	305,250

TOTAL DEPOSITS	642,570	612,678

Accrued interest payable	2,701	2,243
Short-term borrowings	9,982	7,782
Long-term debt	27,306	27,311
Accrued expenses and other liabilities	1,948	2,021

TOTAL LIABILITIES	684,507	652,035

Commitments (Note C)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized 7,176,236 and 7,171,268 shares issued and outstanding March 31, 2009 and December 31, 2008, respectively	20,725	20,648
Accumulated earnings	14,637	13,804
Accumulated other comprehensive income	748	1,094

TOTAL SHAREHOLDERS’ EQUITY	36,110	35,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$720,617	$687,581

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$8,044	$8,500
Investments	285	394
Federal funds sold	—	48
Dividends and interest-earning deposits	267	46

TOTAL INTEREST INCOME	8,596	8,988

INTEREST EXPENSE
Money market, NOW and savings deposits	521	1,556
Time deposits	2,644	2,116
Short-term borrowings	9	146
Long-term debt	309	327

TOTAL INTEREST EXPENSE	3,483	4,145

NET INTEREST INCOME	5,113	4,843
PROVISION FOR LOAN LOSSES	885	426

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,228	4,417

NON-INTEREST INCOME
Merchant and other loan fees	54	100
Service charges and fees on deposits	110	91
Gain on sale of investment securities	464	—
Other	60	112

TOTAL NON-INTEREST INCOME	688	303

NON-INTEREST EXPENSE
Salaries and employee benefits	1,729	2,104
Occupancy and equipment	646	581
Professional fees	84	95
Advertising and promotion	63	89
Data processing and other outsourced services	305	212
FDIC insurance and state regulatory assessments	252	104
Other	441	538

TOTAL NON-INTEREST EXPENSE	3,520	3,723

INCOME BEFORE INCOME TAXES	1,396	997
INCOME TAXES	563	368

NET INCOME	$833	$629

NET INCOME PER COMMON SHARE
Basic	$.12	$.09

Diluted	$.11	$.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,174,414	7,138,556

Diluted	7,323,274	7,327,969

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net income	$833	$629

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available for sale securities	161	449
Tax effect	(62)	(173)
Reclassification of net gain recognized in net income	(464)	—
Tax effect	179	—

Net of tax amount	(186)	276

Cash flow hedging activities:
Unrealized holding gains on hedging activities	—	900
Tax effect	—	(370)
Reclassification of gains recognized in net income	(260)	(31)
Tax effect	100	12

Net of tax amount	(160)	511

Total other comprehensive income (loss)	(346)	787

Comprehensive income	$487	$1,416

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2008	7,171,268	$20,648	$13,804	$1,094	$35,546
Net income	—	—	833	—	833
Other comprehensive loss, net of tax	—	—	—	(346)	(346)
Stock based compensation	—	36	—	—	36
Stock options exercised including income tax benefit of $15	4,968	41	—	—	41

Balance at March 31, 2009	7,176,236	$20,725	$14,637	$748	$36,110

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$833	$629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	201
Net amortization of premiums and discounts on investment securities	10	3
Amortization of investment accounted for under the cost method	7	—
Amortization of gain on termination of derivative instrument	(260)	(31)
Net gains on sale of securities	(464)	—
Provision for loan losses	885	426
Stock based compensation	36	41
Change in assets and liabilities:
Decrease in accrued interest receivable	214	113
Decrease (increase) in other assets	315	(405)
Increase in accrued interest payable	458	129
Increase (decrease) in accrued expenses and other liabilities	(73)	346

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,162	1,452

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of derivative	—	1,905
Net increase in certificates of deposit with banks	(33,032)	—
Proceeds from maturities and repayments of investment securities available for sale	1,703	4,610
Proceeds from sales of investment securities available for sale	17,157	—
Purchases of investment securities available for sale	(7,486)	—
Purchases of premises and equipment	(1,552)	(448)
Net increase in loans	(3,284)	(31,443)
Purchase of Federal Home Loan Bank Stock	—	(45)

NET CASH USED BY INVESTING ACTIVITIES	(26,494)	(25,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	29,892	36,061
Net increase (decrease) in short-term borrowings	2,200	(29,506)
Proceeds from long-term borrowings	—	15,000
Repayments on long-term borrowings	(5)	(5)
Exercise of stock options	26	489
Excess tax benefits from exercise of stock options	15	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,128	22,039

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,796	(1,930)
CASH AND CASH EQUIVALENTS, BEGINNING	66,430	30,766

CASH AND CASH EQUIVALENTS, ENDING	$74,226	$28,836

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008. This quarterly report should be read in conjunction with the Annual Report.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three staff positions related to fair value which are discussed below.

FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired as losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (“OTTI”) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized as a charge against earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions above are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the staff positions effective in the quarter ending June 30, 2009, but does not expect the staff positions to have a material impact on the consolidated financial statements.

On April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and the Company is currently reviewing the SAB to determine the impact on its consolidated financial statements.

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

NOTE C – COMMITMENTS

At March 31, 2009, loan commitments were as follows (in thousands):

Commitments to extend credit	$40,679
Undisbursed lines of credit	23,608
Letters of credit	5,239

NOTE D – NONPERFORMING ASSETS

Nonperforming assets at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009		December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$6,834		$5,057
Restructured loans	—		—

Total nonperforming loans	6,834		5,057
Other real estate owned	2,300		2,276

Total nonperforming assets	$9,134		$7,333

Accruing loans past due 90 days or more	$—		$—
Potential problem loans	$3,587		$3,494
Allowance for loan losses	$7,201		$6,376
Nonperforming loans to period end loans	1.24%		0.93%
Allowance for loan losses to period end loans	1.31%		1.17%
Nonperforming assets to loans and other real estate owned	1.66%		1.34%
Nonperforming assets to total assets	1.27%		1.07%
Ratio of allowance for loan losses to nonperforming loans	1.05	x	1.26	x

All loans rated “Substandard”, “Doubtful” and “Loss” are individually analyzed for impairment as detailed in SFAS No. 114. Other groups of loans based on facts and circumstances may be selected for impairment review. At March 31, 2009, the total recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $6.8 million. The Company provided for probable losses through specific reserve allowances of $975,000 with corresponding outstanding loan balances of $5.5 million.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE D – NONPERFORMING ASSETS (Continued)

Management analyzed and determined the collateral on $1.3 million of loan balances analyzed for impairment to be adequate and no additional specific reserve allowance is necessary. There was no interest income recognized during the periods that the loans were considered impaired. In addition, the Company has identified and evaluated for impairment $3.6 million of potential problem loans primarily as a result of possible credit problems of the related borrowers. Although these loans are currently performing and not included as nonperforming loans in the above table, they have been considered by management in assessing the adequacy of its allowance for loan losses. Our allowance for loan loss model has allocated reserves of $929,500 for these potential problem loans as of March 31, 2009.

As of December 31, 2008, loans analyzed for impairment in accordance with SFAS No. 114 were $5.1 million. Outstanding loan balances of $4.1 million had corresponding specific reserve allowances of $361,000. No specific reserve allowances were deemed necessary on the remaining $935,000 of impaired loan balances at December 31, 2008.

NOTE E – ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Allowance for loan losses beginning of period	$6,376	$5,020
Provision for loan losses	885	426
Loans charged off	63	2
Recoveries	(3)	—

Net charge-offs	60	2

Allowance for loan losses end of period	$7,201	$5,444

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE F – NET INCOME PER SHARE (Continued)

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares used in computing basic net income per share	7,174,414	7,138,556
Effect of dilutive stock options	148,860	189,413

Weighted average number of common shares and dilutive potential shares used in computing diluted net income per share	7,323,274	7,327,969

For the three-month periods ended March 31, 2009 and 2008 there were 76,200 and 37,126 anti-dilutive shares, respectively, excluded from the calculation of total dilutive weighted average shares due to the exercise price exceeding the average market price for the three-month periods.

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

The estimated per share fair value of options granted during the three-month period ended March 31, 2009 is $2.80.

Assumptions in estimating option values:
Risk-free interest rate	1.89%
Dividend yield	0.00%
Volatility	40.4%
Expected life	6.0 years

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE G – STOCK OPTION PLANS (Continued)

A summary of option activity under the stock option plans as of March 31, 2009 and changes during the three-month period ended March 31, 2009 is presented below:

		Weighted Average		Aggregate Intrinsic Value
	Shares	Exercise Price	Remaining Contractual Term
	(In thousands)
Outstanding at December 31, 2008	401,256	$5.18	3.34 years	$730
Granted	8,000	6.75
Exercised	(4,968)	5.15
Forfeited	(1,242)	5.15
Expired	—	—

Outstanding at March 31, 2009	403,046	$5.21	3.20 years	$218

Exercisable at March 31, 2009	340,206	$3.71	2.30 years	$694

For the three-month period ended March 31, 2009, the intrinsic value of options exercised was approximately $9,200. During the three-month period ended March 31, 2009, 8,000 option shares were granted. During the three-month period ended March 31, 2008, 2,000 shares were granted. The fair value of options vested during the three-month period ended March 31, 2009 was approximately $36,000. As of March 31, 2009, approximately $386,000 of share-based compensation expense remained to be recognized over a weighted average period of 3.0 years.

Cash received from option exercises under share-based payment arrangements for the three-month period ended March 31, 2009 was approximately $26,000.

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, in October 2006, the Company utilized an interest rate floor to protect against movements in interest rates below the floor’s strike rate over the life of the agreement. In the first quarter of 2008, the Company decided to terminate the interest rate floor agreement after considering the impact of the transaction on its risk management objectives and concluded the termination provided protection against the impact of expected interest rates on its net interest margin. On March 17, 2008, the Company received $1.9 million in connection with the termination of the interest rate floor agreement. The contractual maturity of the floor was November 1, 2009. During the life of the floor, pre-tax gains of approximately $1.5 million were deferred in accumulated other comprehensive income (“AOCI”) in accordance with cash flow hedge accounting rules established by SFAS No. 133. The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining 7 months of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affect earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through November 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminated floor, then amounts in AOCI could be accelerated.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The principal amount of the designated prime-based loans as of March 31, 2009 exceeded the notional amount of the terminated floor. At March 31, 2009, the remaining pre-tax gains were approximately $544,000.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income when the originally hedged forecasted transactions (interest income on variable-rate assets) affect earnings. The change in net unrealized gains and losses on cash flow hedges reflects a reclassification of $260,000 and $31,000, respectively, of unrealized gains from accumulated other comprehensive income to increase interest income for the three-month periods ended March 31, 2009 and March 31, 2008. The Company estimates $544,000 will be reclassified from accumulated other comprehensive income as an addition to interest income for the remainder of 2009.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, a portion of the Company’s impaired loans was evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale	$25,183	$—	$25,183	$—

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale	$36,406	$—	$36,406	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of March 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$4,532	$—	$391	$4,141
Other real estate owned	$2,300	$—	$2,300	$—

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$3,698	$—	$3,596	$102
Other real estate owned	$2,276	$—	$2,276	$—

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through eight locations: its main office in North Raleigh; one office in the North Hills section of Raleigh, North Carolina; one office in West Raleigh; one office in downtown Raleigh; one office in Garner, North Carolina; one office serving the Wake Forest area of North Carolina; one office in Wilmington, North Carolina; and a loan production office in Morehead City, North Carolina. We anticipate construction to be completed on our new North Raleigh multi-story full-service banking office and corporate headquarters in late spring 2009.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets at March 31, 2009 were $720.6 million, an increase of $54.9 million or 8.24% over December 31, 2008 primarily due to additional investments in certificates of deposit with other insured banking institutions. Although our loan portfolio at $549.6 million represents our largest earning asset component at 76.3% of total assets, loans grew a modest $3.2 million during the first quarter of 2009 as loan growth has continued to slow from the first half of 2008. Our total short-term earning assets grew $39.3 million to $116.2 million and marketable investments decreased $11.2 million to $25.2 million at March 31, 2009 compared to December 31, 2008. Our asset growth was funded by growth in deposits, up $29.9 million or 4.9% to $642.6 million at March 31, 2009 compared to total deposits of $612.7 million at December 31, 2008. An increase of $45.6 million in core deposits and slower loan growth during the first three months of 2009 provided the opportunity to reduce our levels of wholesale brokered certificates of deposit and non-brokered internet deposits during the first three months of 2009. Our core deposit growth is a result of our efforts to seek opportunities to develop banking relationships with our niche customers throughout all our markets in general and through the launching of our new property management division “CommunityPLUS”. Short-term borrowings increased $2.2 million from December 31, 2008 to $10.0 million at March 31, 2009. We continue to have no exposure to subprime loans and chose not to participate in the Capital Purchase Plan of the U.S. Government’s Troubled Asset Relief Program, or TARP.

Substantially all of our investments are accounted for as available for sale under Financial Accounting Standards Board, or FASB, No. 115 and are presented at their fair market value. Our available for sale investment portfolio decreased $11.2 million to $25.2 million from $36.4 million at December 31, 2008. During January and February 2009, management sold $15.3 million of its U.S. government securities and obligations of U.S. governmental agencies and $1.4 million of its state and municipal securities, respectively, for net gains of $464,000. The decision to sell a substantial part of the securities portfolio was due to concerns over the continued negative downturn in real estate markets and the rising mortgage delinquency and foreclosure rates and the effect of the underlying mortgages on mortgage backed securities in general. Given the Federal Home Loan Bank (“FHLB”) system’s large exposure to non-agency mortgage backed securities, management felt it was prudent to reduce the Company’s exposure to the FHLB debt instruments. The same general concern about the effect of current and possible future economic events led management to conclude it was desirable to reduce the Company’s exposure to municipal debt. We have no holdings in Fannie Mae or Freddie Mac preferred stock and no holdings in non-agency mortgage-backed securities. The Bank owns $750,000 in corporate bonds that are accounted for as held to maturity and are stated at book value.

We had no overnight investments in Federal Funds sold as of March 31, 2009 compared to $105,000 as of December 31 2009 as we continue to utilize our Federal Reserve account for our overnight excess funds. Our interest-earning deposits with banks as of March 31, 2009 included $60.5 million in excess overnight funds in our Federal Reserve account compared to $54.0 million as of December 31, 2008. Certificates of deposit with various federally insured banking institutions increased to $54.9 million as of March 31, 2009 compared to $21.8 million as of December 31, 2008. These certificates of deposit are fully insured by the FDIC.

Loan production grew less than 1.0% during the first three months of 2009 to $549.6 million as of March 31, 2009 compared to $546.4 million at December 31, 2008. The slow loan growth is attributable to our emphasis on our historic niche of mutually-beneficial relationship lending rather than making loans without related deposit accounts. Commercial real-estate and real-estate construction loans continue to represent approximately 76.6% of the loan portfolio as of March 31, 2009.

The allowance for loan losses was $7.2 million at March 31, 2009 compared to $6.4 million at December 31, 2008 representing 1.31% and 1.17% respectively, of loans outstanding at each date. The level of the allowance relative to gross loans was increased primarily due to additional specific reserves for impaired loans. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at March 31, 2009. We monitor the allowance regularly.

Our premises and equipment grew $1.4 million during the first three months of 2009 to $13.6 million. The increase reflects additions for costs on construction of our new multi-story building for our North Raleigh banking and new corporate offices which are scheduled for completion in late spring 2009. Other assets decreased slightly and FHLB stock remained unchanged from December 31, 2008.

A key source of funding, deposits grew in total $29.9 million to $642.3 million as of March 31, 2009. Slower loan growth and successful building of our local deposit funds provided the opportunity to begin reducing non-traditional funding sources outside our local market areas during the first three months of 2009.

For the first three months of 2009, total time deposits decreased $10.8 million to $294.5 million as of March 31, 2009; however the decrease was due to reduced levels of non-traditional funds sources. These non-traditional funding sources of wholesale brokered time deposits and internet time deposits decreased $27.5 million and $4.1 million, respectively, from December 31, 2008. These funding sources represented 24.8% of total time deposits as of March 31, 2009, down from 34.2% as of December 31, 2008. Other time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program grew $1.8 million to $30.6 million as of March 31, 2009 from $28.7 million as of December 31, 2008. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Time deposits over $100,000, excluding internet deposits, increased $14.0 million to $122.0 million as of March 31, 2009. Traditional core time deposits less than $100,000 grew to $69.0 million, up $4.9 million over December 31, 2008. Time deposits represent 45.8% of our deposits outstanding as of March 31, 2009 compared to 49.8% as of December 31, 2008.

Interest-bearing transaction accounts which are savings, money market and interest checking accounts grew to $256.1 million as of March 31, 2009, an increase of $35.3 million over December 31, 2008. These core deposits increased to 39.9% of total deposits as of March 31, 2009 from 36.0% of total deposits as of December 31, 2008. Non-interest bearing deposits increased $5.3 million to $92.0 million over December 31, 2008. In total, our traditional core deposits, which exclude internet, CDARS, wholesale brokered and time deposits greater than $100,000, grew $45.6 million to $417.1 million, representing 64.9% of total deposits as of March 31, 2009 compared to 60.6% of total deposits outstanding at December 31, 2008. Our ability to maintain and grow these core deposits is a result of our continued efforts to emphasize relationship banking with our customers in which we aim to obtain the customers borrowing and deposit relationship. Our efforts to grow core deposits will continue to be a top priority during 2009 and beyond as we work to build banking relationships and reduce, and eventually eliminate, non-relationship lending.

As another source of funding to support our balance sheet, short-term borrowings as of March 31, 2009 were $10.0 million, up slightly from $7.8 million as of December 31, 2008, consisting entirely of securities sold under repurchase agreement. Long-term borrowings remained unchanged at $27.3 million as of March 31, 2009.

As of March 31, 2009, shareholders’ equity increased $564,000 to $36.1 million. The increase was provided by net income of $833,000 and the conversion of 4,968 stock options into common stock. The exercise of these options contributed $41,000 to our total shareholders’ equity while stock-based compensation added $36,000. Other comprehensive income components decreased shareholders’ equity as of March 31, 2009 by $346,000.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2009 and 2008

Net Income. For the three-month period ended March 31, 2009, net income was $833,000 compared to $629,000 for the corresponding three-month period of 2008, representing a 32.4% increase. On a diluted share basis, earnings were $.11 and $.09 per share, respectively, for the three-month periods ended March 31, 2009 and 2008.

The increase in earnings is primarily attributable to gains from security sales during the first three months of 2009 of $464,000 or approximately $285,000 net of income taxes; however, our net interest income increased $270,000 or 5.6% over the prior year period. These increases in earnings and a decline in noninterest expense of $203,000 as a result of expense reduction initiatives offset an increase in provision for loan losses of $459,000.

Net Interest Income. Net interest income was $5.1 million for the first three-month period of 2009 compared to $4.8 million for the prior year period. The $270,000 increase in net interest income was attributable to additional interest income generated by an overall increase in average interest-earning assets and the effect of much lower interest rates paid on deposits which offset the higher levels of interest-bearing liabilities.

Interest income for the three-month period ended March 31, 2009 decreased $392,000 or 4.4% over the prior year period. Interest income is affected by changes in average interest-earning asset volumes and interest rates. For the three-month period ending March 31, 2009, the impact of lower interest rates was more significant than the growth in interest-earning asset volumes resulting in the net decrease in interest income. The prime rate for the first three-month period of 2009 was an average of 297 basis points lower than in the first quarter of 2008, effectively reducing interest income approximately $2.3 million. The overall growth of $28.1 million in average interest-earning asset volume for the same corresponding periods provided additional interest income of approximately $1.9 million which partially offset the reduced interest income from lower rates.

Total interest expense decreased $662,000 overall, of this decrease, $507,000 was due to decreased deposit interest expense, for the three-month period ended March 31, 2009 compared to the prior year period. As with interest income, lower interest rates were the primary factor for the overall decrease in interest expense. Lower interest rates as a result of repricing our interest-bearing deposits to reflect market conditions reduced total interest expense by approximately $2.1 million. However, growth in average interest-bearing deposits of $152.0 million, primarily time deposits under $100,000, increased total interest expense by approximately $1.5 million for the three months ended March 31, 2009 compared to the prior year period. Interest expense on average short-term and long-term borrowings decreased $137,000 and $18,000, respectively, over the prior year period as interest rates on these funds were lowered as a result of the lower rate environment. Noninterest-bearing demand deposits were up on average $4.4 million during the three-month period ended March 31, 2009.

Overall, net interest income for the three-month period ended March 31, 2009 increased $270,000 or 5.6%, compared to the same period in 2008. The net interest margin for the three-month period was 3.08% compared to 3.75% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$548,221	$8,044	5.95%	$482,313	$8,500	7.09%
Investments available for sale	25,434	272	4.34%	33,366	394	4.75%
Investments held to maturity	750	13	7.03%	—	—
Fed funds sold	38	—	0.00%	5,804	48	3.33%
Other interest-earning assets	97,904	267	1.11%	2,703	46	6.84%

Total interest-earning assets	672,347	8,596	5.19%	524,186	8,988	6.90%

Other assets	24,122			19,845

Total assets	$696,469			$544,031

Interest-bearing liabilities:
Deposits:
NOW & Money Market	$219,345	521	0.96%	$204,362	1,555	3.06%
Savings	905	—	0.00%	813	1	0.49%
Time deposits over $100,000	124,910	1,177	3.82%	93,400	1,187	5.11%
Other time deposits	182,500	1,467	3.26%	77,119	929	4.85%
Short-term borrowings	9,263	9	0.39%	17,565	146	3.34%
Long-term debt	27,308	309	4.59%	25,559	327	5.15%

Total interest-bearing liabilities	564,231	3,483	2.50%	418,818	4,145	3.98%

Demand deposits	92,053			87,671
Other liabilities	3,799			4,168
Shareholders’ equity	36,386			33,374

Total liabilities and shareholders’ equity	$696,469			$544,031

Net interest income and interest rate spread		$5,113	2.69%		$4,843	2.92%

Net yield on average interest-earning assets			3.08%			3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities			119.16%			125.16%

(1)	Nonaccrual loans are included in loan amounts.

Provision for Loan Losses. The provision for loan losses increased $459,000 during the three-month period ended March 31, 2009 to $885,000 compared to $426,000 for the same period in 2008. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the three-month period ended March 31, 2009 is principally in response to probable losses identified in our SFAS No. 114 evaluation. All classified loans are individually analyzed for impairment as detailed in SFAS No. 114. Net charge-offs were $60,000 for the three-month period ended March 31, 2009 compared to net charge-offs of $2,000 for the prior year period.

Nonperforming loans increased to $6.8 million or 1.24% of loans as of March 31, 2009 compared to $5.1 million or .93% of period-end loans as of December 31, 2008. A substantial portion of the increase in nonperforming loans for the three months ended March 31, 2009 is attributable to one loan for $918,000 to a commercial customer for an owner-occupied commercial building. The specific loan of this customer relationship was analyzed for impairment in accordance with SFAS No. 114 and our management concluded a specific impairment reserve of $92,000 was necessary. Remaining in nonperforming loans as of March 31, 2009 from year-end 2008 are loans to two individual residential real estate builders for various real estate construction loans totaling $1.4 million and $735,000, respectively. The loans within these builder relationships have been analyzed for impairment in accordance with SFAS No. 114 and our management concluded that additional specific impairment reserve allowances of $50,000 and $8,100, respectively, were necessary. Our SFAS No. 114 analysis on the remaining $3.8 million of nonperforming loans resulted in additional impairment reserves of $825,000 for outstanding loans with balances of $2.5 million represented by 18 various loans with an average loan balance less than $150,000 to 11 borrowers.

There were no accruing loans 90 days or more past due as of March 31, 2009 or December 31 2008.

As of March 31, 2009, we also identified and evaluated $3.6 million of potential problem loans primarily as a result of information regarding possible credit problems of the related borrowers. These loans were performing in accordance with the original terms of the loans and not past due as of March 31, 2009 with the exception of two loans that were 30-89 days past due. Management considered these loans in assessing the adequacy of our allowance for loan losses. Although these loans were represented by 18 individual loans to 11 borrowers, a single commercial real estate loan of $1.9 million was the largest while the remaining 17 individual loans averaged less than $100,000. Approximately $927,000 of these remaining potential problem loans are also secured by real estate and approximately $721,000 are secured with inventory, equipment or are unsecured.

Other real estate owned at March 31, 2009 consists of six properties acquired through foreclosure with the largest dollar value representing $2.1 million in a commercial building acquired from the settlement of a loan attributable to a single-practice physician who died unexpectedly. The property is currently under tenant lease and no additional loss is probable. We have reviewed recent appraisals of all properties included in other real estate and believe that the fair values, less estimated costs to sell, equal or exceed their carrying value.

The loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. As of March 31, 2009, our allowance as a percentage of loans was 1.31%, up from 1.17% at December 31, 2008. As discussed above, as of March 31, 2009, our recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $6.8 million. As a result, we provided for probable losses through specific impairment reserve allowances of $975,000 on $5.5 million of these loans. Management’s analysis determined the collateral on the remaining $1.3 million of impaired loans is adequate and no additional specific reserve allowance is necessary. Our allowance for loan loss model provided approximately $929,500 of reserves for the $3.6 million potential problem loans discussed above. The allowance for loan losses was established at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of March 31, 2009. We regularly monitor our loan portfolio and our allowance for loan losses.

The increase in the level of the allowance relative to gross loans resulted primarily from the increase in the actual impairment allocated to specific loans. The actual impairment increased to $1.9 million as of March 31, 2009 from $1.2 million as of December 31, 2008, representing an approximate 12 basis point increase in the allowance as a percentage of total loans outstanding. Once a loan is considered impaired, it is not included in the determination of the SFAS 5 component of the allowance, discussed below.

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Also, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management. Additional information regarding our allowance for loan losses and loan loss experience is presented in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

Noninterest Income. For the three-month period ended March 31, 2009, non-interest income excluding security gains of $464,000, decreased $79,000 to $224,000 from $303,000 for the corresponding period in the prior year. Service charges and fees on deposits increased $19,000 for the three months ended March 31, 2009 compared to the prior year period due to continued efforts to reduce the volume of fees waived on accounts and lower earnings credit rates on accounts. Merchant and other loan fees were down $46,000 over the prior year period. The termination of our mortgage department during the second quarter of 2008 effectively reduced noninterest income approximately $41,000 for the first quarter of 2009. Fees from annuity sales and other fees generated from wealth management services provided $27,600 in non-interest income, down $23,700 over the prior year period. We expect wealth management income to remain slow as a result of current financial market conditions.

Noninterest Expense. We began expense reducing initiatives during the first quarter of 2009 in an effort to partially offset increasingly higher regulatory assessments, specifically FDIC insurance premiums, as well any other unexpected changes due to the current economic environment. Total non-interest expense for the three-month period ended March 31, 2009 decreased $203,000 to $3.5 million, with salaries and benefits representing the largest expense category at $1.7 million. This compares to total noninterest expense for the three-month period ended March 31, 2008 of $3.7 million with salaries and benefits of $2.1 million. Total personnel expense for the three-month period ended March 31, 2009 decreased $375,000. Full time equivalent employees from the prior year period remained essentially the same although there were changes in staffing positions. Our efforts to reduce noninterest expense provided much of the decrease in overall personnel expense. For the first three-month period of 2009 compared to the first three-month period of 2008, incentive and other payroll bonuses decreased $108,000 while salaries and related benefits and costs decreased approximately $45,000. The remaining decrease in overall personnel expense is primarily the result of higher per loan origination cost adjustments implemented in late 2008.

Occupancy and equipment costs increased $65,000 to $646,000 for the three-month period ended March 31, 2009 compared to the same period last year. These costs include additional lease expense for expansion in our current operations area which began in May 2008. Overall, lease expense increased approximately $67,000 over the prior year period. Other non-interest expenses increased $107,000 over prior year period primarily due to increased regulatory expenses. FDIC insurance and state regulatory assessments increased $148,000 over the prior year period due to higher regulatory rate requirements. For the first quarter of 2009, the FDIC increased all FDIC deposit assessment rates by seven basis points. Additional one-time assessments potentially as high as 20 basis points are also anticipated for the second quarter of 2009 as well as up to 10 basis points if necessary through an emergency special rate assessment after June 2009. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation” “Insurance Assessments” to our Annual Report on Form 10-K for the year ended December 31, 2008.

Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Outsourced data processing fees were up $93,000 over the prior year period. Fees for directors were down $82,000 compared to the prior year also as a result of implemented expense reduction initiatives to suspend corporate director fees for the current year. An increased emphasis on reducing other noninterest expense wherever possible resulted in decreases in professional fees of $11,000, postage, printing and office supplies of $24,000, and advertising and promotion expense of $26,000. There were no other significant changes in other noninterest expenses. In the aggregate, non-interest expense as a percentage of average total assets decreased to 2.05% for the first three months of 2009 compared to 2.75% for the first three months of 2008.

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, Federal funds sold and investment securities classified as available for sale) comprised $154.3 million or 21.4% and $124.7 million or 18.1% of our total assets as of March 31, 2009 and December 31, 2008, respectively.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets. We are also authorized to borrow from the Federal Reserve Bank’s “discount window”. As of March 31, 2009, the Bank pledged specific collateral for potential borrowing of up to $133.4 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. As of March 31, 2009, our short-term borrowings consisted entirely of securities sold under agreements to repurchase of $10.0 million. As of March 31, 2009, overnight excess funds of $60.5 million were invested in our account at the Federal Reserve. In addition, $54.9 million was invested in short-term time deposits with federally insured domestic banking institutions.

Total deposits were $642.6 million and $612.7 million at March 31, 2009 and December 31, 2008, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 45.8% and 49.8%, respectively, of total deposits as of March 31, 2009 and December 31, 2008. Time deposits of $100,000 or more represented 20.4% and 19.4%, respectively, of our total deposits as of March 31, 2009 and December 31, 2008. As of March 31, 2009, our overall level of wholesale brokered certificates of deposits decreased to $48.2 million from $75.7 million as of December 31, 2008. Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. The Bank is currently considered “well capitalized.” Deposits generated through an internet subscription service declined to $24.7 million as of March 31, 2009 compared to $28.8 million as of December 31, 2008. Both of these non-traditional deposit sources are included in time deposits on our balance sheet. Maturities of these accounts are substantially within one year. In 2007, we began acquiring brokered deposits and in 2008 also began acquiring internet deposits to partially fund the significant rise in loan demand that began in 2007 and had out-paced our growth in core deposits. Other than brokered deposits and internet deposits, we believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position as of March 31, 2009 is adequate to meet our operating needs.

Short and long-term borrowings as of March 31, 2009 and December 31, 2008 are as follows:

	3/31/2009	12/31/2008
	(Dollars in thousands)
Short-term borrowings
Federal funds purchased	$—	$—
Repurchase agreements	9,982	7,782
FHLB advances	—	—

	$9,982	$7,782

Long-term borrowings
FHLB advances	$841	$846
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465

	$27,306	$27,311

A description of the trust preferred securities and related junior subordinated debentures outstanding at March 31, 2009 and December 31, 2008 are as follows:

	3/31/2009	12/31/2008	Maturity Date	Interest rate
	(Dollars in thousands)
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of the subordinated notes outstanding at March 31, 2009 and December 31, 2008 are as follows:

	3/31/2009	12/31/2008	Maturity Date	Interest rate
	(Dollars in thousands)
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of March 31, 2009, our equity to assets ratio was 5.2%. The Bank’s leverage and risk based capital ratios and its total risk based capital ratio were 7.20%, 8.85% and 12.05%, respectively as of March 31, 2009 compared to 7.39%, 8.85% and 11.99% as of December 31, 2008. As of March 31, 2009, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

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

In addition to simulation of net interest income, we utilize a discounted net present value of cash flow analysis called Economic Value of Equity or “EVE”. This methodology aids management in identifying long-term interest rate risk. Additional discussion of EVE is presented in Item 7, under “Asset/Liability Management” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Our hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. We may use a variety of commonly used derivative products that are instruments used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars. We previously have used a stand-alone derivative financial instrument, in the form of an interest rate floor, in our asset/liability management program. The transaction involved both credit and market risk. The instrument was designated as a cash flow hedge of the risk of overall changes in cash flows below the strike rate of 7.50% on the floor. Although the cash flow hedge was consistent with our risk management objective, we decided in March 2008 to terminate the interest rate floor agreement after considering the impact of the transaction on our risk management objectives. On March 17, 2008, we received $1.9 million in connection with the termination of the interest rate floor and are amortizing the remaining pre-tax gain of $1.5 million over the remaining 19 months of the original contract period. Additional discussion of derivatives is presented in Note L to the financial statements contained in our Annual Report on Form 10-K for the year ended December  31, 2008.

Item 4T. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: May 13, 2009	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer