Form 10-Q
period 2009-06-30
NORTH STATE BANCORP
filed 2009-08-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number - 000-49898

NORTH STATE BANCORP

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	65-1177289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6204 FALLS OF THE NEUSE ROAD, RALEIGH, NORTH CAROLINA 27609

(Address of principal executive office)

(919) 787-9696

(Issuer’s telephone number)

4270 THE CIRCLE AT NORTH HILLS, RALEIGH, NORTH CAROLINA 27609

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 7, 2009, 7,178,513 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008*
	(Dollars in thousands)
ASSETS

Cash and due from banks	$9,843	$11,416
Interest-earning deposits with banks	60,001	54,909
Certificates of deposit with banks	45,486	21,842
Federal funds sold	—	105
Investment securities available for sale, at fair value (Note C)	26,298	36,406
Investment securities held to maturity, at amortized cost (Note C)	750	750

Loans (Note E)	549,442	546,357
Less allowances for loan losses (Note F)	7,359	6,376

NET LOANS	542,083	539,981

Accrued interest receivable	1,884	2,171
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,275	1,023
Premises and equipment, net	14,515	12,288
Other assets	9,022	6,690

TOTAL ASSETS	$711,157	$687,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$87,239	$86,620
Savings, money market and NOW	247,155	220,808
Time	298,814	305,250

TOTAL DEPOSITS	633,208	612,678

Accrued interest payable	2,821	2,243
Short-term borrowings	9,639	7,782
Long-term debt	27,301	27,311
Accrued expenses and other liabilities	1,896	2,021

TOTAL LIABILITIES	674,865	652,035

Commitments (Note D)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized 7,178,513 and 7,171,268 shares issued and outstanding June 30, 2009 and December 31, 2008, respectively	20,758	20,648
Accumulated earnings	15,130	13,804
Accumulated other comprehensive income	404	1,094

TOTAL SHAREHOLDERS’ EQUITY	36,292	35,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$711,157	$687,581

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$7,956	$8,422	$16,000	$16,922
Investments	303	362	588	756
Short-term investments and dividends	253	59	520	153

TOTAL INTEREST INCOME	8,512	8,843	17,108	17,831

INTEREST EXPENSE
Money market, NOW and savings deposits	529	1,167	1,050	2,723
Time deposits	2,290	2,014	4,934	4,130
Short-term borrowings	8	140	17	286
Long-term debt	283	331	592	658

TOTAL INTEREST EXPENSE	3,110	3,652	6,593	7,797

NET INTEREST INCOME	5,402	5,191	10,515	10,034

PROVISION FOR LOAN LOSSES	899	671	1,784	1,097

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,503	4,520	8,731	8,937

NON-INTEREST INCOME
Merchant and other loan fees	41	144	95	244
Service charges and fees on deposit accounts	118	99	228	190
Net gain (loss) on sale of investment securities	—	(6)	464	(6)
Impairment loss on nonmarketable securities	(134)	—	(134)	—
Fees from mortgage operations	—	31	—	72
Other	98	53	158	124

TOTAL NON-INTEREST INCOME	123	321	811	624

NON-INTEREST EXPENSE
Salaries and employee benefits	1,598	2,070	3,327	4,174
Occupancy and equipment	663	637	1,309	1,218
Professional fees	93	97	177	192
FDIC insurance assessments	603	83	879	173
Data processing and other outsourced services	290	202	595	414
Advertising and promotion	58	92	121	181
Other	477	635	894	1,187

TOTAL NON-INTEREST EXPENSE	3,782	3,816	7,302	7,539

INCOME BEFORE INCOME TAXES	844	1,025	2,240	2,022
INCOME TAXES	351	382	914	750

NET INCOME	$493	$643	$1,326	$1,272

NET INCOME PER COMMON SHARE
Basic	$.07	$.09	$.18	$.18

Diluted	$.07	$.09	$.18	$.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,177,612	7,162,062	7,176,022	7,150,374

Diluted	7,304,274	7,366,688	7,314,892	7,354,996

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Net income	$493	$643	$1,326	$1,272

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding loss on available for sale securities	(312)	(548)	(151)	(98)
Tax effect	120	212	58	38
Reclassification of net (gain) loss recognized in net income	—	6	(464)	6
Tax effect	—	(2)	179	(2)

Net of tax amount	(192)	(332)	(378)	(56)

Cash flow hedging activities:
Unrealized holding gain (loss) on hedging activities	—	—	—	900
Tax effect	—	—	—	(370)
Reclassification of gain recognized in net income	(247)	(217)	(507)	(249)
Tax effect	95	84	195	96

Net of tax amount	(152)	(133)	(312)	377

Total other comprehensive income (loss)	(344)	(465)	(690)	321

Comprehensive income	$149	$178	$636	$1,593

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	earnings	income	equity
	(Dollars in thousands)
Balance at December 31, 2008	7,171,268	$20,648	$13,804	$1,094	$35,546
Net income	—	—	1,326	—	1,326
Other comprehensive loss, net of tax	—	—	—	(690)	(690)
Stock based compensation	—	65	—	—	65
Stock options exercised including income tax benefit of $9	7,245	45	—	—	45

Balance at June 30, 2009	7,178,513	$20,758	$15,130	$404	$36,292

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,326	$1,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	402
Net amortization of premiums and discounts on investment securities	10	10
Amortization of investment accounted for under the cost method	3	—
Impairment loss on nonmarketable securities	134	—
Amortization of gain on termination of derivative instrument	(507)	(249)
Net realized (gain) loss on sale of investment securities available for sale	(464)	6
Provision for loan losses	1,784	1,097
Stock based compensation	65	78
Change in assets and liabilities:
Decrease in accrued interest receivable	287	68
Increase in other assets	(282)	(1,385)
Increase in accrued interest payable	578	314
Increase (decrease) in accrued expenses and other liabilities	(125)	5,276

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,228	6,889

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of derivative instrument	—	1,905
Net increase in certificates of deposit with banks	(23,644)	—
Proceeds from maturities and repayments of investment securities available for sale	3,293	6,196
Proceeds from sales of investment securities available for sale	17,157	1,542
Purchases of investment securities available for sale	(10,503)	—
Purchases of premises and equipment	(2,646)	(790)
Net increase in loans	(5,641)	(66,163)
Purchase of Federal Home Loan Bank Stock	(252)	(571)

NET CASH USED BY INVESTING ACTIVITIES	(22,236)	(57,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,530	73,045
Net increase (decrease) in short-term borrowings	1,857	(5,898)
Proceeds from long-term borrowings	—	9,750
Repayments on long-term borrowings	(10)	(10)
Exercise of stock options	36	505
Excess tax benefits from exercise of stock options	9	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,422	77,392

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,414	26,400

CASH AND CASH EQUIVALENTS, BEGINNING	66,430	30,766

CASH AND CASH EQUIVALENTS, ENDING	$69,844	$57,166

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2009 and for the three and six-month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. Subsequent events have been evaluated through August 13, 2009, which is the date of financial statement issuance.

SFAS No. 166, “Accounting for Transfers of Financial Assets” is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” SFAS No. 166 eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. SFAS 166 is effective for financial asset transfers occurring after fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The adoption of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” is a revision to FIN 46(R). The statement changes the way an entity determines when a variable interest entity should be consolidated. It will require additional disclosures about a company’s involvement with variable interest entities, changes in risk exposure as a result of the involvement, and how the risk changes affect the financial statements. SFAS 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The adoption of SFAS No. 167 is not expected to have a material impact on the Company’s consolidated financial statements.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

From time to time the Financial Accounting Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

NOTE C - INVESTMENT SECURITIES

Available for sale securities are reported at fair value and consist of debt instruments not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported, net of related tax effect, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Bonds and mortgage-backed securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of available for sale and held to maturity securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. The classification of securities is generally determined at the date of purchase.

The amortized cost and fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	At June 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$25,932	$588	$222	$26,298

Total securities available for sale	$25,932	$588	$222	$26,298

Securities held to maturity:
Corporate securities	$750	$—	$48	$702

Total securities held to maturity	$750	$—	$48	$702

	At December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$15,271	$573	$—	$15,844
State and municipal securities	1,434	10	1	1,443
Mortgage-backed securities	18,721	407	9	19,119

Total securities available for sale	$35,426	$990	$10	$36,406

Securities held to maturity:
Corporate securities	$750	$—	$14	$736

Total securities held to maturity	$750	$—	$14	$736

The following table shows at June 30, 2009 and December 31, 2008 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity and consideration of recovery of cost basis for debt securities. The unrealized losses relate to three mortgage-backed securities and one corporate security. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	At June 30, 2009
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
State and local governments	—	—	—	—	—	—
Mortgage-backed securities	10,043	222	—	—	10,043	222

Total temporarily impaired securities	$10,043	$222	$—	$—	$10,043	$222

Securities held to maturity:
Corporate securities	$—	$—	$702	$48	$702	$48

Total securities held to maturity	$—	$—	$702	$48	$702	$48

	At December 31, 2008
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
State and local governments	437	1	—	—	437	1
Mortgage-backed securities	2,524	5	516	4	3,040	9

Total temporarily impaired securities	$2,961	$6	$516	$4	$3,477	$10

Securities held to maturity:
Corporate securities	$—	$—	736	14	736	14

Total securities held to maturity	$—	$—	$736	$14	$736	$14

The amortized cost and fair values of securities available for sale and securities held to maturity at June 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	As of June 30, 2009
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:

Mortgage-backed securities
Due within one year	$130	$131
Due after one but within five years	950	979
Due after five but within ten years	5,548	5,744
Due after ten years	19,304	19,443

	$25,932	$26,298

Securities held to maturity:
Corporate Securities
Due after five but within ten years	$750	$702

	$750	$702

Securities with a carrying value of $20.3 million and $13.9 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

For the three months ended June 30, 2009 there were no sales of investment securities. During the six months ended June 30, 2009 proceeds from sales of investment securities of $17.2 million resulted in net gains of $464,000. Proceeds from the sales of investment securities of $1.5 million for the three and six-months ended June 30, 2008 resulted in net losses of $6,000. For the six months ended June 30, 2009, the Company recorded an impairment loss on nonmarketable securities of $134,000.

NOTE D - COMMITMENTS

At June 30, 2009, loan commitments were as follows:

(Dollars in thousands)

Commitments to extend credit	$38,009
Undisbursed lines of credit	22,727
Letters of credit	5,493

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E - NONPERFORMING ASSETS

Nonperforming assets at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$12,528	$5,057
Restructured loans	—	—

Total nonperforming loans	12,528	5,057

Other real estate owned	4,031	2,276

Total nonperforming assets	$16,559	$7,333

Accruing loans past due 90 days or more	$60	$—
Potential problem loans	$3,794	$3,494
Allowance for loan losses	$7,359	$6,376
Nonperforming loans to period end loans	2.28%	0.93%
Allowance for loan losses to period end loans	1.34%	1.17%
Nonperforming assets to loans and other real estate owned	2.99%	1.34%
Nonperforming assets to total assets	2.33%	1.07%
Ratio of allowance for loan losses to nonperforming loans	0.59 x	1.26 x

All loans rated “Substandard”, “Doubtful” and “Loss” are individually analyzed for impairment as detailed in SFAS No. 114. Other groups of loans based on facts and circumstances may be selected for impairment review. At June 30, 2009, the total recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $12.5 million. The Company provided for probable losses through specific reserve allowances of $1.2 million with corresponding outstanding loan balances of $12.4 million. Management analyzed and determined the collateral on $151,000 of loan balances analyzed for impairment to be adequate and no additional specific reserve allowance is necessary. There was no interest income recognized on impaired loans during the periods that the loans were considered impaired. In addition, the Company has identified and evaluated for impairment $3.8 million of potential problem loans primarily as a result of possible credit problems of the related borrowers. Although these loans are not included as nonperforming loans in the above table, they have been considered by management in assessing the adequacy of its allowance for loan losses. The allowance for loan losses includes allocated reserves of $585,000 for these potential problem loans as of June 30, 2009.

As of December 31, 2008, loans analyzed for impairment in accordance with SFAS No. 114 were $5.1 million. Outstanding loan balances of $4.1 million had corresponding specific reserve allowances of $361,000. No specific reserve allowances were deemed necessary on the remaining $935,000 of impaired loan balances at December 31, 2008.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE F - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Allowance for loan losses beginning of period	$7,201	$5,444	$6,376	$5,020

Provision for loan losses	899	671	1,784	1,097

Loans charged off	742	794	805	796
Recoveries	(1)	—	(4)	—

Net charge-offs	741	794	801	796

Allowance for loan losses end of period	$7,359	$5,321	$7,359	$5,321

NOTE G - NET INCOME PER SHARE

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of common shares used in computing basic net income per share	7,177,612	7,162,062	7,176,022	7,150,374
Effect of dilutive stock options	126,662	204,626	138,870	204,622

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,304,274	7,366,688	7,314,892	7,354,996

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three and six-month periods ended June 30, 2009 were 82,750 and 80,319, respectively. For the corresponding prior year periods there were 70,800 and 70,613 anti-dilutive shares.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS

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

The estimated per share fair value of options granted during the six-month period ended June 30, 2009 is $2.80.

Assumptions in estimating option values:

Risk-free interest rate	1.89%
Dividend yield	0.00%
Volatility	40.4%
Expected life	6.0 years

A summary of option activity under the stock option plans as of June 30, 2009 and changes during the six-month period ended June 30, 2009 is presented below:

		Weighted Average		Aggregate Intrinsic Value
	Shares	Exercise Price per share	Remaining Contractual Term
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2008	401,256	$5.18	3.34 years	$730
Granted	8,000	6.75
Exercised	(7,245)	4.91
Forfeited	(9,442)	14.69
Expired	—	—

Outstanding at June 30, 2009	392,569	$4.98	2.84 years	$597

Exercisable at June 30, 2009	337,099	$3.64	2.01 years	$964

For the six-month period ended June 30, 2009, the intrinsic value of options exercised was approximately $12,000. During the six-month period ended June 30, 2009 and June 30, 2008, 8,000 shares and 2,000 shares were granted, respectively. The fair value of options vested during the six-month period ended June 30, 2009 was approximately $65,000. As of June 30, 2009, approximately $308,000 of share-based compensation expense remained to be recognized over a weighted average period of 3.0 years.

Cash received from option exercises under share-based payment arrangements for the six-month period ended June 30, 2009 was approximately $36,000.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, in October 2006, the Company utilized an interest rate floor to protect against movements in interest rates below the floor’s strike rate over the life of the agreement. In the first quarter of 2008, the Company decided to terminate the interest rate floor agreement after considering the impact of the transaction on its risk management objectives and concluded the termination provided protection against the impact of expected interest rates on its net interest margin. On March 17, 2008, the Company received $1.9 million in connection with the termination of the interest rate floor agreement. The contractual maturity of the floor was November 1, 2009. During the life of the floor, pre-tax gains of approximately $1.5 million were deferred in accumulated other comprehensive income (“AOCI”) in accordance with cash flow hedge accounting rules established by SFAS No. 133. The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining 4 months of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affect earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through November 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminated floor, then amounts in AOCI could be accelerated.

The principal amount of the designated prime-based loans as of June 30, 2009 exceeded the notional amount of the terminated floor. At June 30, 2009, the remaining pre-tax gains were approximately $297,000.

Amounts reported in AOCI related to derivatives will be reclassified to interest income when the originally hedged forecasted transactions (interest income on variable-rate assets) affect earnings. The change in net unrealized gains and losses on cash flow hedges reflects a reclassification of $247,000 and $217,000, respectively, of unrealized gains from AOCI to increase interest income for the three-month period ended June 30, 2009 and June 30, 2008. The change in net unrealized gains and losses on cash flow hedges reflects a reclassification of $507,000 and $249,000, respectively, of unrealized gains from AOCI to increase interest income for the six-month period ended June 30, 2009 and June 30, 2008. The Company estimates $297,000 will be reclassified from AOCI as an addition to interest income for the remainder of 2009.

NOTE J - FAIR VALUES OF ASSETS AND LIABILITIES

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE J - FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

•	Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party services for identical or comparable assets or liabilities.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2009, a portion of the Company’s impaired loans was evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value, less cost to sale, upon transfer of the loans to other real estate owned. Subsequently, other real estate owned assets are carried at fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE J - FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$26,298	$—	$26,298	$—

Total securities available for sale	$26,298	$—	$26,298	$—

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$15,844	$—	$15,844	$—
State and municipal securities	1,443	—	1,443	—
Mortgage-backed securities	19,119	—	19,119	—

Total securities available for sale	$36,406	$—	$36,406	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$11,202	$—	$3,766	$7,436
Other real estate owned	$4,031	$—	$2,195	$1,836

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$3,698	$—	$3,596	$102
Other real estate owned	$2,276	$—	$2,276	$—

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE K- DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, federal funds sold, investments, accrued interest, loans, deposit accounts and borrowings. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”), and SFAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The Company has recorded certain assets at fair value as required by SFAS No. 157. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Interest-Earning Deposits with Banks, Certificates of Deposit with Banks and Federal Funds Sold

The carrying amounts are a reasonable estimate of fair value for cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks and federal funds sold because of the short maturities of those instruments.

Investment Securities Available for Sale

Fair value for investment securities available for sale equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For further discussion see Note J “Fair Values of Assets and Liabilities.”

Investment Securities Held to Maturity

Fair value for investment securities held to maturity is determined using discounted cash flow analysis.

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and a credit risk component based on the historical and expected performance of each portfolio.

Stock in Federal Home Loan Bank of Atlanta

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE K- DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Financial assets:
Cash and due from banks	$9,843	$9,843	$11,416	$11,416
Interest-earning deposits with banks	60,001	60,001	54,909	54,909
Certificates of deposit with banks	45,486	45,486	21,842	21,842
Federal funds sold	—	—	105	105
Investment securities available for sale	26,298	26,298	36,406	36,406
Investment securities held to maturity	750	702	750	736
Loans, net	542,083	550,905	539,981	543,621
Accrued interest receivable	1,884	1,884	2,171	2,171
Stock in the Federal Home Loan Bank	1,275	1,275	1,023	1,023

Financial liabilities:
Deposits	$633,208	$633,236	$612,678	$614,509
Short-term borrowings	9,639	9,639	7,782	7,782
Long-term debt	27,301	27,257	27,311	29,358
Accrued interest payable	2,821	2,821	2,243	2,243

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in legislation or regulation including regulatory assessments; changes in accounting principles, policies or guidelines; our ability to manage growth; other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services; and factors set out in our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings with the Securities and Exchange Commission.

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

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through eight locations in North Carolina: its new multi-story main office and corporate headquarters in North Raleigh; one office in the North Hills section of Raleigh; one office in West Raleigh; one office in downtown Raleigh; one office in Garner; one office serving the Wake Forest area; one office in Wilmington; and a loan production office in Morehead City.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets at June 30, 2009 were $711.2 million, an increase of $23.6 million or 3.4% over December 31, 2008. The increase in assets is reflected primarily in additional investments in certificates of deposit with other banking institutions, all fully guaranteed by the Federal Deposit Insurance Corporation “FDIC”. Our loan portfolio of $549.4 million at June 30, 2009 represents our largest earning asset component at 77.3% of total assets, down from 79.5% at December 31, 2008 due to continued slow loan growth since the first half of 2008. Our total short-term earning assets, including certificates of deposit with other banking institutions, grew $28.6 million to $105.5 million and our available for sale investment portfolio decreased $10.1 million to $26.3 million at June 30, 2009 compared to December 31, 2008. Our asset growth was funded by growth in deposits, up $20.5 million or 3.4% to $633.2 million at June 30, 2009, compared to total deposits of $612.7 million at December 31, 2008. An increase of $34.8 million in core deposits and slower loan growth during the first six months of 2009 provided the opportunity to reduce our level of wholesale brokered certificates of deposit during the first six months of 2009. Our core deposit growth is a result of our efforts to seek opportunities to develop banking relationships with our niche customers throughout all our markets in general and through the launching of our new property management division “CommunityPLUS.” Short-term borrowings increased $1.9 million from December 31, 2008 to $9.6 million at June 30, 2009 and long-term borrowings were unchanged. We continue to have no exposure to subprime loans and chose not to participate in the Capital Purchase Plan of the U.S. Government’s Troubled Asset Relief Program, or TARP.

Substantially all of our investments are accounted for as available for sale under Financial Accounting Standards Board, or FASB, No. 115 and are presented at their fair market value. Our available for sale investment portfolio decreased $10.1 million to $26.3 million from $36.4 million at December 31, 2008. During January and February 2009, management sold $15.3 million of our U.S. government securities and obligations of U.S. governmental agencies and $1.4 million of its state and municipal securities, respectively, for net gains of $464,000. The decision to sell a substantial part of the securities portfolio was due to concerns over the continued negative downturn in real estate markets and the rising mortgage delinquency and foreclosure rates and the effect of the underlying mortgages on mortgage backed securities in general. Given the Federal Home Loan Bank, or FHLB, system’s large exposure to non-agency mortgage backed securities, management felt it was prudent to reduce our exposure to the FHLB debt instruments. The same general concern about the effect of current and possible future economic events led management to conclude it was desirable to reduce our exposure to municipal debt. We have no holdings in Fannie Mae or Freddie Mac preferred stock and no holdings in non-agency mortgage-backed securities. The Bank owns $750,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

We had no overnight investments in Federal Funds sold as of June 30, 2009 compared to $105,000 as of December 31, 2008 as we continue to utilize our Federal Reserve account for our overnight excess funds. Our interest-earning deposits with banks as of June 30, 2009 included $59.5 million in excess overnight funds in our Federal Reserve account compared to $54.0 million as of December 31, 2008. Certificates of deposit with various federally insured banking institutions increased to $45.5 million as of June 30, 2009 compared to $21.8 million as of December 31, 2008. These certificates of deposit are fully insured by the FDIC with an average remaining maturity of less than three months.

Loan production grew less than 1.0% during the first six months of 2009 to $549.4 million as of June 30, 2009 compared to $546.4 million at December 31, 2008. The slow loan growth is attributable to current economic conditions and our emphasis on our historic focus on mutually-beneficial relationship lending. Commercial real-estate and real-estate construction loans at June 30, 2008 as a percent of the loan portfolio is down slightly to approximately 76.2% from 76.7% at December 31, 2008.

The allowance for loan losses was $7.4 million at June 30, 2009 compared to $6.4 million at December 31, 2008, representing 1.34% and 1.17%, respectively, of loans outstanding at each date. The level of the allowance relative to gross loans was increased primarily due to additional specific reserves for impaired loans as well as overall increases to the general reserve. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at June 30, 2009. We monitor the allowance regularly.

Our premises and equipment grew $2.2 million during the first six months of 2009 to $14.5 million. The increase reflects additions for costs on construction and furniture and equipment of our new multi-story building for our North Raleigh banking office and new corporate offices which opened on June 8, 2009. Other assets increased $2.3 million primarily due to an increase in other real estate owned. Other real estate owned increased to $4.0 million at June 30, 2009 from $2.3 million at December 31, 2008.

As a key source of funding, deposits grew $20.5 million to $633.2 million as of June 30, 2009, over $612.7 million as of December 31, 2008. Slower loan growth and successful building of our core deposit funds provided the opportunity to begin reducing non-traditional wholesale brokered certificates of deposit during the first six months of 2009.

Total time deposits decreased $6.4 million to $298.8 million as of June 30, 2009 compared to $305.3 million as of December 31, 2008; however, the key reason for the decrease was due to a reduction in the level of wholesale brokered time deposit funds. These brokered deposits were reduced $50.5 million from December 31, 2008 to $25.2 million at June 30, 2009 down to 8.4% of total time deposits as of June 30, 2009, from 24.8% as of December 31, 2008. Non-brokered internet deposits increased $28.5 million over December 31, 2008 to $57.3 million as of June 30, 2009 while other time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program remained substantially unchanged at $29.4 million as of June 30, 2009. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Time deposits over $100,000, excluding internet deposits, increased $7.1 million to $115.1 million as of June 30, 2009. Traditional core time deposits less than $100,000 grew to $71.9 million, up $7.8 million over December 31, 2008. Total time deposits represent 47.2% of our total deposits outstanding as of June 30, 2009 compared to 49.8% as of December 31, 2008.

Interest-bearing transaction accounts which are savings, money market and interest checking accounts grew to $247.2 million as of June 30, 2009, an increase of $26.3 million over December 31, 2008. These core deposits increased to 39.0% of total deposits as of June 30, 2009 up from 36.1% of total deposits as of December 31, 2008. Non-interest bearing deposits remain substantially unchanged, up $619,000 to $87.2 million over December 31, 2008. In total, our traditional core deposits, which exclude internet, CDARS, wholesale brokered deposits and time deposits greater than $100,000, grew $34.8 million to $406.3 million, representing 64.2% of total deposits as of June 30, 2009 compared to 60.6% of total deposits outstanding at December 31, 2008. Deposit funds from our new property management division “CommunityPLUS” contributed $23.3 million of the increase in core deposits since December 31, 2008. Our ability to maintain and grow our traditional core deposits is a result of our continued efforts to emphasize relationship banking with our customers in which we aim to obtain the customers’ borrowing and deposit relationship. Our efforts to grow core deposits will continue to be a top priority during 2009 and beyond as we work to build banking relationships and reduce, and eventually eliminate, non-relationship lending.

As another source of funding to support our balance sheet, short-term borrowings as of June 30, 2009 were $9.6 million, up from $7.8 million as of December 31, 2008, consisting entirely of securities sold under repurchase agreement. Long-term borrowings remained unchanged at $27.3 million as of June 30, 2009.

As of June 30, 2009, shareholders’ equity increased $746,000 to $36.3 million. The increase was provided by net income of $1.3 million and the conversion of 7,245 stock options into common stock. The exercise of these options contributed $45,000 to our total shareholders’ equity. Accumulated other comprehensive income components decreased shareholders’ equity as of June 30, 2009 by $690,000.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2009 and 2008

Net Income. For the three-month period ended June 30, 2009, net income was $493,000 compared to $643,000 for the corresponding three-month period of 2008, representing a decrease of 23.3%. On a diluted share basis, earnings were $.07 and $.09 per share, respectively, for the three-month periods ended June 30, 2009 and 2008.

The decrease in earnings for the period is primarily attributable to significantly higher FDIC insurance premiums, up $520,000, higher loan loss provision, up $228,000 and a $134,000 loss from the write-off of our former lead correspondent bank stock. These items were partially offset with increased net interest income of $211,000 and reductions of $554,000 in noninterest expenses, excluding FDIC premiums, largely as a result of expense reduction initiatives undertaken early in 2009.

Net Interest Income. Net interest income was $5.4 million for the three-month period ended June 30, 2009 compared to $5.2 million for the prior year period. The $211,000 increase in net interest income was attributable to overall growth in average interest-earning assets which helped to offset declines in yields and the impact of the lower interest rate environment on our funding costs.

Interest income for the three-month period ended June 30, 2009 decreased $331,000 or 3.7% over the prior year period. Interest income is affected by changes in average interest-earning asset volumes, interest rates and also by the level of loans on nonaccrual status. The level of loans where interest accrual was discontinued increased to $12.5 million as of June 30, 2009 compared to $2.2 million as of June 20, 2008. During the three-month period ended June 30, 2009, The Wall Street Journal prime interest rate averaged 183 basis points lower than in the same period for 2008. The impact of the declines in prime rate on our loan portfolio was minimized to a decrease of 77 basis points in average loan yield during this same period due to several factors. First we had a lower level of variable rate loans, which reprice with each reduction in the Wall Street Journal prime rate and represent approximately 32% of our loan portfolio as of June 30, 2009 compared to approximately 40% as of June 30, 2008 and second, whenever possible, management modifies our loan pricing to include interest rate floors on variable rate loans. Overall, lower yields on our interest-earning assets effectively reduced interest income approximately $1.6 million. The decrease in interest income due to lower rates was offset in part due to a $127.1 million increase in average interest-earning assets. Most of the growth, $97.9 million, was in lower yielding average short-term investments with an average yield of 1.01%. The overall interest-earning asset growth increased interest income by approximately $1.3 million, partially offsetting the decrease in interest income attributable to lower rates.

Total interest expense decreased $542,000 or 14.8% over the prior year period. As with interest income, pricing to reflect the lower interest rate environment was the primary factor for the overall decrease in interest expense. Lower interest rates paid on our interest-bearing deposits reduced total interest expense by approximately $1.6 million. Growth in average interest-bearing deposits of $141.9 million, primarily time deposits under $100,000, increased total interest expense by approximately $1.2 million for the three months ended June 30, 2009 compared to the prior year period. Interest expense on average short-term and long-term borrowings decreased $132,000 and $48,000, respectively, over the prior year period due to a decrease in interest rates paid on these borrowings as a result of the lower interest rate environment and also due to a decrease of $16.2 million in average short-term borrowings. Noninterest-bearing demand deposits were up on average $5.3 million during the three-month period ended June 30, 2009.

Overall, net interest income for the three-month period ended June 30, 2009 increased $211,000 or 4.1%, compared to the same period in 2008. The net interest margin for the three-month period was 3.20% compared to 3.79% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$549,259	$7,956	5.81%	$515,113	$8,422	6.58%
Investments available for sale	27,045	293	4.35%	28,494	362	5.11%
Investments held to maturity	750	10	5.35%	—	—	—
Fed funds sold	—	—	—	4,220	19	1.81%
Other interest-earning assets	100,919	253	1.01%	3,057	40	5.26%

Total interest-earning assets	677,973	8,512	5.04%	550,884	8,843	6.46%

Other assets	24,661			18,632

Total assets	$702,634			$569,516

Interest-bearing liabilities:
Deposits:
NOW, money market and savings	$236,164	529	0.90%	$215,523	1,167	2.18%
Time deposits over $100,000	137,192	1,088	3.18%	91,022	1,083	4.79%
Other time deposits	160,474	1,202	3.00%	85,365	931	4.39%
Short-term borrowings	10,713	8	0.30%	26,885	140	2.09%
Long-term debt	27,266	283	4.16%	27,507	331	4.84%

Total interest-bearing liabilities	571,809	3,110	2.18%	446,302	3,652	3.29%

Demand deposits	89,557			84,251
Other liabilities	4,301			4,671
Shareholders’ equity	36,967			34,292

Total liabilities and shareholders’ equity	$702,634			$569,516

Net interest income and interest rate spread		$5,402	2.86%		$5,191	3.17%

Net yield on average interest-earning assets			3.20%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.57%			123.43%

(1)	Nonaccrual loans are included in loan amounts.

Provision for Loan Losses, Allowance for Loan Losses and Asset Quality. The provision for loan losses increased $228,000 during the three-month period ended June 30, 2009 to $899,000 compared to $671,000 for the same period in 2008. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the three-month period ended June 30, 2009 is principally in response to probable losses identified in our SFAS No. 114 evaluation as well as increases in our general reserve due to an overall increase in the qualitative risk factors applied to our SFAS No. 5 pool of loans. These factors are examined for trends and the risk that they represent to our loan portfolio and have increased due to changes in general economic factors such as unemployment and loan delinquency and charge-off rates. All classified loans are individually analyzed for impairment as detailed in SFAS No. 114. Net charge-offs were $741,000 for the three-month period ended June 30, 2009 compared to net charge-offs of $794,000 for the prior year period.

Nonperforming loans increased to $12.5 million or 2.28% of loans as of June 30, 2009 compared to $5.1 million or .93% of period-end loans as of December 31, 2008. A substantial portion of the increase in nonperforming loans for the six months ended June 30, 2009 is attributable to four individual borrowers with various commercial loans totaling $921,000, $1.2 million, $905,000 and $2.7 million, respectively. Commercial loans to these borrowers are secured by various properties including an owner-

occupied commercial building, single family rental properties, residential building lots, commercially-zoned land and residential homes. Each specific loan in these customer relationships were analyzed for impairment in accordance with SFAS No. 114 and our management concluded specific impairment reserves of $92,000, $14,000, $11,000 and $32,000, respectively, on these loans were necessary. Our SFAS No. 114 analysis of the remaining $6.7 million of nonperforming loans resulted in additional impairment reserves of $1.0 million for outstanding loans with balances of $6.6 million represented by 42 various loans to 26 borrowers with an average loan balance of less than $160,000.

Accruing loans 90 days or more past due as of June 30, 2009 were $60,000 and there were no accruing loans past due 90 days of more as of December 31, 2008.

As of June 30, 2009, we also identified and evaluated $3.8 million of potential problem loans, primarily as a result of information regarding possible credit problems of the related borrowers. These loans were performing in accordance with the original terms of the loans and not past due as of June 30, 2009 with the exception of two loans that were 30-89 days past due. Management considered these loans in assessing the adequacy of our allowance for loan losses. Although these loans were represented by ten individual loans to nine borrowers, a single commercial real estate loan of $1.9 million was the largest while the remaining nine individual loans averaged less than $210,000. Approximately $1.6 million of these remaining potential problem loans are secured by real estate and approximately $339,000 are secured with inventory or equipment or are unsecured.

Other real estate owned of $4.0 million at June 30, 2009 consists of 17 properties acquired through foreclosure with the largest dollar value representing $2.1 million in a commercial building acquired from the settlement of a loan attributable to a single-practice physician who died unexpectedly. The property is currently under tenant lease and no additional loss is probable. Also included in other real estate owned are ten new residential construction properties acquired through foreclosure from an individual residential real estate builder representing $1.3 million. Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.

The loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. As of June 30, 2009, our allowance as a percentage of loans was 1.34%, up from 1.17% at December 31, 2008. As discussed above, as of June 30, 2009, our recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $12.5 million. As a result, we provided for probable losses through specific impairment reserve allowances of $1.2 million on $12.4 million of these loans. Our allowance for loan loss model provided approximately $585,000 of reserves for the $3.8 million potential problem loans discussed above. The allowance for loan losses was established at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of June 30, 2009. We regularly monitor our loan portfolio and our allowance for loan losses.

The increase in the level of the loan loss allowance relative to gross loans resulted primarily from the increase in the actual impairment reserves allocated to specific loans and an increase in the general reserve due to increases in risk factors overall on the remaining loan portfolio. The actual impairment reserve and additional reserve for potential problem loans increased to $1.8 million as of June 30, 2009 from $1.2 million as of December 31, 2008, representing an approximate nine basis point increase in the allowance as a percentage of total loans outstanding. A higher FAS 5 general reserve due to increases in risk factors applied to the FAS 5 pool of loans, net of loans charged off represented an approximate eight basis point increase in the allowance as a percentage of total loans outstanding. Once a loan is considered impaired, it is not included in the determination of the SFAS 5 component of the reserve allowance.

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

Noninterest Income. For the three-month period ended June 30, 2009, non-interest income, excluding an investment loss of $134,000, decreased $64,000 to $257,000 from $321,000 for the three months ended June 30, 2008. During the three months ended June 30, 2009 we wrote off and recorded a loss of $134,000 on our stock investment in our former lead correspondent bank, Silverton Bank, which was placed into receivership by the FDIC in June 2009. Service charges and fees on deposits increased $19,000 for the three months ended June 30, 2009 compared to the prior year period due to continued efforts to reduce the volume of fees waived on accounts and lower earnings credit rates on balances held in accounts. Merchant, other loan fees and other income were down $88,000 over the prior year period. The decrease from the prior year quarter is in part due to the termination of our mortgage department on June 30, 2008 which generated $31,000 in mortgage fees during the second quarter of 2008. Fees from annuity sales and other fees generated from wealth management services provided $25,400 in non-interest income, down $8,000 over the prior year period. We expect wealth management income to remain slow as a result of current financial market conditions.

Noninterest Expense. We began expense reducing initiatives early in 2009 in an effort to partially offset increasingly higher regulatory assessments, specifically FDIC insurance premiums, as well any other unexpected changes due to the current economic environment. Including substantially higher FDIC insurance premiums, up $520,000, total non-interest expense for the three-month period ended June 30, 2009 remained essentially the same as the prior year period, decreasing $34,000 to $3.8 million.

Salaries and other personnel expense represent our largest expense category at $1.6 million, down $472,000 from $2.1 million for the three months ended June 30, 2008. Full time equivalent employees were down six from the prior year period due to organizational consolidations. Our efforts to reduce noninterest expense provided much of the decrease in overall personnel expense. For the three-month period ended June 30, 2009 compared to the corresponding period for 2008, incentive and other payroll bonuses decreased $81,000 while salaries and related benefits and costs decreased approximately $169,000. The remaining decrease in overall personnel expense is primarily the result of higher per loan origination cost adjustments implemented in late 2008.

Occupancy and equipment costs increased $26,000 to $663,000 for the three-month period ended June 30, 2009 compared to the same period last year. Other non-interest expenses increased $412,000 over the prior year period primarily due to the FDIC base assessment increase in insurance premiums as well as an emergency special rate assessment of five basis points that was levied against all banks in June 2009. FDIC insurance premiums were $603,000 for the three months ended June 30, 2009, an increase of $520,000 or 627% over the prior year period due to these higher regulatory rate requirements. The FDIC’s interim rule proposed on February 27, 2009 also provides for an additional emergency special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance coverage for insured banks. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation” “Insurance Assessments” to our Annual Report on Form 10-K for the year ended December 31, 2008.

Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Outsourced data processing fees were up $88,000 over the prior year period. A substantial part of the increase in these fees during this period is due to additional outsourced software costs attributable to our “CommunityPLUS” division. Fees for directors were down $68,000 compared to the prior year also as a result of implemented expense reduction initiatives to suspend corporate director fees for the current year. An increased emphasis on reducing other noninterest expense wherever possible resulted in decreases in postage, printing and office supplies of $18,000, advertising and promotion expense of $34,000, and donations of $32,000. Expenses related to other real estate owned added $60,000 in non-interest expense over the prior year period. There were no other significant changes in other noninterest expenses.

In the aggregate, total non-interest expense, including FDIC insurance premiums, as a percentage of average total assets decreased to 2.16% for the three months ended June 30, 2009 compared to 2.69% for the three months ended June 30, 2008. FDIC insurance premiums represented .34% and .06%, respectively, of average total assets for the three months ended June 30, 2009 and 2008.

Comparison of Results of Operations for the Six-Month Period Ended June 30, 2009 and 2008

Net Income. For the six-month period ended June 30, 2009, net income remained essentially the same at $1.3 million compared to the corresponding six-month period of 2008, increasing $54,000 or 4.2%. On a diluted per share basis, earnings were $.18 and $.17 per share, respectively, for the six-month period ended June 30, 2009 and 2008.

An increase in net interest income of $481,000, net gains from security sales of $464,000, as well as cost savings realized as a result of expense reducing initiatives, absorbed additional expenses over the prior year period such as the increased loan loss provision and increase in the FDIC base assessment insurance premiums, as well as the recent special assessment of five basis points that was levied against all banks in June 2009.

Net Interest Income. The $481,000 increase in net interest income was attributable to overall growth in average interest-earning assets which helped to offset declines in yields and the impact of the lower interest rate environment on our funding costs. Interest income for the six-month period ended June 30, 2009 decreased $723,000 or 4.1% over the prior year period while interest expense for the same period decreased $1.2 million or 15.4%.

Interest income is affected by changes in average interest-earning asset volumes and interest rates. Interest income is also affected by the level of loans on a nonaccrual status. The level of loans where interest accrual was discontinued increased to $12.5 million as of June 30, 2009 compared to $2.2 million as of June 20, 2008. For the six-month period ended June 30, 2009, the impact of less interest income resulting from lower yields earned on interest-earning assets was more significant than the additional interest income provided from growth in interest-earning assets. These factors resulted in a net decrease in interest income of $723,000. The Wall Street Journal prime rate for the six-month period ended June 30, 2009 averaged 240 basis points lower than for the same period in 2008. Comparatively, yields on our average interest-earning assets were 156 basis points lower. The lower yields on our average interest-earning assets reduced interest income approximately $3.9 million. The overall growth of $137.6 million in average interest-earning asset volume provided additional interest income of approximately $3.2 million for the same period. A significant portion of the increase in average earning assets, $96.5 million, was in lower yielding short-term investments with an average yield of approximately 1.05%.

Total interest expense decreased $1.2 million. As with interest income, lower interest rates were the primary factor for the overall decrease in interest expense. Lower interest rates as a result of repricing our interest-bearing deposits to reflect market conditions reduced total interest expense by approximately $3.6 million. Growth in average interest-bearing deposits of $147.0 million, primarily time deposits under $100,000, increased total interest expense by approximately $2.7 million for the six months ended June 30, 2009 compared to the prior year period. Interest expense on average short-term and long-term borrowings decreased $269,000 and $66,000, respectively, over the prior year period due to lower interest rates on these borrowings as they repriced in the declining rate environment and a lower level of average short-term borrowings. Noninterest-bearing demand deposits were up on average $4.8 million during the six-month period ended June 30, 2009.

Overall, net interest income for the six-month period ended June 30, 2009 increased $481,000 or 4.8%. The net yield for the six-month period was 3.14% compared to 3.75% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$548,743	$16,000	5.88%	$498,713	$16,922	6.82%
Investments available for sale	26,244	565	4.34%	30,930	756	4.92%
Investments held to maturity	750	23	6.18%	—	—	—
Fed funds sold	19	—	—	5,012	67	2.69%
Other interest-earning assets	99,420	520	1.05%	2,880	86	6.01%

Total interest-earning assets	675,176	17,108	5.11%	537,535	17,831	6.67%

Other assets	24,393			19,238

Total assets	$699,569			$556,773

Interest-bearing liabilities:
Deposits:
NOW, money market and savings	$228,251	1,050	0.93%	$210,349	2,723	2.60%
Time deposits over $100,000	131,085	2,265	3.48%	92,211	2,270	4.95%
Other time deposits	171,426	2,669	3.14%	81,242	1,860	4.60%
Short-term borrowings	9,992	17	0.34%	22,225	286	2.59%
Long-term debt	27,287	592	4.38%	26,533	658	4.99%

Total interest-bearing liabilities	568,041	6,593	2.34%	432,560	7,797	3.62%

Demand deposits	90,798			85,961
Other liabilities	4,052			4,419
Shareholders’ equity	36,678			33,833

Total liabilities and shareholders’ equity	$699,569			$556,773

Net interest income and interest rate spread		$10,515	2.77%		$10,034	3.05%

Net yield on average interest-earning assets			3.14%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.86%			124.27%

(1)	Nonaccrual loans are included in loan amounts.

Provision for Loan Losses. The provision for loan losses increased $687,000 to $1.8 million for the six-month period ended June 30, 2009 as compared with $1.1 million for the same period in 2008. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the six-month period ended June 30, 2009 is principally in response to an increase in impaired loans and increases to risk factors overall to the general reserve. Net charge-offs were $801,000 or .15% of average loans and $796,000 or .16% of average loans, respectively, for the six-month periods ended June 30, 2009 and 2008. See additional discussion “Provision for Loan Losses, Allowance for Loan Losses and Asset Quality” included in the above “Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2009 and 2008.”

Noninterest Income. For the six-month period ended June 30, 2009, non-interest income increased $187,000 over the corresponding period in the prior year. Included in non-interest income are net security gains of $464,000 from our available for sale portfolio and the loss from the write-off of our stock investment in our lead correspondent bank of $134,000. Excluding net security gains and investment loss, non-interest income decreased $149,000 to $481,000 compared to $630,000 for the corresponding period in the prior year. Service charges and fees on deposits increased $38,000 for the six months ended June 30, 2009 compared to the prior year period due to continued efforts to reduce the volume of fees waived on accounts and lower earnings credit rates on balances held in accounts. Merchant, other loan fees and other income, excluding the $134,000 investment loss, were down $186,000 over the prior year period. We began efforts at the beginning of 2008 to dissolve our mortgage operations by the end of June 2008, resulting in a decrease in mortgage operation fees of $72,000 from the prior year six-month period. Fees from annuity sales and other fees generated from wealth management services provided $53,000 in non-interest income, down $32,800 over the prior year period. We expect wealth management income to remain slow as a result of current financial market conditions.

Noninterest Expense. We began expense reducing initiatives early in 2009 in an effort to partially offset increasingly higher regulatory assessments, specifically FDIC insurance premiums, as well any other unexpected changes due to the current economic environment. Including substantially higher FDIC insurance premiums, up $706,000, total non-interest expense for the six-month period ended June 30, 2009 decreased $237,000 to $7.3 million from $7.5 million for the prior year period.

Salaries and other personnel expense represent our largest expense category at $3.3 million for the six months ended June 30, 2009, down $847,000 from $4.2 million for the six months ended June 30, 2008. Full time equivalent employees were down six employees from the prior year period due to organizational consolidations. Our efforts to reduce noninterest expense provided much of the decrease in overall personnel expense. For the six-month period ended June 30, 2009 compared to the corresponding period for 2008, incentive and other payroll bonuses decreased $189,000 while salaries and related benefits and costs decreased approximately $207,000. The remaining decrease in overall personnel expense is primarily the result of higher per loan origination cost adjustments implemented in late 2008.

Occupancy and equipment costs increased $91,000 to $1.3 million for the six-month period ended June 30, 2009 compared to the same period last year. These costs include additional lease expense for expansion in our current operations area which began in May 2008. Overall, lease expense increased approximately $68,000 over the prior year period.

Other non-interest expenses increased $519,000 over the prior year period primarily due to increased regulatory expenses. FDIC insurance assessments increased $706,000 or 408% over the prior year period due to higher regulatory rate requirements. The FDIC increased the base assessment insurance premiums and also imposed a special assessment of five basis points that was levied against all banks in June 2009. The FDIC’s interim rule proposed on February 27, 2009 also provides for an additional emergency special assessment of up to 10 basis points if necessary to maintain public confidence in the federal deposit insurance coverage. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation” “Insurance Assessments” to our Annual Report on Form 10-K for the year ended December 31, 2008.

Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Additional costs for 2009 include outsourced software services to our customers of our “CommunityPLUS” division, approximately $159,000 for the six months ended June 30, 2009. In total, outsourced data processing fees were up $181,000 over the prior year period. Fees for directors were down $150,000 compared to the prior year also as a result of implemented expense reduction initiatives to suspend corporate director fees for the current year. An increased emphasis on reducing other noninterest expense wherever possible resulted in decreases in postage, printing and office supplies of $42,000, advertising and promotion expense of $60,000 and donations of $40,000. Expenses related to other real estate owned added $83,000 in non-interest expense over the prior year period. There were no other significant changes in other noninterest expenses.

In the aggregate, total non-interest expense, including FDIC insurance premiums, as a percentage of average total assets decreased to 2.10% for the six months ended June 30, 2009 compared to 2.72% for the six months ended June 30, 2008. FDIC insurance premiums represented .25% and .06%, respectively, of average total assets for the three months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, Federal funds sold and investment securities classified as available for sale) comprised $141.6 million or 19.9% and $124.7 million or 18.1% of our total assets as of June 30, 2009 and December 31, 2008, respectively.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets. We are also authorized to borrow from the Federal Reserve Bank’s “discount window”. As of June 30, 2009, we had pledged specific collateral for potential borrowing of up to $112.6 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. As of June 30, 2009, our short-term borrowings consisted entirely of securities sold under agreements to repurchase of $9.6 million. As of June 30, 2009, overnight excess funds of $59.5 million were invested in our account at the Federal Reserve. In addition, $45.5 million was invested in short-term time deposits with federally insured domestic banking institutions.

Total deposits were $633.2 million and $612.7 million at June 30, 2009 and December 31, 2008, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 47.2% and 49.8%, respectively, of total deposits as of June 30, 2009 and December 31, 2008. Time deposits of $100,000 or more represented 24.0% and 19.4%, respectively, of our total deposits as of June 30, 2009 and December 31, 2008. As of June 30, 2009, our overall level of wholesale brokered certificates of deposits decreased to $25.2 million from $75.7 million as of December 31, 2008. Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. At June 30, 2009, the Bank was “well capitalized.” Deposits generated through an internet subscription service increased to

$57.3 million as of June 30, 2009 compared to $28.8 million as of December 31, 2008. Both of these non-traditional deposit sources are included in time deposits on our balance sheet. Maturities of a substantial amount of these accounts are within one year. In 2007, we began acquiring brokered deposits and in 2008 also began acquiring internet deposits to partially fund the significant rise in loan demand that began in 2007 and had out-paced our growth in core deposits. Other than brokered deposits and internet deposits, we believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position as of June 30, 2009 is adequate to meet our operating needs.

Short and long-term borrowings as of June 30, 2009 and December 31, 2008 are as follows:

	6/30/2009	12/31/2008
	(Dollars in thousands)
Short-term borrowings
Repurchase agreements	$9,639	$7,782

	$9,639	$7,782

Long-term borrowings
FHLB advances	$836	$846
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465

	$27,301	$27,311

A description of the trust preferred securities and related junior subordinated debentures outstanding at June 30, 2009 and December 31, 2008 is as follows:

	6/30/2009	12/31/2008	Maturity Date	Interest rate
	(Dollars in thousands)
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of the subordinated notes outstanding at June 30, 2009 and December 31, 2008 is as follows:

	6/30/2009	12/31/2008	Maturity Date	Interest rate
	(Dollars in thousands)
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of June 30, 2009, our equity to assets ratio was 5.1%. The Bank’s tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 7.23%, 8.95% and 12.14%, respectively, as of June 30, 2009 compared to 7.39%, 8.85% and 11.99% as of December 31, 2008. As of June 30, 2009, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

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

Item 4T.	Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 20, 2009. The following matters were voted on at the meeting:

Proposal 1: To elect five Class III Directors for three-year terms until the Annual Meeting of Shareholders in 2012. Votes for each nominee were as follows:

Name	For	Withheld
James C. Branch	5,440,951	20,466

Glenn E. Futrell	5,446,340	15,077

J. Keith Keener, M.D.	5,440,951	20,466

W. Harold (Hal) Perry	5,442,204	19,213

Jack M. Stancil	5,434,587	26,830

The following directors continued in office after the meeting: Forrest H. Ball, C. Thomas Hendrickson, Honorable Burley B. Mitchell, Jr., Barry W. Partlo, Nutan T. Shah, Larry D. Barbour, Charles T. Francis, Ambassador Jeanette W. Hyde, and Fred J. Smith, Jr.

Proposal 2: To ratify the appointment of Dixon Hughes PLLC, Raleigh, North Carolina, as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
5,450,858	634	9,925

Item 6.	Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: August 13, 2009	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer