Form 10-Q
period 2009-09-30
NORTH STATE BANCORP
filed 2009-11-16
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of November 10, 2009, 7,178,513 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008*
	(Dollars in thousands)
ASSETS

Cash and due from banks	$10,821	$11,416
Interest-earning deposits with banks	67,043	54,909
Certificates of deposit with banks	53,222	21,842
Federal funds sold	-	105
Investment securities available for sale, at fair value (Note C)	25,222	36,406
Investment securities held to maturity, at amortized cost (Note C)	750	750

Loans (Note E)	534,066	546,357
Less allowances for loan losses (Note F)	7,394	6,376

NET LOANS	526,672	539,981

Accrued interest receivable	1,922	2,171
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,275	1,023
Premises and equipment, net	14,855	12,288
Other real estate owned	4,044	2,276
Other assets	4,925	4,414

TOTAL ASSETS	$710,751	$687,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$86,787	$86,620
Money market, NOW and savings	244,710	220,808
Time	302,118	305,250

TOTAL DEPOSITS	633,615	612,678

Accrued interest payable	2,368	2,243
Short-term borrowings	9,071	7,782
Long-term debt	27,296	27,311
Accrued expenses and other liabilities	1,761	2,021

TOTAL LIABILITIES	674,111	652,035

Commitments (Note D)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	-	-
Common stock, no par value; 10,000,000 shares authorized 7,178,513 and 7,171,268 shares issued and outstanding September 30, 2009 and December 31, 2008, respectively	20,786	20,648
Accumulated earnings	15,291	13,804
Accumulated other comprehensive income	563	1,094

TOTAL SHAREHOLDERS’ EQUITY	36,640	35,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$710,751	$687,581

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$7,863	$8,760	$23,863	$25,682
Investments	291	286	879	1,042
Short-term investments and dividends	230	95	750	248

TOTAL INTEREST INCOME	8,384	9,141	25,492	26,972

INTEREST EXPENSE
Money market, NOW and savings deposits	517	1,088	1,567	3,811
Time deposits	2,211	2,327	7,145	6,457
Short-term borrowings	9	53	26	339
Long-term debt	255	407	847	1,065

TOTAL INTEREST EXPENSE	2,992	3,875	9,585	11,672

NET INTEREST INCOME	5,392	5,266	15,907	15,300

PROVISION FOR LOAN LOSSES	1,840	777	3,624	1,874

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,552	4,489	12,283	13,426

NON-INTEREST INCOME
Merchant and other loan fees	22	199	117	443
Service charges and fees on deposit accounts	101	117	329	307
Net gain (loss) on sale of investment securities	-	-	464	(6)
Impairment loss on nonmarketable securities	-	-	(134)	-
Fees from mortgage operations	-	-	-	72
Other	101	79	259	203

TOTAL NON-INTEREST INCOME	224	395	1,035	1,019

NON-INTEREST EXPENSE
Salaries and employee benefits	1,602	2,075	4,929	6,249
Occupancy and equipment	700	674	2,009	1,892
Professional fees	90	87	296	279
FDIC insurance assessments	360	97	1,239	270
Data processing and other outsourced services	303	205	898	619
Advertising and promotion	28	83	120	264
Other	400	655	1,294	1,842

TOTAL NON-INTEREST EXPENSE	3,483	3,876	10,785	11,415

INCOME BEFORE INCOME TAXES	293	1,008	2,533	3,030
INCOME TAXES	132	422	1,046	1,172

NET INCOME	$161	$586	$1,487	$1,858

NET INCOME PER COMMON SHARE
Basic	$.02	$.08	$.21	$.26

Diluted	$.02	$.08	$.20	$.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,178,513	7,163,898	7,176,862	7,154,931

Diluted	7,330,886	7,353,146	7,324,056	7,350,125

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Net income	$161	$586	$1,487	$1,858

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding loss on available for sale securities	486	378	335	281
Tax effect	(187)	(146)	(129)	(109)
Reclassification of net (gain) loss recognized in net income	-	-	(464)	6
Tax effect	-	-	179	(2)

Net of tax amount	299	232	(79)	176

Cash flow hedging activities:
Unrealized holding gain on hedging activities	-	-	-	900
Tax effect	-	-	-	(370)
Reclassification of gain recognized in net income	(228)	(257)	(735)	(505)
Tax effect	88	99	283	195

Net of tax amount	(140)	(158)	(452)	220

Total other comprehensive income (loss)	159	74	(531)	396

Comprehensive income	$320	$660	$956	$2,254

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	earnings	income	equity
	(Dollars in thousands)

Balance at December 31, 2008	7,171,268	$20,648	$13,804	$1,094	$35,546
Net income	-	-	1,487	-	1,487
Other comprehensive loss, net of tax	-	-	-	(531)	(531)
Stock based compensation	-	93	-	-	93
Stock options exercised including income tax benefit of $9	7,245	45	-	-	45

Balance at September 30, 2009	7,178,513	$20,786	$15,291	$563	$36,640

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,487	$1,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	670	606
Net amortization of premiums and discounts on investment securities	3	17
Amortization of investment accounted for under the cost method	10	-
Impairment loss on nonmarketable securities	134	-
Amortization of gain on termination of derivative instrument	(735)	(505)
Net realized (gain) loss on sale of investment securities available for sale	(464)	6
Provision for loan losses	3,624	1,874
Stock based compensation	93	118
Change in assets and liabilities:
Decrease in accrued interest receivable	249	140
Increase in other assets	(321)	(1,259)
Increase (decrease) in accrued interest payable	125	(431)
Decrease in accrued expenses and other liabilities	(260)	(191)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,615	2,233

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from termination of derivative instrument	-	1,905
Net increase in certificates of deposit with banks	(31,380)	-
Proceeds from maturities and repayments of investment securities available for sale	4,861	9,279
Proceeds from sales of investment securities available for sale	17,157	4,536
Purchases of investment securities available for sale	(10,503)	(3,055)
Purchases of investment securities held to maturity	-	(750)
Purchase of investment accounted for under the cost method	-	(121)
Purchases of premises and equipment	(3,237)	(1,507)
Net (decrease) increase in loans	7,737	(71,156)
Proceeds from sales of foreclosed property	287	-
Expenditures on foreclosed property	(107)	-
Sale (purchase) of Federal Home Loan Bank Stock	(252)	464

NET CASH USED BY INVESTING ACTIVITIES	(15,437)	(60,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,937	101,236
Net increase (decrease) in short-term borrowings	1,289	(29,011)
Proceeds from long-term borrowings	-	11,000
Repayments on long-term borrowings	(15)	(15)
Exercise of stock options	36	543
Excess tax benefits from exercise of stock options	9	341

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,256	84,094

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,434	25,922

CASH AND CASH EQUIVALENTS, BEGINNING	66,430	30,766

CASH AND CASH EQUIVALENTS, ENDING	$77,864	$56,688

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2009 and December 31, 2008 and for the three and nine-month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements.

On June 12, 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company will adopt these new pronouncements on January 1, 2010, as required. The adoption of the accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this pronouncement for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB Accounting Standards Codification disclosure. Management considers the effect of the proposed standards on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

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

The amortized cost and fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	At September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
Residential mortgage-backed securities	$24,372	$850	$-	$25,222

Total securities available for sale	$24,372	$850	$-	$25,222

Securities held to maturity:
Corporate securities	$750	$-	$57	$693

Total securities held to maturity	$750	$-	$57	$693

	At December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$15,271	$573	$-	$15,844
State and municipal securities	1,434	10	1	1,443
Residential mortgage-backed securities	18,721	407	9	19,119

Total securities available for sale	$35,426	$990	$10	$36,406

Securities held to maturity:
Corporate securities	$750	$-	$14	$736

Total securities held to maturity	$750	$-	$14	$736

The following table shows at September 30, 2009 and December 31, 2008 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity and consideration of recovery of cost basis for debt securities. The unrealized losses on corporate securities at September 30, 2009 relate to one corporate security. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	At September 30, 2009
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities held to maturity:
Corporate securities	$-	$-	$693	$57	$693	$57

	$-	$-	$693	$57	$693	$57

	At December 31, 2008
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$-	$-	$-	$-	$-	$-
State and local governments	437	1	-	-	437	1
Residential mortgage-backed securities	2,524	5	516	4	3,040	9

	$2,961	$6	$516	$4	$3,477	$10

Securities held to maturity:
Corporate securities	$-	$-	736	14	736	14

	$-	$-	$736	$14	$736	$14

The amortized cost and fair values of securities available for sale and securities held to maturity at September 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2009
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:

Residential mortgage-backed securities
Due within one year	$69	$70
Due after one but within five years	845	869
Due after five but within ten years	6,211	6,541
Due after ten years	17,247	17,742

	$24,372	$25,222

Securities held to maturity:
Corporate Securities
Due after five but within ten years	$750	$693

	$750	$693

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

Securities with a carrying value of $16.9 million and $13.9 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

For the three months ended September 30, 2009 there were no sales of investment securities. During the nine months ended September 30, 2009 proceeds from sales of investment securities of $17.2 million resulted in net gains of $464,000. Proceeds from the call and sales of investment securities of $3.0 million and $4.5 million, respectively, for the three and nine-months ended September 30, 2008 resulted in net losses of $6,000. For the nine months ended September 30, 2009, the Company recorded an impairment loss on nonmarketable securities of $134,000.

NOTE D - COMMITMENTS

At September 30, 2009, loan commitments were as follows:

(Dollars in thousands)

Commitments to extend credit	$38,371
Undisbursed lines of credit	24,909
Letters of credit	5,512

NOTE E - NONPERFORMING ASSETS

Nonperforming assets at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009		December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$16,071		$5,057
Restructured loans	132		-

Total nonperforming loans	16,203		5,057

Other real estate owned	4,044		2,276

Total nonperforming assets	$20,247		$7,333

Accruing loans past due 90 days or more	$-		$-
Potential problem loans	$939		$3,494
Allowance for loan losses	$7,394		$6,376
Nonperforming loans to period end loans	3.03%		0.93%
Allowance for loan losses to period end loans	1.38%		1.17%
Nonperforming assets to total assets	2.85%		1.07%
Ratio of allowance for loan losses to nonperforming loans	0.46	x	1.26	x

All loans rated “Substandard”, “Doubtful” and “Loss” are individually analyzed for impairment. Other groups of loans based on facts and circumstances may be selected for impairment review. At September 30, 2009, the total recorded investment in loans considered impaired totaled $16.2 million. The Company provided for probable losses through specific reserve allowances of $1.2 million with corresponding outstanding loan balances of $11.0 million. Management analyzed and determined the collateral on $5.2 million of loan balances analyzed for impairment to be adequate and no additional specific reserve allowance is necessary. There was no interest income recognized on impaired loans during the periods

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E - NONPERFORMING ASSETS (Continued)

that the loans were considered impaired. Included in impaired loans is one loan which was restructured due to financial difficulties of the borrower to forgive accrued interest. The restructured loan remains on nonaccrual status as of September 30, 2009. In addition, the Company has identified and evaluated for impairment $939,000 of potential problem loans primarily as a result of possible credit problems of the related borrowers. Although these loans are not included as nonperforming loans in the above table, they have been considered by management in assessing the adequacy of its allowance for loan losses due to possible future credit problems of the borrowers. The allowance for loan losses includes allocated reserves of $310,000 for these potential problem loans as of September 30, 2009.

As of December 31, 2008, loans analyzed and considered impaired were $5.1 million. Outstanding loan balances of $4.1 million had corresponding specific reserve allowances of $361,000. No specific reserve allowances were deemed necessary on the remaining $935,000 of impaired loan balances at December 31, 2008.

NOTE F - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Allowance for loan losses beginning of period	$7,359	$5,321	$6,376	$5,020

Provision for loan losses	1,840	777	3,624	1,874

Loans charged off	1,805	94	2,610	890
Recoveries	-	-	(4)	-

Net charge-offs	1,805	94	2,606	890

Allowance for loan losses end of period	$7,394	$6,004	$7,394	$6,004

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE G - NET INCOME PER SHARE (Continued)

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares used in computing basic net income per share	7,178,513	7,163,898	7,176,862	7,154,931
Effect of dilutive stock options	152,373	189,248	147,194	195,194

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,330,886	7,353,146	7,324,056	7,350,125

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three and nine-month periods ended September 30, 2009 were 76,200 and 68,426, respectively. For the corresponding prior year periods there were 70,800 and 70,676 anti-dilutive shares.

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (Continued)

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine-month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008

The estimated per share fair value of options granted	$2.80	$6.99

Assumptions in estimating option values:
Risk-free interest rate	1.89%	3.66%
Dividend yield	0.00%	0.00%
Volatility	40.4%	40.4%
Expected life	6.0 years	10.0 years

A summary of option activity under the stock option plans as of September 30, 2009 and changes during the nine-month period ended September 30, 2009 is presented below:

		Weighted Average		Aggregate Intrinsic Value
	Shares	Exercise Price per share	Remaining Contractual Term
	(Dollars in thousands, except per share data)

Outstanding at December 31, 2008	401,257	$5.18	3.34 years	$730
Granted	8,000	6.75
Exercised	(7,245)	4.91
Forfeited	(16,350)	11.50
Expired	-	-

Outstanding at September 30, 2009	385,662	$4.94	2.54 years	$409

Exercisable at September 30, 2009	343,212	$3.97	1.90 years	$697

For the nine-month periods ended September 30, 2009 and 2008, the intrinsic value of options exercised was approximately $12,000 and $1.5 million, respectively. During the nine-month periods ended September 30, 2009 and 2008, 8,000 shares and 2,000 shares were granted, respectively. The fair value of options vested during the nine-month period ended September 30, 2009 and 2008 was approximately $93,000 and $118,000, respectively. As of September 30, 2009 and 2008, approximately $274,000 and $437,000, respectively, of share-based compensation expense remained to be recognized over a weighted average period of 3.0 years for both the current and prior year periods stated.

Cash received from option exercises under share-based payment arrangements for the nine-month periods ended September 30, 2009 and 2008 was approximately $36,000 and $543,000, respectively.

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, in October 2006, the Company utilized an interest rate floor to protect against movements in interest rates below the floor’s strike rate over the life of the agreement. In the first quarter of 2008, the Company decided to terminate the interest rate floor

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

agreement after considering the impact of the transaction on its risk management objectives and concluded the termination provided protection against the impact of expected interest rates on its net interest margin. On March 17, 2008, the Company received $1.9 million in connection with the termination of the interest rate floor agreement. The contractual maturity of the floor was November 1, 2009. During the life of the floor, pre-tax gains of approximately $1.5 million were deferred in accumulated other comprehensive income (“AOCI”) in accordance with cash flow hedge accounting rules. The amounts deferred in AOCI will be reclassified out of equity into earnings over one remaining month of the original contract. Amounts deferred in AOCI are to be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affect earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through November 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminated floor, then amounts in AOCI could be accelerated.

The principal amount of the designated prime-based loans as of September 30, 2009 exceeded the notional amount of the terminated floor. At September 30, 2009, the remaining pre-tax gains were approximately $69,000.

Amounts reported in AOCI related to derivatives will be reclassified to interest income when the originally hedged forecasted transactions (interest income on variable-rate assets) affect earnings. The change in net unrealized gains and losses on cash flow hedges reflects a reclassification of $228,000 and $257,000, respectively, of unrealized gains from AOCI to increase interest income for the three-month period ended September 30, 2009 and 2008, respectively. The change in net unrealized gains and losses on cash flow hedges reflects a reclassification of $735,000 and $505,000, respectively, of unrealized gains from AOCI to increase interest income for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company estimates $69,000 will be reclassified from AOCI as an addition to interest income for the remainder of 2009.

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

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party services for identical or comparable assets or liabilities.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE J - FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

•

Level 3 - Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2009, a portion of the Company’s impaired loans was evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE J - FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Residential mortgage-backed securities	$25,222	$-	$25,222	$-

Total securities available for sale	$25,222	$-	$25,222	$-

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$15,844	$-	$15,844	$-
State and municipal securities	1,443	-	1,443	-
Residential mortgage-backed securities	19,119	-	19,119	-

Total securities available for sale	$36,406	$-	$36,406	$-

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$9,812	$-	$8,500	$1,312
Other real estate owned	$4,044	$-	$2,066	$1,978

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$3,698	$-	$3,596	$102
Other real estate owned	$2,276	$-	$2,276	$-

NOTE K - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, federal funds sold, investments, accrued interest, loans, deposit accounts and borrowings. Accounting standards require the disclosure of the estimated fair value of financial instruments. The Company has recorded certain assets at fair value. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE K - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE K - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Financial assets:
Cash and due from banks	$10,821	$10,821	$11,416	$11,416
Interest-earning deposits with banks	67,043	67,043	54,909	54,909
Certificates of deposit with banks	53,222	53,222	21,842	21,842
Federal funds sold	-	-	105	105
Investment securities available for sale	25,222	25,222	36,406	36,406
Investment securities held to maturity	750	693	750	736
Loans, net	526,672	528,978	539,981	543,621
Accrued interest receivable	1,922	1,922	2,171	2,171
Stock in the Federal Home Loan Bank	1,275	1,275	1,023	1,023

Financial liabilities:
Deposits	$633,615	$633,276	$612,678	$614,509
Short-term borrowings	9,071	9,071	7,782	7,782
Long-term debt	27,296	27,188	27,311	29,358
Accrued interest payable	2,368	2,368	2,243	2,243

NOTE L - SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 12, 2009, which is the date of the financial statement issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: general and local economic conditions; changes in real estate values; changes in interest rates, deposit flows, and loan demand; changes in legislation or regulation including regulatory assessments; our ability to manage growth; changes in accounting principles, policies or guidelines; competition; other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services; and factors set out in our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings with the Securities and Exchange Commission.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Market Developments on the Banking Industry

Although recent news indicates the economy may be improving, the economy continues to experience significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Declines in the real estate market during the past year, due to falling real estate prices, especially home prices, and increased unemployment and foreclosures, have adversely impacted credit markets, consumer confidence and the broader economy.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover Counties, in North Carolina. In response to the deteriorating economy in our market areas and the resultant impact on our loan portfolio, we significantly increased our allowance for loan losses in the three months ended September 30, 2009, which significantly reduced our earnings for the three and nine months ended September 30, 2009. See the discussions on “Provision for Loan Losses” and “Allowance for Loan Losses and Asset Quality.” The business environment in North Carolina and the markets in which we operate may continue to deteriorate for the foreseeable future which could adversely impact our future earnings.

The resulting effects of the recession on the real estate market and economy could adversely affect the credit quality of our loans and our overall results of operations and financial condition for the remainder of 2009 and in the future. Further, the U.S. government’s response to the recession and the financial crisis could significantly impact our operations, including the imposition of new laws and regulations.

In February 2009, the FDIC proposed amendments to its restoration plan for the Deposit Insurance Fund. The FDIC base assessment increase in insurance premiums as well as an emergency special assessment of five basis points was levied against all banks in June 2009 and payable on September 30, 2009. The FDIC’s interim rule proposed in February 2009 also provides for an additional emergency special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance coverage for insured banks. On September 29, 2009 the Board of Directors of the FDIC proposed a rule to require insured institutions to prepay their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment rate would be based on third quarter 2009 and assume a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. If the rule is enacted, the entire assessment would be accounted for as a prepaid expense on our balance sheet, as of December 30,

2009. As of December 31, 2009, and each quarter thereafter, we would charge as an expense to our earnings the portion of the prepaid expense applicable to that quarter. The results of the special assessment and increased regular assessments will continue to have a significant impact on our results of operations for 2009 compared to 2008 as well as in the future.

We generally are unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Additionally, the FDIC may make material changes to the calculation of the prepaid assessment from the current proposal. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect to our results of operations and financial condition. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation - Insurance Assessments” in our Annual Report on Form 10-K for the year ended December 31, 2008.

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government adopted the Emergency Economic Stabilization Act and authorized the Department of the Treasury to establish the Troubled Asset Relief Program (“TARP”) to purchase equity stakes in a wide variety of banks and thrifts through TARP’s Capital Purchase Program (“CPP”). After careful and complete evaluation, our Board of Directors chose not to participate in the CPP. Also, the FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) as an initiative to counter the system-wide crisis in the nation’s financial sector. We elected to participate in the TLGP, in part, through full FDIC insurance coverage of all non-interest bearing deposit transaction accounts regardless of dollar amount, through December 31, 2009. For specific details of the CPP and TLGP plans see “Recent Market Developments” included in “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets at September 30, 2009 were $710.8 million, an increase of $23.2 million or 3.4% over December 31, 2008. The increase in assets is reflected primarily in additional investments in certificates of deposit with other banking institutions, all fully guaranteed by the FDIC. Our loan portfolio of $534.1 million at September 30, 2009 represents our largest earning asset component at 75.1% of total assets, down from 79.5% at December 31, 2008 due to continued slow loan demand and a renewed focus on making loans only to those customers with whom we also have a corresponding deposit relationship. Our total short-term earning assets, including certificates of deposit with other banking institutions, grew $43.5 million to $120.3 million and our available for sale investment portfolio decreased $11.2 million to $25.2 million at September 30, 2009 compared to December 31, 2008. Our asset growth was funded by growth in deposits, up $20.9 million or 3.4% to $633.6 million at September 30, 2009, compared to total deposits of $612.7 million at December 31, 2008. An increase of $34.2 million in traditional core deposits and slower loan growth during the first nine months of 2009 provided the opportunity to reduce our level of wholesale brokered certificates of deposit during the first nine months of 2009 with a goal to continue to reduce these non-relationship deposits. Our core deposit growth is a result of our efforts to seek opportunities to develop banking relationships with our chosen customers throughout all our markets in general and through the launching of our new property management division “CommunityPLUS.” Short-term borrowings, consisting of securities sold under repurchase agreements and Federal funds purchased increased $1.3 million from December 31, 2008 to $9.1 million at September 30, 2009 and long-term borrowings were unchanged. We continue to have no exposure to subprime loans and chose not to participate in the Capital Purchase Plan of the U.S. Government’s Troubled Asset Relief Program, or TARP.

Substantially all of our investments are accounted for as available for sale and are presented at their fair market value. Our available for sale investment portfolio decreased $11.2 million to $25.2 million from $36.4 million at December 31, 2008. During January and February 2009, management sold $15.3 million of our U.S. government securities and obligations of U.S. governmental agencies and $1.4 million of our state and municipal securities, respectively, for net gains of $464,000. The decision to sell a substantial part of the securities portfolio was due to concerns over the continued negative downturn in real estate markets and the rising mortgage delinquency and foreclosure rates and the effect of the underlying mortgages on mortgage-backed securities in general. Given the Federal Home Loan Bank, or FHLB, system’s large exposure to non-agency mortgage backed securities, management felt it was prudent to reduce our exposure to the FHLB debt instruments. The same general concern about the effect of current and possible future economic events led management to conclude it was prudent to reduce our exposure to municipal debt. We have no holdings in Fannie Mae or Freddie Mac preferred stock and no holdings in non-agency mortgage-backed securities. We own $750,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

We had no overnight investments in Federal funds sold as of September 30, 2009 compared to $105,000 as of December 31, 2008 as we continue to utilize our Federal Reserve account for our overnight excess funds. Our interest-earning deposits with banks as of September 30, 2009 included $66.4 million in excess overnight funds in our Federal Reserve account compared to $54.0 million as of December 31, 2008. Certificates of deposit with various federally insured banking institutions increased to $53.2 million as of September 30, 2009 compared to $21.8 million as of December 31, 2008. These certificates of deposit are fully insured by the FDIC with an average remaining maturity of less than eight months.

Our loan portfolio decreased $12.3 million or 2.3% during the first nine months of 2009 to $534.1 million as of September 30, 2009 compared to $546.4 million at December 31, 2008. The decline in the loan portfolio reflects loan payoffs and $2.6 million of charge-offs as well as a slow down in new loan demand due to current economic conditions and our continued re-focus on lending only to relationship customers. Commercial real-estate loans decreased approximately $3.6 million and real-estate construction loans decreased approximately $5.7 million from December 31, 2008; however, combined, they remain the largest component of our loan portfolio comprising approximately 76.6% of the loan portfolio at September 30, 2008. Our concentration in commercial real estate exposes us to more credit and regulatory risk than other types of loans.

Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. A continued downturn in the real estate markets in which we operate, specifically New Hanover and Wake Counties, could have an adverse effect on our business, financial condition and results of operations because loans in these markets are secured by real estate. Borrowers may not be able to make current payments on or repay commercial real estate loans and the value of the collateral securing these loans may decline, which would reduce the security for these loans. Also a concentration in commercial real estate loans has become a focal point of the federal banking regulators. Our concentration in these loans could possibly subject us to adverse comment or action by our federal and state banking regulators, including the FDIC and the Federal Reserve.

The allowance for loan losses was $7.4 million at September 30, 2009 compared to $6.4 million at December 31, 2008, representing 1.38% and 1.17%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The level of the allowance relative to gross loans was increased primarily due to additional specific reserves for impaired loans as well as overall increases to the general reserve. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio at September 30, 2009. We monitor the allowance regularly.

Our premises and equipment grew $2.6 million during the first nine months of 2009 to $14.9 million. The increase reflects additions for costs on construction and furniture and equipment for our new banking office and corporate headquarters in North Raleigh which we occupied on June 8, 2009. Other real estate owned increased to $4.0 million at September 30, 2009 from $2.3 million at December 31, 2008. Additional discussion regarding other real estate owned is included in the section “Allowance for Loan Losses and Asset Quality.”

As a key source of funding, our deposits grew $20.9 million to $633.6 million as of September 30, 2009, from $612.7 million as of December 31, 2008. Slower loan growth and successful building of our core deposits provided the opportunity to begin reducing non-traditional and generally more volatile wholesale brokered certificates of deposit during the first nine months of 2009.

Total time deposits decreased $3.1 million to $302.1 million as of September 30, 2009 compared to $305.3 million as of December 31, 2008. The key reason for the decrease was due to a planned reduction in the level of wholesale brokered time deposits. These brokered deposits were reduced from $75.7 million on December 31, 2008 to $25.2 million at September 30, 2009, to 8.3% of total time deposits as of September 30, 2009, from 24.8% as of December 31, 2008. Non-brokered internet deposits increased $26.0 million over December 31, 2008 to $54.9 million as of September 30, 2009 while other time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program decreased $2.2 million to $26.5 million as of September 30, 2009. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Time deposits over $100,000, excluding internet deposits, increased $13.5 million to $121.5 million as of September 30, 2009. Traditional core time deposits less than $100,000 grew to $74.2 million, up $10.1 million over December 31, 2008. Total time deposits represented 47.7% of our total deposits outstanding as of September 30, 2009 compared to 49.8% as of December 31, 2008.

Interest-bearing transaction accounts which are savings, money market and interest checking accounts, grew to $244.7 million as of September 30, 2009, an increase of $23.9 million over December 31, 2008. These core deposits increased to 38.6% of total deposits as of September 30, 2009 up from 36.0% of total deposits as of December 31, 2008. Non-interest bearing deposits remained essentially unchanged at $86.8 million as of September 30, 2009. In total, our traditional core deposits, which exclude internet, CDARS, wholesale brokered deposits and time deposits greater than $100,000, grew $34.2 million to $405.7 million, representing 64.0% of total deposits as of September 30, 2009 compared to 60.6% of total deposits outstanding at December 31, 2008. Deposit funds from our new property management division, “CommunityPLUS,” contributed $21.2 million of the increase in core deposits since December 31, 2008. Our ability to maintain and grow our traditional core deposits is a result of our continued efforts to emphasize relationship banking with our customers in which we aim to obtain the customers’ borrowing and deposit relationship. Our efforts to grow core deposits will continue to be a top priority during 2009 and beyond as we work to build banking relationships in order to reduce and eventually eliminate non-relationship lending.

Short-term borrowings as of September 30, 2009 were $9.1 million, up from $7.8 million as of December 31, 2008, primarily consisting of securities sold under repurchase agreement. Long-term borrowings remained unchanged at $27.3 million as of September 30, 2009 consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

As of September 30, 2009, shareholders’ equity increased $1.1 million to $36.6 million. The increase was provided by net income of $1.5 million and the conversion of 7,245 stock options into common stock. The exercise of these options contributed $45,000 to our total shareholders’ equity. Accumulated other comprehensive income components decreased shareholders’ equity as of September 30, 2009 by $531,000.

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2009 and 2008

Net Income. For the three-month period ended September 30, 2009, net income was $161,000 compared to $586,000 for the corresponding three-month period of 2008, representing a decrease of $425,000 or 72.5%. On a diluted share basis, earnings were $.02 and $.08 per share, respectively, for the three-month periods ended September 30, 2009 and 2008.

The decrease in earnings for the period is primarily attributable to higher loan loss provision, up $1.1 million and significantly higher FDIC insurance premiums, up $263,000. These items were partially offset with increased net interest income of $126,000 and reductions of $656,000 in noninterest expenses, excluding FDIC premiums, largely as a result of expense reduction initiatives undertaken early in 2009.

Net Interest Income. Net interest income was $5.4 million for the three-month period ended September 30, 2009 compared to $5.3 million for the prior year period. The overall growth in average interest-earning assets, which helped to offset declines in yields, and the impact of the lower interest rate environment on our funding costs were key factors contributing to the $126,000 increase in net interest income.

Interest income for the three-month period ended September 30, 2009 decreased $757,000 or 8.3% over the prior year period. Interest income is affected by changes in the mix and volume of average interest-earning assets, interest rates and also by the level of loans on nonaccrual status. During the three-month period ended September 30, 2009, The Wall Street Journal prime interest rate averaged 175 basis points lower than in the same period for 2008. The impact of the declines in prime rate on our loan portfolio was minimized to a decrease of 70 basis points in average loan yield during this same period due to several factors. First we had a lower level of variable rate loans, which reprice with each reduction in the Wall Street Journal prime rate and represented approximately 32% of our loan portfolio as of September 30, 2009 compared to approximately 38% as of September 30, 2008. Second, whenever possible, management modifies our loan pricing to include interest rate floors on variable rate loans. A factor contributing to lower loan interest income is a higher level of loans where interest accrual was discontinued, up to $16.2 million as of September 30, 2009 compared to $5.3 million as of September 30, 2008. Overall, lower yields on our interest-earning assets effectively reduced interest income approximately $987,000. The decrease in interest income due to lower rates was partially offset with an overall higher level of average interest-earning assets over the prior year period. Average interest-earning assets, primarily lower yielding average short-term investments with an average yield of .86%, were up $93.5 million over the prior year period, providing an increase in interest income of approximately $229,000.

Total interest expense decreased $883,000 or 22.8% over the prior year period. As with interest income, deposit pricing to reflect the lower interest rate environment was the primary factor for the overall decrease in interest expense. Lower interest rates paid on our interest-bearing deposits reduced total interest expense by approximately $1.4 million. Growth in average interest-bearing deposits of $82.3 million, primarily time deposits over $100,000, increased total interest expense by approximately $698,000 for the three months ended September 30, 2009 compared to the prior year period. Also contributing to lower deposit interest expense was an average increase of $18.0 million in noninterest-bearing demand deposits for same periods. Interest expense on average short-term and long-term borrowings decreased $44,000 and $152,000, respectively, over the prior year period due to a decrease in interest rates paid on these borrowings as a result of the lower interest rate environment and a decrease of $3.4 million in average short-term borrowings.

Overall, net interest income for the three-month period ended September 30, 2009 increased $126,000 or 2.4%, compared to the same period in 2008. The net interest margin for the three-month period was 3.17% compared to 3.61% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$541,627	$7,863	5.76%	$539,882	$8,760	6.46%
Investments available for sale	25,840	284	4.36%	25,551	279	4.34%
Investments held to maturity	750	7	3.70%	384	7	7.25%
Fed funds sold	-	-	-	12,070	61	2.01%
Certificates of deposit with banks	44,810	184	1.63%	-	-	-
Other interest-earning deposits with banks	59,654	40	0.27%	1,286	5	1.55%
Other interest-earning assets	1,740	6	1.37%	1,704	29	6.77%

Total interest-earning assets	674,421	8,384	4.93%	580,877	9,141	6.26%

Other assets	24,900			19,715

Total assets	$699,321			$600,592

Interest-bearing liabilities:
Deposits:
NOW, money market & savings	225,616	517	0.91%	219,840	1,088	1.97%
Time deposits over $100,000	160,851	1,112	2.74%	97,888	1,076	4.37%
Other time deposits	146,681	1,099	2.97%	133,147	1,251	3.74%
Short-term borrowings	9,209	9	0.39%	12,611	53	1.67%
Long-term debt	27,296	255	3.71%	27,319	407	5.93%

Total interest-bearing liabilities	569,653	2,992	2.08%	490,805	3,875	3.14%

Demand deposits	87,730			69,735
Other liabilities	4,785			5,150
Shareholders’ equity	37,153			34,902

Total liabilities and shareholders’ equity	$699,321			$600,592

Net interest income and interest rate spread		$5,392	2.85%		$5,266	3.12%

Net yield on average interest-earning assets			3.17%			3.61%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.39%			118.35%

(1)	Nonaccrual loans are included in loan amounts.

Provision for Loan Losses. The provision for loan losses increased $1.1 million or 136.8% during the three-month period ended September 30, 2009 to $1.8 million compared to $777,000 for the same period in 2008. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the three-month period ended September 30, 2009 is principally in response to probable losses identified in our impaired loan evaluation as well as increases in our general reserve due to an overall increase in the qualitative risk factors applied to our general non-impaired pool of loans.

Noninterest Income. For the three-month period ended September 30, 2009, non-interest income decreased $171,000 to $224,000 from $395,000 for the three months ended September 30, 2008. Service charges and fees on deposits decreased $16,000 for the three months ended September 30, 2009 compared to the prior year period. Merchant, other loan fees and other income were down $155,000 over the prior year period reflecting a decrease in new loan and modified loan activity. Fees from annuity sales and other fees generated from wealth management services provided $54,000 in non-interest income, down $21,000 over the prior year period.

Noninterest Expense. We began expense reducing initiatives early in 2009 in an effort to partially offset increasingly higher regulatory assessments, specifically FDIC deposit insurance premiums, as well any other unexpected changes due to the current and anticipated economic environment. Including substantially higher FDIC insurance premiums, up $263,000, total non-interest expense for the three-month period ended September 30, 2009 decreased $393,000 to $3.5 million from the prior year period.

In the aggregate, total non-interest expense, including FDIC insurance premiums, as a percentage of average total assets decreased to 1.98% for the three months ended September 30, 2009 compared to 2.57% for the three months ended September 30, 2008. FDIC insurance premiums represented .20% and .06%, respectively, of average total assets for the three months ended September 30, 2009 and 2008.

Salaries and other personnel expense represent our largest expense category at $1.6 million, down $473,000 from $2.1 million for the three months ended September 30, 2008. Full time equivalent employees were down two from the prior year period due to organizational consolidations. Our efforts to reduce noninterest expense provided much of the decrease in overall personnel expense. For the three-month period ended September 30, 2009, compared to the corresponding period for 2008, salary expense was down $116,000, 401(k) retirement expense was down $70,000 and other related personnel expense and benefits decreased $100,000. The remaining decrease in overall personnel expense is primarily the result of higher per loan origination cost adjustments implemented in late 2008, increasing the amount of deferred personnel related origination costs on new and modified loans.

Occupancy and equipment costs increased $26,000 to $700,000 for the three-month period ended September 30, 2009 compared to the same period last year. Other non-interest expenses increased $54,000 over the prior year period primarily due to the FDIC base assessment increase in insurance premiums. FDIC insurance premiums were $360,000 for the three months ended September 30, 2009, an increase of $263,000 or 271% over the prior year period due to these higher regulatory rate requirements. The FDIC’s interim rule proposed on February 27, 2009 also provides for an additional emergency special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance coverage for insured banks. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation-Insurance Assessments” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Outsourced data processing fees were up $98,000 over the prior year period. A substantial part of the increase in these fees during this period is due to additional outsourced software costs attributable to our “CommunityPLUS” division. Fees for directors were down $77,000 compared to the prior year also as a result of implemented expense reduction initiatives to suspend corporate director fees for 2009. An increased emphasis on reducing other noninterest expense wherever possible resulted in decreases in advertising and promotion expense of $55,000; bankcard and check expenses of $66,000 due to lower volume and the elimination of free checks whenever possible; and donations of $17,000. Expenses related to other real estate owned added $28,000 in non-interest expense over the prior year period. There were no other significant changes in other noninterest expenses.

Comparison of Results of Operations for the Nine-Month Period Ended September 30, 2009 and 2008

Net Income. For the nine-month period ended September 30, 2009, net income was $1.5 million compared to $1.9 million for the corresponding nine-month period of 2008, decreasing $371,000 or

20.0%. On a diluted per share basis, earnings were $.20 and $.25 per share, respectively, for the nine-month period ended September 30, 2009 and 2008.

An increase in net interest income of $607,000, net gains from security sales of $464,000, as well as cost savings realized as a result of expense reducing initiatives, absorbed additional expenses over the prior year period such as the increased loan loss provision and increase in the FDIC base assessment insurance premiums, as well as the recent special FDIC assessment of five basis points that was levied against all banks in June 2009.

Net Interest Income. The $607,000 increase in net interest income was attributable to overall growth in average interest-earning assets which helped to offset declines in yields and the impact of the lower interest rate environment on our funding costs. Interest income for the nine-month period ended September 30, 2009 decreased $1.5 million or 5.5% over the prior year period while interest expense for the same period decreased $2.1 million or 17.9%.

Interest income is affected by changes in average interest-earning asset volumes and interest rates. Interest income is also affected by the level of loans on a nonaccrual status. For the nine-month period ended September 30, 2009, the impact of less interest income resulting from lower yields earned on interest-earning assets was more significant than the additional interest income provided from growth in interest-earning assets. The Wall Street Journal prime rate for the nine-month period ended September 30, 2009 averaged 218 basis points lower than for the same period in 2008. Comparatively, yields on our average interest-earning assets were 147 basis points lower. The lower yields on our average interest-earning assets reduced interest income approximately $4.0 million. Combined with the effect of lower yields, a higher level of loans where interest accrual was discontinued also resulted in lower interest income. Nonaccrual loans increased to $16.2 million as of September 30, 2009 compared to $5.3 million as of September 30, 2008. The overall growth of $122.8 million in average interest-earning asset volume provided additional interest income of approximately $2.5 million for the same period. A significant portion of the increase in average earning assets, $91.4 million, was in lower yielding short-term investments with an average yield of approximately .98%. Overall, interest income decreased $1.5 million.

Total interest expense decreased $2.1 million. As with interest income, lower interest rates were the primary factor for the overall decrease in interest expense. Lower interest rates as a result of repricing our interest-bearing deposits to reflect market conditions reduced total interest expense by approximately $4.9 million. Growth in average interest-bearing deposits of $125.2 million, primarily time deposits under $100,000, increased total interest expense by approximately $3.3 million for the nine months ended September 30, 2009 compared to the prior year period. Interest expense on average short-term and long-term borrowings decreased $313,000 and $218,000, respectively, over the prior year period due to lower interest rates on these borrowings as they repriced in the declining rate environment and a lower level of average short-term borrowings. Average noninterest-bearing demand deposits were up $9.3 million during the nine-month period ended September 30, 2009.

Overall, net interest income for the nine-month period ended September 30, 2009 increased $607,000 or 4.0%. The net yield for the nine-month period was 3.15% compared to 3.70% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)

Interest-earning assets:
Loans (1)	$546,345	$23,863	5.84%	$512,536	$25,682	6.69%
Investments available for sale	26,108	849	4.35%	29,124	1,035	4.75%
Investments held to maturity	750	30	5.35%	129	7	7.25%
Fed funds sold	12	-	-	7,382	128	2.32%
Certificates of deposit with banks	48,007	635	1.77%	-	-	-
Other interest-earning deposits with banks	52,292	98	0.25%	1,144	31	3.62%
Other interest-earning assets	1,716	17	1.32%	2,082	89	5.71%

Total interest-earning assets	675,230	25,492	5.05%	552,397	26,972	6.52%

Other assets	24,255			19,089

Total assets	$699,485			$571,486

Interest-bearing liabilities:
Deposits:
NOW, money market & savings	$227,363	1,567	0.92%	$213,536	3,811	2.38%
Time deposits over $100,000	141,116	3,377	3.20%	94,117	3,346	4.75%
Other time deposits	163,087	3,768	3.09%	98,670	3,111	4.21%
Short-term borrowings	9,728	26	0.36%	18,997	339	2.38%
Long-term debt	27,290	847	4.15%	26,797	1,065	5.31%

Total interest-bearing liabilities	568,584	9,585	2.25%	452,117	11,672	3.45%

Demand deposits	89,764			80,513
Other liabilities	4,299			4,664
Shareholders’ equity	36,838			34,192

Total liabilities and shareholders’ equity	$699,485			$571,486

Net interest income and interest rate spread		$15,907	2.80%		$15,300	3.07%

Net yield on average interest-earning assets			3.15%			3.70%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.76%			122.18%

(1)	Nonaccrual loans are included in loan amounts.

Provision for Loan Losses. The provision for loan losses increased $1.8 million or 93.4% to $3.6 million for the nine-month period ended September 30, 2009 compared with $1.9 million for the same period in 2008. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the nine-month period ended September 30, 2009 is principally in response to an increase in impaired loans and overall increases to risk factors to the general reserve. Net charge-offs were $2.6 million or .48% of average loans and $890,000 or .17% of average loans, respectively, for the nine-month periods ended September 30, 2009 and 2008. See additional discussion “Provision for Loan Losses, Allowance for Loan Losses and Asset Quality” included in the above “Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2009 and 2008.”

Noninterest Income. For the nine-month period ended September 30, 2009, non-interest income increased $16,000 over the corresponding period in the prior year. Included in non-interest income are net security gains of $464,000 from our available for sale portfolio and the loss from the write-off of our stock investment in our lead correspondent bank of $134,000. Excluding net security gains and investment loss, non-interest income decreased $320,000 to $705,000 compared to $1.0 million for the corresponding period in the prior year. Service charges and fees on deposits increased $22,000 for the nine months ended September 30, 2009, compared to the prior year period due to continued efforts to reduce the volume of fees waived on accounts and lower earnings credit rates on balances held in accounts. Merchant, other loan fees and other income, excluding the $134,000 investment loss, were down $342,000 over the prior year period. Merchant and other loan fees were down $326,000 due to decreased new loan and modified loan activity. We began efforts at the beginning of 2008 to dissolve our mortgage operations by the end of June 2008, resulting in a decrease in mortgage operation fees of $72,000 from the prior year nine-month period. Fees from annuity sales and other fees generated from wealth management services provided $88,000 in non-interest income, down $53,000 over the prior year period.

Noninterest Expense. We began expense reducing initiatives early in 2009 in an effort to partially offset increasingly higher regulatory assessments, specifically FDIC insurance premiums, as well any other unexpected changes due to the current economic environment. Including substantially higher FDIC insurance premiums, up $969,000, total non-interest expense for the nine-month period ended September 30, 2009 decreased $630,000 to $10.8 million from $11.4 million for the prior year period. In the aggregate, total non-interest expense, including FDIC insurance premiums, as a percentage of average total assets decreased to 2.06% for the nine months ended September 30, 2009 compared to 2.67% for the nine months ended September 30, 2008. FDIC insurance premiums represented ..24% and .06%, respectively, of average total assets for the nine months ended September 30, 2009 and 2008.

Salaries and other personnel expense represent our largest expense category at $4.9 million for the nine months ended September 30, 2009, down $1.3 million from $6.2 million for the nine months ended September 30, 2008. Full time equivalent employees were down two employees from the prior year period due to organizational consolidations. Our efforts to reduce noninterest expense provided much of the decrease in overall personnel expense. For the nine-month period ended September 30, 2009 compared to the corresponding period for 2008, incentive and other payroll bonuses decreased $192,000, 401(k) retirement expense was down $133,000 while salaries and other related benefits and costs decreased approximately $357,000. The remaining decrease in overall personnel expense is primarily the result of higher per loan origination cost adjustments implemented in late 2008, increasing the amount of deferred personnel related origination costs on new and modified loans.

Occupancy and equipment costs increased $117,000 to $2.0 million for the nine-month period ended September 30, 2009 compared to the same period last year. The increase reflects additional depreciation and other occupancy costs on our new multi-story building for our North Raleigh banking office and new corporate offices which opened on June 8, 2009.

Other non-interest expenses increased $573,000 over the prior year period primarily due to increased regulatory expenses. FDIC insurance assessments increased $969,000 or 358.9% over the prior year period due to higher regulatory rate requirements. The FDIC increased the base assessment insurance premiums and also imposed a special assessment of five basis points that was levied against all banks in June 2009. The FDIC’s interim rule proposed on February 27, 2009 also provides for an additional emergency special assessment of up to 10 basis points if necessary to maintain public confidence in the federal deposit insurance coverage. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation-Insurance Assessments” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Additional costs for 2009 include outsourced software services for our customers in the “CommunityPLUS” division, approximately $235,000 for the nine months ended September 30, 2009. In total, outsourced data processing fees were up $279,000 over the prior year period. Fees for directors were down $227,000 compared to the prior year also as a result of a decision to suspend corporate director fees for 2009. An increased emphasis on reducing other noninterest expense wherever possible resulted in decreases in postage, printing and office supplies of $48,000, advertising and promotion expense of $144,000 and donations of $57,000. Expenses related to other real estate owned added $111,000 in non-

interest expense over the prior year period. There were no other significant changes in other noninterest expenses.

Allowance for Loan Losses and Asset Quality

Our loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Net charge-offs were $1.8 million for the three-month period ended September 30, 2009 compared to net charge-offs of $94,000 for the prior year period. Approximately 80.6% of the loans charged off for the three months ended September 30, 2009 were commercial real estate secured construction and land development loans on properties located primarily in our New Hanover County market. As of September 30, 2009, our allowance as a percentage of loans was 1.38%, up from 1.17% at December 31, 2008. The increase in the level of the loan loss allowance relative to gross loans resulted primarily from the increase in the actual impairment reserves allocated to specific loans and an increase in the general reserve due to increases in risk factors. Risk factors are examined for trends and the risk that they represent to our loan portfolio and have increased overall due to changes in general economic trends such as payment performance, loan delinquency and charge-off rates, unemployment, changes in risk ratings and the interest rate environment. All classified loans are individually analyzed for impairment. Loans are considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due. We have established policies and procedures for identifying loans that should be considered for impairment such as credit risk reviews, a watch list, delinquency monitoring and specific market, product and concentration reviews. For loans determined to be impaired, the specific allowance is based on the present value of expected cash flows or the fair value of the collateral or the loan’s observable market price.

As of September 30, 2009, our non-performing loans totaled $16.2 million. As a result, we provided for probable losses through specific impairment reserve allowances of $1.2 million on $11.0 million of these loans. Our allowance for loan loss model also provided approximately $300,000 of reserves for $939,000 potential problem loans. Detail regarding impaired and potential problem loans is discussed below. The actual impairment reserve and additional reserve for potential problem loans increased to $1.5 million as of September 30, 2009 from $1.2 million as of December 31, 2008, representing an approximate six basis point increase in the allowance as a percentage of total loans outstanding. The remaining 15 basis point increase in the allowance as a percentage of total loans outstanding was predominantly due to a higher general reserve due to overall increases in risk factors applied to the general non-impaired pool of loans, net of decreases for loans charged off and loan repayments. Once a loan is considered impaired, it is not included in the determination of the general reserve component.

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Also, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management. The allowance for loan losses was established at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of September 30, 2009. We regularly monitor our loan portfolio and our allowance for loan losses. Additional information regarding our allowance for loan losses and loan loss experience is presented in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis.

We generally place loans on a non-accrual basis when a loan becomes 90 days past due and/or in management’s opinion the borrower may be unable to meet payments as they become due. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans considered troubled debt restructurings occur when for economic or legal reasons related to the borrower’s financial difficulties a concession is granted to the borrower that would not otherwise be considered, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Potential problem loans are loans that are currently performing in accordance with the original terms of the loan and are not a component of nonperforming assets but are closely monitored as a result of information regarding possible credit problems of the related borrowers.

Nonperforming loans increased to $16.2 million or 3.03% of loans as of September 30, 2009 compared to $5.1 million or ..93% of period-end loans as of December 31, 2008. Approximately 69.7% of our nonaccrual loans as of September 30, 2009 were commercial real-estate secured construction and land development loans. A substantial portion of the increase in nonperforming loans as of September 30, 2009 compared to December 31, 2008, is attributable to seven borrowers with various commercial real estate loans located primarily in our New Hanover County market, the highest being $2.7 million. The commercial real estate loans to these seven borrowers totaling $8.7 million are secured by various properties including an owner-occupied commercial building, single family rental properties, residential building lots, commercially-zoned land and residential homes. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating $507,000 on these loans were necessary. Our impairment analysis of the remaining $7.5 million of nonperforming loans resulted in additional impairment reserves of $668,000 for outstanding loans with balances of $4.5 million, represented by 33 loans to 20 borrowers with an average loan balance of less than $140,000. Included in the above impaired loans is one loan for $132,000 for residential real estate which was restructured due to financial difficulties of the borrower to forgive all accrued interest. The restructured loan remains on nonaccrual status as of September 30, 2009.

There were no accruing loans past due 90 days of more as of September 30, 2009 or December 31, 2008 and no restructured loans considered as troubled debt restructurings as of December 31, 2008.

As of September 30, 2009, we also identified and evaluated $939,000 of potential problem loans, primarily as a result of information regarding possible, although not probable, credit problems of the related borrowers. These loans were performing in accordance with the original terms of the loans and not past due as of September 30, 2009 with the exception of one loan that was 30-89 days past due. Management considered these loans in assessing the adequacy of our allowance for loan losses. These loans were represented by eight individual loans to seven borrowers with an average loan balance of less than $120,000. Approximately $390,000 of these potential problem loans are secured by real estate and the remainder are secured with receivables, equipment or are unsecured.

Other real estate owned of $4.0 million at September 30, 2009 consists of 19 properties acquired through foreclosure with the largest dollar value representing $2.1 million in a commercial building acquired from the settlement of a loan attributable to a single-practice physician who died unexpectedly. The property is currently under tenant lease however, a continued downturn in Wake County real estate market conditions could possibly cause additional loss on the property with re-valuation. Also included in other real estate owned are eight new residential construction properties acquired through foreclosure from an individual residential real estate builder representing $1.1 million. The remaining properties included in other real estate owned average less than $110,000. Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. During the three months ended September 30, 2009 two other real estate owned properties totaling $287,000 were sold at their current carrying amount.

Our nonperforming assets as of December 31, 2008 were comprised of $5.1 million in non-accrual loans and other real estate owned of $2.3 million.

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, Federal funds sold and investment securities classified as available for sale) comprised $156.3 million or 22.0% and $124.7 million or 18.1% of our total assets as of September 30, 2009 and December 31, 2008, respectively.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets. We are also authorized to borrow from the Federal Reserve Bank’s “discount window”. As of September 30, 2009, we had pledged specific collateral for potential borrowing of up to $106.6 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. As of September 30, 2009, our short-term borrowings consisted of securities sold under agreements to repurchase of $8.5 million and $545,000 in Federal funds purchased. As of September 30, 2009, overnight excess funds of $66.4 million were invested in our account at the Federal Reserve. In addition, $53.2 million was invested in short-term time deposits with federally insured domestic banking institutions.

Total deposits were $633.6 million and $612.7 million at September 30, 2009 and December 31, 2008, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 47.7% and 49.8%, respectively, of total deposits as of September 30, 2009 and December 31, 2008. Time deposits of $100,000 or more represented 25.1% and 19.4%, respectively, of our total deposits as of September 30, 2009 and December 31, 2008. As of September 30, 2009, our overall level of wholesale brokered certificates of deposits decreased to $25.2 million from $75.7 million as of December 31, 2008. Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. To be categorized as well capitalized, the Bank must maintain a minimum ratio of total risk-based capital of 10.0%. At September 30, 2009, the Bank was “well capitalized” with a total risk-based capital ratio of 12.35%. Deposits generated through an internet subscription service increased to $54.9 million as of September 30, 2009 compared to $28.8 million as of December 31, 2008. Both of these non-traditional deposit sources, wholesale brokered and internet time deposits are included in time deposits on our balance sheet. Maturities of these accounts are within one year. Other than brokered deposits and internet deposits, we believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position as of September 30, 2009 is adequate to meet our operating needs.

Short and long-term borrowings as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Short-term borrowings
Federal funds purchased	$545	$-
Repurchase agreements	8,526	7,782

	$9,071	$7,782

Long-term borrowings
FHLB advances	$831	$846
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465

	$27,296	$27,311

A description of the trust preferred securities and related junior subordinated debentures outstanding at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008	Maturity Date	Interest rate
	(Dollars in thousands)
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of the subordinated notes outstanding at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008	Maturity Date	Interest rate
	(Dollars in thousands)
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of September 30, 2009, our equity to assets ratio was 5.16%. The Bank’s tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 7.20%, 9.11% and 12.35%, respectively, as of September 30, 2009 compared to 7.39%, 8.85% and 11.99% as of December 31, 2008. As of September 30, 2009, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

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

We use several modeling techniques to measure interest rate risk. Our primary method is the simulation of net interest income under varying interest rate scenarios. We believe this methodology is reliable in that it takes into account the pricing strategies we would undertake in response to rate changes, whereas other methods such as interest rate shock or balance sheet gap analysis do not take these into consideration. Our balance sheet remains asset-sensitive, which means that more assets than liabilities are subject to immediate repricing as market rates change. During periods of rising rates, this should result in increased interest income. The opposite would be expected during periods of declining rates.

In addition to simulation of net interest income, we utilize a discounted net present value of cash flow analysis called Economic Value of Equity or “EVE”. This methodology aids management in identifying long-term interest rate risk. Additional discussion of EVE is presented in Item 7, under “Asset/Liability Management” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Our hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. We may use a variety of commonly used derivative products that are instruments used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars. We previously have used a stand-alone derivative financial instrument, in the form of an interest rate floor, in our asset/liability management program. The transaction involved both credit and market risk. The instrument was designated as a cash flow hedge of the risk of overall changes in cash flows below the Wall Street Journal prime strike rate of 7.50% on the floor. Although the cash flow hedge was consistent with our risk management objective, we decided in March 2008 to terminate the interest rate floor agreement after considering the impact of the transaction on our risk management objectives. On March 17, 2008, we received $1.9 million in connection with the termination of the interest rate floor and are amortizing the remaining pre-tax gain of $1.5 million over the remaining 19 months of the original contract period ending November 1, 2009. Additional discussion of derivatives is presented in Note L to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: November 12, 2009	By:	/S/ LARRY D. BARBOUR
Larry D. Barbour
President and Chief Executive Officer

Date: November 12, 2009	By:	/S/ KIRK A. WHORF
Kirk A. Whorf
Executive Vice President and Chief Financial Officer