Form 10-K
period 2009-12-31
NORTH STATE BANCORP
filed 2010-03-30
CIK 1175029

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2009

OR

Transition Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number: 000-49898

North State Bancorp

(Exact name of registrant as specified in its charter)

North Carolina	65-1177289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6204 Falls of the Neuse Road

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

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

The aggregate market value of the common stock held by non-affiliates was $25.0 million as of June 30, 2009, based on the closing price of the common stock as quoted on the over-the-counter Bulletin Board on that day.

As of March 16, 2010, the registrant had outstanding 7,274,690 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2010 Annual Meeting of Shareholders to be held on June 3, 2010 to be mailed to shareholders within 120 days of December 31, 2009 are incorporated by reference into Part III of this report.

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

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one corporate subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the Bank’s holding company reorganization. Our primary business is the ownership and operation of North State Bank. We also have three trust subsidiaries that we established to issue trust preferred securities.

North State Bank was incorporated under the laws of the State of North Carolina in May 2000 and opened for business on June 1, 2000. The Bank is not a member of the Federal Reserve System. Our main office and that of the Bank is located at 6204 Falls of the Neuse Road in north Raleigh, North Carolina. The Bank also operates offices at 4270 The Circle at North Hills, Raleigh, 2413 Blue Ridge Road in west Raleigh, 14091 New Falls of Neuse Road in the Wakefield area of North Raleigh, 835 Highway 70 West in Garner, North Carolina, 16 West Martin Street in downtown Raleigh, 1411 Commonwealth Drive, Wilmington, North Carolina and a loan production office at 4650-A Arendell Street, Morehead City, North Carolina. The term “we” in this report refers interchangeably to North State Bancorp and North State Bank.

We focus on serving the total banking needs of professional firms, professionals, property management companies, churches, non-profits and individuals who highly value a mutually beneficial banking relationship in the cities of Raleigh, Garner and Wilmington and the greater Wake County and New Hanover County market areas, by providing banking services including checking, savings and investment accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; savings bonds; wire transfer; and other associated services. We offer limited services in the Carteret County market area through our loan production office in Morehead City. Although we have offered services specific to community association management firms throughout our history, we furthered our commitment to this industry in February 2009 by launching a new division, “CommunityPLUS”. This new division is dedicated to serving the specialized needs of community association management firms. In November 2009 we sold our 5.6% interest in Beacon Title Agency, LLC, a title insurance agency, which we acquired in October 2007. Through the Bank’s subsidiary, North State Bank Financial Services, Inc., we offer wealth management and brokerage services.

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

The North Carolina Commissioner of Banks or the FDIC may sanction any insured bank not operated in accordance with or not conforming to applicable regulations, policies, and directives. Proceedings may be instituted against an insured bank or any director, officer or employee of a bank that engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC can terminate insurance of accounts of any insured bank not operated in accordance with or not conforming to its regulations, policies, and directives.

All FDIC-insured banks must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets.

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

The USA Patriot Act of 2001 is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws which require various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act requires financial institutions to adopt policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

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

The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, as amended (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. For 2008 and 2009, the Bank qualified for Risk Category I. For banks under $10 billion in total assets in Risk Category I, the 2008 and 2009 deposit assessment ranged from five to seven basis points of total qualified deposits. The actual assessment is dependent upon certain risk measures as defined in the final rule.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund will adequately cover projected losses from future bank failures, the FDIC, in late 2008, adopted a rule that alters the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by seven basis points. These new rates range from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10 to 14 basis points for Risk Category I institutions to 45 basis points for Category IV institutions. Changes in the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, and lowering premiums for smaller institutions with very high capital levels.

In May 2009, the FDIC passed amendments to the restoration plan for the Deposit Insurance Fund. The amendment imposed a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment was collected on September 30, 2009. On March 17, 2009, the FDIC adopted changes to the Temporary Liquidity Guarantee Program or TLGP which may provide for reduction of the emergency special assessment by up to four basis points. An interim rule proposed on February 27, 2009 would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

In late 2009, the Board of Directors of the FDIC adopted a rule to require insured institutions to prepay their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment rate was based on the third quarter of 2009 and assumed a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. The entire assessment is accounted for as a prepaid expense on our balance sheet, as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, we will charge as an expense to our earnings the portion of the prepaid expense applicable to that quarter. The results of the special assessment and increased regular assessments will continue to have a significant impact on our results of operations for 2010 and in the future.

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

A bank holding company may become a financial holding company under the Gramm-Leach-Bliley Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. We registered as a financial holding company in September 2007 in order to invest in Beacon Title Agency, LLC, a title insurance agency, as a means to generate non-interest income. In November 2009, we sold our interest in Beacon Title Agency, LLC and terminated our financial holding company registration.

Regulation of North State Bancorp

As a bank holding company, we are subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System.

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

Dividends

As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary, North State Bank. At present, our only sources of income are cash dividends paid by the Bank. We must pay all of our operating expenses from funds we receive from the Bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of our operating expenses and only in the event that the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying cash dividends except out of operating earnings where the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. To date, we have retained our earnings for use in the development of our business. As a relatively young bank holding company that expects to continue to expand its operations in Wake County, and other markets in North Carolina, we might or might not pay cash dividends on our common stock in the foreseeable future. We might not declare and pay any cash dividends, and if we were to do so, we might not continue to declare them or maintain them at the same level. We expect that, for the foreseeable future, any cash dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

Competition

The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the state. In addition, out-of-state institutions may open branches in North Carolina as well as acquire or merge with institutions located in North Carolina. As a result of such laws, banking in North Carolina is highly competitive.

We have six full-service banking offices located in Wake County, one full-service banking office in Wilmington, New Hanover County and a loan production office in Morehead City, Carteret County. These counties have numerous branches and corporate headquarters of money-center, super-regional, regional and statewide institutions, some of which have a major presence in Raleigh, Wilmington, and/or Morehead City. In our market areas, we face competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than we do. We focus our efforts on selective niches including professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. We believe our efforts in attracting and keeping relationships with our chosen customers, helps to provide us with a competitive advantage. As of June 30, 2009, we held 3.62% of deposits at bank offices in Wake County.

Employees

As of December 31, 2009, we had 87 full time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Ownership of shares of our securities involves certain risks. Holders of our securities and prospective investors in our securities should carefully consider the following risk factors and uncertainties described below together with all of the other information included and incorporated by reference in this report in evaluating an investment in our securities. If any of the risks and uncertainties discussed below actually occurs, our business, financial condition and results of operations could be materially adversely affected. In addition, other risks and uncertainties of which we are not currently aware, including those relating to the banking and financial services industries in general, or which we do not now believe are material, may cause earnings to be lower, or impair our future financial condition or results of operations. The value or market price of our common stock or any of our other securities could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Risks Related to Our Business

Our Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.

The United States is still suffering the effects of the prolonged recession that began in 2007 and which arguably may still be ongoing. Business activity across a wide range of industries and regions is greatly reduced. Local governments and many businesses are experiencing serious financial difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. Since mid-2007, and particularly during the second half of 2008 and the first quarter of 2009, the financial services industry and the securities markets generally have been, and continue to be materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity and a lack of financing for many investors.

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

Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of reduced or declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions. Since September 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including significant investment in the equity of other banking organizations, but asset values generally have either continued to decline or remain low and access to liquidity continues to be very limited.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover counties, in North Carolina and in the United States as a whole.

Overall, during 2009, the business environment has continued to be adverse for many households and businesses in the United States. The business environment in North Carolina and the markets in which we operate has been less adverse than in the United States generally but remains weak and could deteriorate further. It is expected that the business environment in North Carolina and the United States will continue to be sluggish at best for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, the value of our investment securities, and our overall results of operations and financial condition.

The FDIC Deposit Insurance assessments that we are required to pay will increase, possibly materially, in the future, which would have an adverse affect on our earnings.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. During the year ended December 31, 2009, we expensed $1.8 million in deposit insurance assessments and we paid $396,000 in 2008. Due to the turmoil in 2008 and 2009 in the financial system, including the failure of several unaffiliated FDIC-insured depository institutions, the deposit insurance premium assessments paid by all banks have increased. Prior to 2009, banks paid anywhere from five basis points to 43 basis points for deposit insurance. The FDIC increased the assessment rate schedule by seven basis points (annualized) beginning on January 1, 2009. In May 2009, the FDIC passed amendments to the restoration plan for the Deposit Insurance Fund. This amendment imposed a five basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment was collected on September 30, 2009. On March 17, 2009, the FDIC adopted changes to the Temporary Liquidity Guarantee Program, or TLGP, which may provide the possibility for reduction in the emergency special assessment by up to four basis points. An interim rule proposed on February 27, 2009 would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The FDIC also required insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment rate was based on the third quarter of 2009 and assumed a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. The entire assessment is accounted for as a prepaid expense on our balance sheet, as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, we will charge as an expense to our earnings the portion of the prepaid expense applicable to that quarter. The results of the special assessment and increased regular assessments will continue to have a significant impact on our results of operations for 2010 and in the future. Additional or increased assessments in the future also would impact our results of operations, perhaps significantly depending on the assessment.

The effects of the U.S. government’s plans to stabilize the financial system and the economy are unknown at this time.

In response to the 2008 – 2009 financial crisis affecting the financial markets and the banking system, the U.S. Congress on October 3, 2008 adopted the Emergency Economic Stabilization Act of 2008, or EESA, which established the Troubled Asset Relief Program, or TARP. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the TARP. Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program, or CPP. On January 15, 2009, the second $350 billion of TARP was released to the Treasury. The Secretary of the Treasury’s authority under TARP, which originally was set to expire on December 31, 2009, was extended to October 3, 2010. On February 17, 2009, the American Recovery and Reinvestment Act of 2009,

or ARRA, was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our financial condition and results of operation.

Our profitability depends significantly on economic conditions in our market areas.

Our success depends to a large degree on the general economic conditions in Wake, New Hanover and to a lesser extent, Carteret counties and adjoining markets. As of December 31, 2009, approximately 90.3% of our total loan portfolio was secured by real estate located in Wake and New Hanover Counties. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. The recession affecting the nation as a whole began to affect North Carolina in the latter half of 2008. If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under collateralized despite our underwriting efforts to minimize risk, which could have a material adverse effect on us. A significant decline in general economic condition caused by the recession, unemployment and other factors beyond our control could impact our market areas, perhaps significantly, and could negatively affect our financial condition and performance. As an example, we increased our provision for loan losses in 2009 by $3.0 million, an increase of 107.3% over 2008. In addition, we charged off an aggregate of $3.5 million in loans in 2009, an increase of 149.8% from the aggregate amount charged off in 2008.

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

There is no precise method of predicting credit losses, however, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio were originated recently. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually perform more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

We make and hold in our loan portfolio a significant number of commercial real estate loans, including construction and development loans, which pose more credit and regulatory risk than other types of loans typically made by financial institutions.

At December 31, 2009, commercial real estate loans, including construction and development loans, comprised approximately 56.6% of our loan portfolio. The amount of our commercial construction and development loans in our portfolio approximately doubled between 2007 and 2009, but the rate of growth slowed during 2009 as we returned to our historic niche lending and only to borrowers with deposit accounts. Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. A downturn in the real estate markets in which we operate could hurt our business because these loans are secured by real estate. Our concentration in commercial real estate exposes us to risk should the economy in our market areas continue to stagnate of further decline. Borrowers may not be able to make current payments on or repay commercial real estate loans and the value of the properties securing these loans may decline, which would reduce the security for these loans. A continuation of the stagnation or a further downturn in the real estate markets where we have loans could have a material adverse effect on our business, financial condition and results of operations. Further, banks’ concentration in commercial real estate loans have become a focal point of the federal banking regulators; our concentration in these loans subject us to adverse comment or action by our federal banking regulators, including the FDIC and the Federal Reserve.

If we experience greater loan losses than anticipated, it would have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings would be adversely impacted, which could adversely affect our overall financial condition. We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio between 2007 and 2008, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Our loan charge-offs in 2009 were $3.5 million and our provision for loan losses was $5.7 million, up 107.3% over the prior year. Loan losses can cause insolvency and failure of a financial institution. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce our loan loss allowance. A reduction in our loan loss allowance may require an increase in our provision for loan losses, which would reduce our earnings.

Liquidity is essential to our business and we rely, in part, on external sources to finance a significant portion of our operations.

Liquidity is essential to our business. Our liquidity could be substantially negatively affected by our inability to attract sufficient deposits, access secured lending markets, brokered deposit markets or raise funding in the long-term or short-term capital markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if the Federal Home Loan Bank or deposit brokers develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover employee misconduct or illegal activity, among other things. If we were unable to raise funds using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and loan portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our operations.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices and pursuing business relationship opportunities within our chosen niches. We have grown rapidly since we began operations in 2000. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. Furthermore, we anticipate slower growth in our volume of loans in 2010 compared to our growth in previous years due to economic conditions and our focus on our selected niche of customers. There can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our historic rate of growth, either through internal growth or through expansion in our existing markets or into new markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance. There are considerable costs involved in opening new banking offices. New banking offices generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Also, we have no assurance these new or any future banking offices will be successful even after they are established.

Interest rate volatility could significantly harm our business.

Our results of operations may be significantly affected by the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. A significant component of our earnings is our net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and our borrowings. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve has made significant changes in interest rates during the last few years, and especially during 2008. The decline in market interest rates that occurred throughout 2008 and in particular in the fourth quarter of 2008 and the continued low rates in 2009 negatively impacted our net interest income, net interest spread, net interest margin, and overall results of operations in those years. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes, especially decreasing rates, are expected to have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predicable or controllable and therefore there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities. In addition, increases in interest rates could increase the interest we owe on our long-term debt which would have a negative effect on our results of operations.

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

We may not be able to identify profitable locations for new bank offices. In addition, the costs to start up new bank office facilities or to acquire existing bank offices, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. If offices of other banks become available for sale, we may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of bank offices. In addition, we can provide no assurance that any such offices will successfully attract enough deposits and other business to offset the expenses of their operation.

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

Our growth or any future losses may require us to raise additional capital that may not be available when it is needed, or at all.

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

The securities in our investment portfolio primarily consist of U.S. Government agency securities, all of which are mortgage-backed securities, or MBSs, where mortgages are the underlying collateral. As a result of the national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities, which have negatively impacted the prices of such securities in the marketplace. The MBSs included in our investment portfolio are all agency-guaranteed with fixed rate mortgage securities underwritten and guaranteed by Freddie Mac (FHLMC) and Fannie Mae (FNMA) with Treasury funding commitment under the Treasury Senior Preferred Stock Purchase Agreement. Our investment portfolio also includes municipal securities that are insured by bond insurers. Some of the bond insurers have been downgraded and others may follow. The downgrades reflect concerns about the ability of these bond insurers to cover potential claims on issuers unable to make their principal or interest payments. We monitor the value of our investment portfolio regularly, including the ratings of securities in the portfolio and the dealer price quotes. Based upon these and other factors, the investment portfolio may experience impairment, which could harm our earnings and financial condition. If we were to conclude there were unrealized losses which were other than temporary, we would be required under U.S. generally accepted accounting principles, or GAAP, to reduce the carrying amount of the security to fair value and record a corresponding charge to earnings, which would also reduce our regulatory capital and negatively impact our capital ratios. These negative impacts could significantly impair our ability to borrow funds under credit arrangements, as well as various material depository arrangements and relationships. Temporary impairments on available for sale securities also reduce our book value per share as the changes in the value reduce shareholders’ equity. Currently, all of our available for sale securities in our investment portfolio are rated AAA by the three major rating agencies.

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

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Geopolitical conditions might affect our earnings. Acts or threats of terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions.

Unpredictable catastrophic events could have a material adverse effect on our operations.

The occurrence of catastrophic events such as hurricanes, earthquakes, pandemic disease, floods, other severe weather, fires or other catastrophes could adversely affect our financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of our customers to access the financial services offered by us. The incidence and severity of catastrophes are inherently unpredictable. Although we carry insurance to mitigate our exposure to certain catastrophic events, these events could nevertheless reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and results of operations.

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

Our common stock is not traded on a national stock exchange, such as the NASDAQ. It is only quoted on the Over-the-Counter Bulletin Board. Consequently, our common stock is not as liquid as most stocks traded on an exchange. In addition, the average daily trading volume of our shares as quoted on the Over-the-Counter Bulletin Board for all trading days in 2009 on which there were trades in our stock, were approximately 575 shares, which means our stock is thinly traded. Thinly traded stock can be more volatile than stock trading on an exchange. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Since mid-2008, the stock market has experienced an unprecedented level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

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

Our securities are not FDIC insured.

None of our securities, including our common stock, is a savings or deposit account or other obligation of North State Bank, and none is insured by the FDIC or any other governmental agency and our securities are subject to investment risk, including the possible loss of principal.

The holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have supported our past growth in part through the issuance of trust preferred securities from three special purpose trusts and an accompanying sale of an aggregate of $15.5 million junior subordinated debentures to these trusts. Payments of the principal and interest on the preferred securities of the trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any cash dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no cash dividends may be paid on our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

Our headquarters and our main office are located in north Raleigh, North Carolina, where we occupy approximately 22,635 square feet of office space in a stand-alone building which we own. We have an operations center in north Raleigh that consists of approximately 9,773 square feet of office space under a lease extending through April 2017. Beginning in May 2008, we added another 1,756 square feet under lease in the same building. We have an office in North Hills Raleigh where we occupy approximately 12,000 square feet of office space under a lease extending through March 2015. We own an office in west Raleigh that consists of approximately 10,000 square feet, approximately 5,200 square feet of which we occupy and the remainder of which is under tenant lease. We have an office in Garner, North Carolina, where we own a building that has approximately 5,000 square feet of office space. We own an office in the Wakefield area of Raleigh, which has approximately 10,000 square feet of office space. In January 2008, our Wilmington office became a full service banking office and relocated to a new stand-alone building under lease where we occupy the entire first floor, which is approximately 9,440 square feet of office space. This lease runs through December 31, 2022. We lease approximately 3,700 square feet of office space for our downtown Raleigh office which began operations as a full service banking office in December 2007. This lease runs through October 2011. In May 2008, we opened a loan production office in Morehead City, North Carolina where we lease 1,012 square feet of office space under a lease agreement extending through April 30, 2010.

Item 3.	Legal Proceedings.

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined until final resolution of the matter, we do not believe that the resolution of any of these matters will have a material effect upon our financial condition or results of operations in any interim or annual period.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Information

Our common stock is not traded on any exchange. Our stock is listed on the Over-the-Counter Bulletin Board under the symbol “NSBC.OB.” Set forth below for each quarter in 2009 and 2008 is information on the high and low bid and asked prices of our common stock as reported on the Over-the-Counter Bulletin Board.

	High	Low
Fiscal Year Ended December 31, 2009
January 1 through March 31, 2009	$8.00	$5.45
April 1 through June 30, 2009	6.50	4.75
July 1 through September 30, 2009	7.99	5.10
October 1 through December 31, 2009	6.95	2.76

Fiscal Year Ended December 31, 2008
January 1 through March 31, 2008	$14.35	$9.00
April 1 through June 30, 2008	11.50	9.00
July 1 through September 30, 2008	10.90	7.75
October 1 through December 31, 2008	8.00	5.25

As of March 26, 2010, there were approximately 549 shareholders of record. We estimate that there were approximately 1,200 beneficial owners on March 26, 2010.

Dividends

To date, we have not paid any cash dividends. Our ability to pay cash dividends is dependent on the earnings of our subsidiary, North State Bank. Pursuant to the order of the North Carolina Commissioner of Banks approving the organization of North State Bank in 2000, North State Bank could not pay cash dividends for its first three years of operation. In the future, we expect that any earnings will be used for the development of our business as we seek to expand our operations in North Carolina. Subject to these restrictions, the Board of Directors will consider the payment of cash dividends when it is deemed prudent to do so. Further, our ability to declare and pay cash dividends depends upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal law, our income and fiscal condition, tax considerations, and general business conditions. Therefore, we might or might not pay cash dividends on our common stock in the foreseeable future, and it is possible we might never pay cash dividends.

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

Equity Compensation Plans

Set forth below is information on our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	361,711	$4.93	505,748
Equity compensation plans not approved by our shareholders	—	—	—

Total	361,711	$4.93	505,748

Our equity compensation plans consist of the 2000 Stock Option Plan for Employees, the 2000 Stock Option Plan for Non-Employee Directors and the 2003 Stock Plan, all of which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

Comparison of Cumulative Total Return

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2009, with the cumulative total return for the same period on the Russell 2000 Index, the SNL $500M—$1B and SNL Bank Pink Banks Index. The graph assumes that at the beginning of the period indicated $100 was invested in our common stock and the stock of the companies comprising the Russell 2000 Index, the SNL $500M—$1B and SNL Bank Pink Sheets Index, and that all dividends, if any, were reinvested. Prices are based on quotations for our common stock on the Over-the-Counter Bulletin Board.

North State Bancorp

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
North State Bancorp	100.00	103.95	172.45	137.42	75.45	45.81
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00
SNL Bank Pink	100.00	108.47	118.77	107.79	77.32	65.71

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial information for our company as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 and the independent registered public accounting firm’s report thereon are included elsewhere in this report. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

As of or for the Year Ended December 31,
2009	2008	2007	2006	2005
(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$33,440	$36,075	$32,738	$26,412	$18,781
Total interest expense	11,846	15,817	15,439	11,587	6,497

Net interest income	21,594	20,258	17,299	14,825	12,284
Provision for loan losses	5,710	2,755	1,339	69	792

Net interest income after provision for loan losses	15,884	17,503	15,960	14,756	11,492
Noninterest income	534	1,226	1,121	1,174	1,310
Noninterest expense	14,503	14,809	12,033	10,743	8,901

Income before income taxes	1,915	3,920	5,048	5,187	3,901
Provision for income taxes	817	1,555	1,953	1,915	1,463

Net income	$1,098	$2,365	$3,095	$3,272	$2,438

Per Share Data: (1)
Earnings per share - basic	$0.15	$0.33	$0.45	$0.49	$0.38
Earnings per share - diluted	0.15	0.32	0.42	0.46	0.35
Market price:
High	8.00	14.35	21.75	16.66	10.00
Low	2.76	5.25	12.00	9.55	5.43
Close	4.25	7.00	12.75	16.00	9.64
Book value	5.02	4.96	4.52	3.90	3.31

Weighted average shares outstanding:
Basic	7,179,744	7,158,545	6,917,365	6,617,228	6,392,127
Diluted	7,316,292	7,356,364	7,301,377	7,162,121	6,944,169

Selected Year-End Balance Sheet Data:
Total assets	$679,429	$687,581	$547,520	$455,477	$382,438
Loans	521,809	546,357	469,228	345,943	294,175
Allowance for loan losses	8,581	6,376	5,020	3,983	3,679
Deposits	606,888	612,678	457,310	402,078	337,371
Short-term borrowings	6,103	7,782	37,886	10,670	10,006
Long-term debt	27,290	27,311	16,332	11,196	11,215
Shareholders’ equity	36,166	35,546	31,557	26,597	21,140

Selected Average Balances:
Total assets	$695,908	$594,532	$472,827	$398,097	$330,922
Loans	541,576	520,075	393,927	316,620	262,962
Total interest-earning assets	671,649	575,402	454,005	382,899	318,720
Deposits	618,242	512,855	412,125	349,070	293,565
Short-term borrowings	9,236	16,130	14,681	10,784	10,003
Long-term debt	27,291	26,927	11,666	11,205	5,166
Total interest-bearing liabilities	563,999	476,414	349,144	284,504	233,631
Shareholders’ Equity	36,974	34,526	29,219	23,944	20,017

Selected Performance Ratios:
Return on average assets	0.16%	0.40%	0.65%	0.82%	0.74%
Return on average equity	2.97%	6.85%	10.59%	13.67%	12.18%
Net interest spread	2.88%	2.95%	2.79%	2.83%	3.11%
Net interest margin	3.22%	3.52%	3.81%	3.87%	3.85%
Noninterest income to total revenue	2.41%	5.71%	6.09%	7.34%	9.64%
Noninterest income to average assets	0.08%	0.21%	0.24%	0.29%	0.40%
Noninterest expense to average assets	2.08%	2.49%	2.54%	2.70%	2.69%
Efficiency ratio	65.54%	68.93%	65.33%	67.15%	65.48%

Asset Quality Ratios:
Nonperforming loans to period-end loans	3.61%	0.93%	0.66%	0.11%	0.00%
Allowance for loan losses to period-end loans	1.64%	1.17%	1.07%	1.15%	1.25%
Ratio of allowance for loan losses to nonperforming loans	0.46	x	1.26	x	1.62	x	10.03	x	—
Nonperforming assets to total assets	3.26%	1.07%	0.57%	0.09%	0.00%
Net loan charge-offs (recoveries) to average loans	0.65%	0.27%	0.08%	-0.07%	0.06%

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Capital Ratios (2):
Total risk-based capital	12.64%	11.99%	10.32%	10.21%	10.30%
Tier 1 risk-based capital	9.34%	8.85%	9.25%	9.09%	9.09%
Leverage ratio	7.31%	7.39%	8.50%	7.58%	7.53%
Equity to assets ratio	5.32%	5.17%	5.76%	5.84%	5.53%
Average equity to average assets	5.31%	5.81%	6.18%	6.01%	6.05%

Other Data (3)(4):
Number of banking offices	8	8	7	6	5
Number of full time equivalent employees	96	100	99	75	68

(1)	Adjusted for the 3-for-2 stock splits in 2007 and 2006 and the 6-for-5 stock split in 2005, all of which were effected in the form of stock dividends
(2)	Capital ratios are for bank only.
(3)	Includes one loan production office for each of the years 2009, 2008, 2007, 2006 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

The following discussion and analysis is presented to assist in understanding our consolidated financial condition and results of operations for the years ended December 31, 2009 and 2008. You should read this discussion and the related financial data in conjunction with the information set forth under Item 1A “Risk Factors,” and our audited consolidated financial statements and the related footnotes, which are included elsewhere in Item 8 in this report. In 2007 and 2006, we issued a three-for-two stock split and in 2005 we issued a six-for-five stock split. All references in this report to per share results and weighted average common and potential common shares outstanding have been adjusted for the effects of these stock splits. Because we have no operations and our only significant business is the ownership of North State Bank, the following discussion concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, this discussion makes no distinction between our company and the Bank unless otherwise noted.

Recent Market Developments in the Banking Industry

Although recent news indicates the economy may be improving, the economy continues to experience significantly reduced business activity as a result of, among other factors, disruptions in the financial system during 2008 and 2009. Continued declines in the real estate market during the past two years due to falling real estate prices, especially home prices, and increased unemployment and foreclosures, have adversely impacted credit markets, consumer confidence and the broader economy.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover Counties, in North Carolina. In response to the deteriorating economy in our market areas and the resultant impact on our loan portfolio, we significantly increased our allowance for loan losses throughout the year 2009, which significantly reduced our earnings for the year ended December 31, 2009. See the discussions on “Provision for Loan Losses” and “Asset Quality and Allowance for Loan Losses.” The business environment in North Carolina and the markets in which we operate may continue to deteriorate for the foreseeable future which could adversely impact our future earnings.

The resulting effects of this current deep recession on the real estate market and economy could adversely affect the credit quality of our loans and our overall results of operations and financial condition in the future. Further, the U.S. government’s response to the recession and the financial crisis could significantly impact our operations, including the imposition of new laws and regulations.

In 2009, the FDIC took action to raise its assessments on banks as part of its restoration plan for the Deposit Insurance Fund. The FDIC base assessment increase in insurance premiums as well as an emergency special assessment of five basis points was levied against all banks in June 2009, payable on September 30, 2009. The FDIC’s interim rule proposed in February 2009 also provides for an additional emergency special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance coverage for insured banks. The FDIC also required insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment rate was based on the third quarter of 2009 and assumed a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. The entire assessment of $4.9 million is accounted for as a prepaid expense on our balance sheet, as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, we will charge as an expense to our earnings the portion of the prepaid expense applicable to that quarter. The results of the special assessment and increased regular assessments will continue to have a significant impact on our results of operations for 2010 and in the future.

We generally are unable to control the amount of premiums that we are required to pay for FDIC insurance. Additional bank or financial institution failures may require payment of even higher FDIC premiums than the recently increased levels. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations and financial condition.

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government adopted in fourth quarter 2008 the Emergency Economic Stabilization Act and authorized the Department of the Treasury to establish the Troubled Asset Relief Program, or TARP, to purchase equity stakes in a wide variety of banks and thrifts through TARP’s Capital Purchase Program, or CPP. After careful and complete evaluation, our Board of Directors chose not to participate in the CPP. Also, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, as an initiative to counter the system-wide crisis in the nation’s financial sector. We elected to participate in the TLGP, in part, through full FDIC insurance coverage of all non-interest bearing deposit transaction accounts regardless of dollar amount. The program, originally scheduled to end on December 31, 2009, was extended through June 30, 2010.

Description of Business

We are a commercial bank holding company that was incorporated on June 5, 2002. We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of our bank holding company reorganization. In March 2004, we established a subsidiary trust, North State Statutory Trust I, which we refer to as Trust I, to issue trust preferred securities. In December 2005, we established a second subsidiary trust, North State Statutory Trust II, which we refer to as Trust II and in November 2007 we established a third subsidiary trust, North State Statutory Trust III, which we refer to as Trust III. In October 2007, we acquired approximately 5.6% of Beacon Title Agency, LLC, a title insurance agency and subsequently sold our interest in November 2009 for a gain of $18,000. Our only business is the ownership and operation of North State Bank and its three subsidiary trusts.

North State Bank is a North Carolina chartered banking corporation. The Bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the Bank, we currently operate six full-service banking offices located in Raleigh and Garner, North Carolina, one full-service banking office located in Wilmington, North Carolina and one loan production office located in Morehead City, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. The Bank has a subsidiary, North State Financial Services, Inc., which offers brokerage services and wealth management.

Financial Condition at December 31, 2009 and 2008

Total assets as of December 31, 2009 were $679.4 million, a decrease of $8.2 million or 1.2% over December 31, 2008. The decrease in assets is reflected primarily in decreased loan volume and our investment portfolio, offset in part with additional investments in certificates of deposit with other banking institutions, all fully guaranteed by the FDIC. Our loan portfolio of $521.8 million as of December 31, 2009 represents our largest earning asset component at 76.8% of total assets, down from 79.5% as of December 31, 2008 due to a slowdown in loan demand and a continued re-focus on making loans only to those customers with whom we also have a corresponding deposit relationship. Our total short-term earning assets, including certificates of deposit with other banking institutions, grew $24.3 million to $101.2 million while our available for sale investment portfolio decreased $13.0 million to $23.4 million as of December 31, 2009 compared to December 31, 2008. Our deposits were down $5.8 million or 1.0% to $606.9 million as of December 31, 2009, compared to total deposits of $612.7 million at December 31, 2008 primarily due to reductions in wholesale brokered deposits. An increase of $41.4 million in traditional core deposits and slower loan growth during the year 2009 provided the opportunity to reduce our level of wholesale brokered certificates of deposit during 2009 with a goal to cease these non-relationship deposits in early 2010. Our core deposit growth is a result of our efforts to seek opportunities to develop banking relationships with our chosen customers throughout all our markets in general and through the launching of our new property management division “CommunityPLUS.” As of December 31, 2008, deposits by community association management companies represented 18.4% of our total deposits. Success in serving this market led to our launching a division, “Community Plus,” early in February 2009 within the Bank dedicated to growing deposits specifically within this industry. By year-end 2009, deposits provided through this division represented 24.7% of our total deposits.

Short-term borrowings, consisting of securities sold under repurchase agreements and Federal funds purchased decreased $1.7 million from December 31, 2008 to $6.1 million as of December 31, 2009 and long-term borrowings were essentially unchanged.

We continue to have no exposure to subprime loans and chose not to participate in the Capital Purchase Plan of the U.S. Government’s Troubled Asset Relief Program, or TARP.

Substantially all of our investments are accounted for as available for sale and are presented at their fair market value. Our available for sale investment portfolio decreased $13.0 million to $23.4 million as of December 31, 2009 from $36.4 million at December 31, 2008. During January and February 2009, we sold $15.3 million of our U.S. government securities and obligations of U.S. governmental agencies and $1.4 million of our state and municipal securities, respectively, for net gains of $464,000. The decision to sell a substantial part of the securities portfolio was due to concerns over the continued negative downturn in real estate markets and the rising mortgage delinquency and foreclosure rates and the effect of the underlying mortgages on mortgage-backed securities in general. Given the Federal Home Loan Bank, or FHLB, system’s large exposure to non-agency mortgage-backed securities, management felt it was prudent to reduce our exposure to the FHLB debt instruments. The same general concern about the effect of current and possible future economic events led management to conclude it was prudent to reduce our exposure to municipal debt. We have no holdings in Fannie Mae or Freddie Mac preferred stock and no holdings in non-agency mortgage-backed securities. We own $750,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

We had no overnight investments in Federal funds sold as of December 31, 2009 compared to $105,000 as of December 31, 2008 as we continue to utilize our Federal Reserve account for our overnight excess funds. Our interest-earning deposits with banks as of December 31, 2009 included $49.9 million in excess overnight funds in our Federal Reserve account and $1.1 million held at correspondent banks compared to $54.0 million and $958,000, respectively, as of December 31, 2008. Certificates of deposit with numerous federally insured banking institutions increased to $50.2 million as of December 31, 2009 compared to $21.8 million as of December 31, 2008. These certificates of deposit are fully insured by the FDIC with an average remaining maturity of less than seven months.

Our loan portfolio decreased $24.5 million or 4.5% during the year 2009 to $521.8 million as of December 31, 2009 compared to $546.4 million at December 31, 2008. The decline in the loan portfolio reflects loan payoffs and $3.5 million of charge-offs as well as a slow down in new loan demand due to current economic conditions and our continued re-focus on lending only to relationship customers, which began in late 2008. Real-estate-secured commercial loans (excluding construction and land development) decreased approximately $10.7 million and commercial real estate construction and land development loans increased approximately $14.9 million from December 31, 2008; combined, they remain the largest component of our loan portfolio comprising approximately 56.6% and 53.3%, respectively, of the loan portfolio as of December 31, 2009 and 2008. Our concentration in commercial real estate exposes us to more credit and regulatory risk than other types of loans. Real-estate-secured one-to-four family residential loans, one-to-four family construction loans and home equity lines of credit, represented 32.1% of the loan portfolio as of December 31, 2009, a decrease of $15.7 million from December 31, 2008. Non-real estate commercial and industrial loans, which were 8.8% of the loan portfolio as of December 31, 2009, decreased $11.6 million from December 31, 2008. Installment and other consumer loans to individuals decreased $1.2 million from December 31, 2008 and represent less than one percent of the loan portfolio outstanding. During the year 2009, our variable rate loan portfolio was reduced, averaging approximately 32.3% of our total average loans, down from approximately 38.1% during 2008. The prime interest rate remained at 3.25% throughout the year 2009. Our loan portfolio does not include any exposure to sub-prime mortgages.

Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. A continued downturn in the real estate markets in which we operate, specifically New Hanover and Wake Counties, could have an adverse effect on our business, financial condition and results of operations because of loans in these markets secured by real estate. Borrowers may not be able to make current payments on or repay real estate loans and the value of the collateral securing these loans may decline, which would reduce the security for these loans. Also a concentration in real estate loans, specifically commercial real estate loans, has become a focal point of the federal banking regulators. Our concentration in these loans could possibly subject us to adverse comment or action by our federal and state banking regulators, including the FDIC and the Federal Reserve.

The allowance for loan losses was $8.6 million as of December 31, 2009 compared to $6.4 million at December 31, 2008, representing 1.64% and 1.17%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The level of the allowance relative to gross loans was increased primarily due to additional specific reserves for impaired loans as well as overall increases to the general reserve. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of December 31, 2009. We monitor the allowance regularly.

Our premises and equipment grew $2.6 million during 2009 to $14.8 million. The increase reflects additions for costs on construction and furniture and equipment for our new banking office and corporate headquarters in north Raleigh, which we occupied on June 8, 2009. Foreclosed assets increased to $3.3 million as of December 31, 2009 from $2.3 million at December 31, 2008. Assets as of December 31, 2009 also included $4.9 million in prepaid FDIC insurance premiums as required by the November 12, 2009 FDIC assessment amendment.

In total, our deposits decreased $5.8 million to $606.9 million as of December 31, 2009 from $612.7 million as of December 31, 2008. However, as our primary source of relationship-oriented deposits, our core deposits increased $41.4 million to $412.9 million from $371.5 million as of December 31, 2008, representing 68.0% compared to 60.6%, respectively, of our total deposits as of December 31, 2009 and 2008. Slower loan growth and successful building of these core deposits provided the opportunity to reduce non-traditional and generally more volatile wholesale brokered certificates of deposit throughout 2009.

Total time deposits decreased $36.0 million to $269.3 million as of December 31, 2009 compared to $305.3 million as of December 31, 2008. The key reason for the decrease was due to a planned reduction in the level of wholesale brokered time deposits. These brokered deposits were reduced to $20.1 million as of December 31, 2009 from $75.7 million as of December 31, 2008, comprising 7.4% and 24.8%, respectively, of total time deposits as of December 31, 2009 and 2008. Non-brokered internet deposits, which are certificates of deposit issued by means of an internet subscription service, increased a modest $4.6 million over December 31, 2008 to $33.4 million as of December 31, 2009 while other time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program decreased $7.1 million to $21.6 million as of December 31, 2009. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Time deposits over $100,000, excluding internet deposits, increased $10.8 million to $118.8 million as of December 31, 2009. Traditional core time deposits less than $100,000 grew to $75.4 million, up $11.3 million over December 31, 2008. Total time deposits represented 44.4% of our total deposits outstanding as of December 31, 2009, compared to 49.8% as of December 31, 2008.

Interest-bearing transaction deposits which are savings, money market and interest checking accounts, grew to $232.7 million as of December 31, 2009, an increase of $11.9 million over December 31, 2008. These core deposits increased to 38.3% of total deposits as of December 31, 2009 up from 36.0% of total deposits as of December 31, 2008. Non-interest bearing deposits increased to $104.9 million as of December 31, 2009, up $18.3 million or 21.1% over December 31, 2008 and representing an increase to 17.3% of total deposits as of December 31, 2009 from 14.1% as of December 31, 2008. In total, our traditional core deposits, which exclude internet, CDARS, wholesale brokered deposits and time deposits greater than $100,000, increased 11.16% to $412.9 million as of December 31, 2009. Deposit funds from our new property management division, “CommunityPLUS,” contributed $37.2 million of the increase in core deposits since December 31, 2008, of which $13.6 million were non-interest bearing deposits. Our ability to maintain and grow our traditional core deposits is a result of our continued efforts to emphasize relationship banking with our customers in which we aim to obtain the customers’ borrowing and deposit relationship. Our efforts to grow core deposits will continue to be a top priority in the future as we work to build banking relationships in order to further reduce and eventually eliminate non-relationship lending.

We also use borrowings to support our balance sheet growth and management, however, strong core deposit growth during 2009 reduced our need for short-term borrowings for 2009. Short-term borrowings as of December 31, 2009, consisting solely of securities sold under repurchase agreements, were $6.1 million, a decrease of $1.7 million from December 31, 2008. Long-term borrowings remained unchanged from December 31, 2008 at $27.3 million consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $620,000 to $36.2 million as of December 31, 2009. The increase was provided by net income of $1.1 million and the conversion of 27,245 stock options held by directors and employees into common stock. The exercise of these options contributed $98,000 to our total shareholders’ equity. Other comprehensive income components decreased shareholders’ equity as of December 31, 2009 by $695,000.

Investments

Our investment portfolio primarily consists of U.S. Government agency securities, including mortgage-backed securities, or MBSs. The MBSs consist of fixed-rate mortgage securities underwritten and guaranteed by Freddie Mac (FHLMC) and Fannie Mae (FNMA) with Treasury funding commitment under the EESA. Currently, all of our available for sale securities in our investment portfolio are rated AAA by the three major rating agencies. Most all of the securities held in our investment portfolio are available for sale. In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

Available for sale securities are reported at fair value and consist of debt instruments not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported, net of related tax effect, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. During 2008, the Bank purchased corporate bonds for which the Bank has the intent and ability to hold to maturity and report at cost. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in permanent write-downs of the individual securities to their fair value. If we do not intend to sell the security prior to recovery and it is more likely than not we will not be required to sell the impaired security prior to recovery, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Otherwise, the full impairment loss is recognized in earnings. The classification of securities is generally determined at the date of purchase.

The tables below present information on our investment portfolio at the dates indicated.

	As of December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. governmental agencies	$—	$—	$—	$—
State and municipal securities	—	—	—	—
Residential mortgage-backed securities	22,745	686	33	23,398

Total securities available for sale	$22,745	$686	$33	$23,398

Securities held to maturity:
Corporate securities	$750	$—	$57	$693

Total securities held to maturity	$750	$—	$57	$693

	As of December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. governmental agencies	$15,271	$573	$—	$15,844
State and municipal securities	1,434	10	1	1,443
Residential mortgage-backed securities	18,721	407	9	19,119

Total securities available for sale	$35,426	$990	$10	$36,406

Securities held to maturity:
Corporate securities	$750	$—	$14	$736

Total securities held to maturity	$750	$—	$14	$736

	As of December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. governmental agencies	$9,232	$133	$1	$9,364
State and municipal securities	5,993	2	25	5,970
Residential mortgage-backed securities	19,503	118	112	19,509

Total securities available for sale	$34,728	$253	$138	$34,843

The amortized cost, fair value and weighted average yield of securities available for sale at December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2009
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:

Residential mortgage-backed securities
Due within one year	$—	$—	—
Due after one but within five years	715	741	4.38%
Due after five but within ten years	5,824	6,096	4.68%
Due after ten years	16,206	16,561	4.41%

	22,745	23,398	4.48%

Total securities available for sale:
Due within one year	—	—	—
Due after one but within five years	715	741	4.38%
Due after five but within ten years	5,824	6,096	4.68%
Due after ten years	16,206	16,561	4.41%

	$22,745	$23,398	4.48%

Securities held to maturity:
Corporate securities
Due within one year	$—	$—	—
Due after one but within five years	—	—	—
Due after five but within ten years	750	693	4.61%
Due after ten years	—	—	—

	$750	$693	4.61%

Loan Portfolio

Our loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. The policies are reviewed and approved at least annually by the board of directors. Responsibility for loan review, underwriting, compliance and document monitoring resides with the chief credit officer. He is responsible for loan processing and approval. All loans and credit lines are subject to approval procedures and amount limitations. Depending upon the loan requested, approval may be granted by the individual commercial banker, our credit administration officers or, for the largest relationships, the loan committee of our Board of Directors. Any loan exposure in the aggregate greater than $3 million requires the approval of the loan committee. All individual loan authorities are reviewed and approved annually by the chief credit officer and the loan committee.

We currently make loans primarily to our chosen customer groups of professional firms, professionals, property management companies, non-profits, churches and individuals seeking a mutually beneficial banking relationship. Although we have provided loans to builder/developers in the past, we are not actively seeking to fund new loans to this group in the near future. Loans to our customers consist of commercial and consumer real estate loans, business loans and loans to individuals. Throughout 2009, loan growth slowed and declined during the second half of 2009 due to the continued downturn in current economic conditions and our continued re-focus on lending only to relationship customers. Our total loan portfolio decreased $24.5 million, $3.5 million of which was due to loans charged off, from December 31, 2008 to December 31, 2009 compared to year-end over year-end growth for the prior two years of $77.1 million and $123.3 million. Reduced loan activity was reflected in most of our markets. Our New Hanover County market experienced a reduction of $6.6 million in loans from December 31, 2008, $2.5 million of which was due to loans charged off. Loans in this market area however, represent approximately 14.6% of total loans outstanding as of December 31, 2009. The New Hanover market continues to experience deterioration in real estate market conditions more so than our other markets and significantly reduced business activity as a whole due to the effects of the recession. As of December 31, 2009, 69.6% of our nonperforming loans were represented in the New Hanover market area. The remainder of our loan reduction was spread throughout our Wake County market. Our new property management division, “CommunityPLUS” provided $8.6 million in new loan growth for the year 2009. The ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover counties, in North Carolina.

Commercial real-estate-secured construction, land development and other land loans comprised 22.1% and non-farm nonresidential commercial real-estate-secured loans comprised 34.6% of our total loan portfolio as of December 31, 2009. Combined, these loans increased $4.2 million to $295.5 million as of December 31, 2009 and represent 56.6% of total loans outstanding. Non-real estate commercial and industrial loans decreased $11.6 million or 20.2% from December 31, 2008. Commercial loans secured by real estate are principally secured by owner-occupied buildings including professional practices, office, and church properties; and single family rental properties, residential building lots, commercially-zoned land and residential homes. Properties securing these loans are located primarily within our markets of Wake and New Hanover County, North Carolina. These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing. As of December 31, 2009, approximately 31.3% of our loan portfolio was subject to repricing based on variable interest rates compared to 34.8% as of December 31, 2008.

One-to-four family real-estate-secured construction and land development loans decreased $18.1 million from $77.6 million as of December 31, 2008. One-to-four family residential real-estate-secured loans including home equity loans, increased $2.4 million from $105.9 million as of December 31, 2008. In total, these one-to-four family residential loans comprised 32.1% of our total loan portfolio as of December 31, 2009. These loans are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually 90% or less.

While we previously originated mortgage loans and continue to retain a small number in our loan portfolio, we terminated our mortgage loan division in the second quarter of 2008 and since that time we have referred substantially all mortgage loan requests to an unrelated mortgage company. In February 2010, we acquired the operations of that Raleigh-based mortgage lender and intend to promote that business in 2010 and the future.

We do not service loans for other financial institutions. We do not engage in sub-prime mortgage lending. We have no foreign loans and we do not engage in lease financing or loan financing in highly leveraged transactions used for buyouts, acquisitions and recapitalizations.

The table below presents information on our loan portfolio by major category at the dates indicated.

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Loans secured by real estate:
Construction, land development and other land loans	$174,764	33.47%	$177,979	32.55%	$132,254	28.16%	$70,273	20.30%	$59,744	20.29%
Farmland	2,398	0.46%	2,510	0.46%	2,634	0.56%	1,578	0.46%	978	0.33%
One to four family residential	108,229	20.73%	105,869	19.36%	86,262	18.37%	63,474	18.34%	55,850	18.97%
Multifamily residential	5,713	1.09%	5,993	1.10%	4,753	1.01%	7,977	2.30%	3,293	1.12%
Non-farm nonresidential	180,284	34.53%	190,950	34.92%	183,951	39.17%	149,861	43.29%	121,855	41.39%

Non-real estate loans:
Commercial and industrial	45,713	8.76%	57,306	10.48%	53,052	11.30%	46,168	13.34%	42,628	14.48%
Consumer and other	4,986	0.96%	6,166	1.13%	6,703	1.43%	6,853	1.97%	10,075	3.42%

Subtotal	522,087	100.00%	546,773	100.00%	469,609	100.00%	346,184	100.00%	294,423	100.00%

Unamortized net deferred loan fees	(278)		(416)		(381)		(261)		(248)

Total loans	$521,809		$546,357		$469,228		$345,923		$294,175

The table below presents as of December 31, 2009 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates.

	As of December 31, 2009
	Due within one year		Due after one year but within 5		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Variable rate loans:
Real estate - construction	$17,703	5.08%	$1,951	5.84%	$109	6.36%	$19,763	5.16%
Real estate - commercial	49,283	4.33%	27,864	4.02%	5,111	3.68%	82,258	4.18%
Commercial and industrial loans	17,614	4.38%	1,572	4.13%	120	1.64%	19,306	4.34%
Installment loans	438	3.57%	—	0.00%	—	0.00%	438	3.57%
Equity Lines	2,730	3.52%	29,353	3.44%	389	4.04%	32,472	3.45%

Total at variable rates	87,768	4.46%	60,740	3.80%	5,729	3.71%	154,237	4.17%

Fixed rate loans:
Real estate - construction	10,702	6.19%	40,063	6.86%	20,333	7.05%	71,098	6.81%
Real estate - residential	4,291	6.07%	15,504	6.16%	13,645	5.91%	33,440	6.05%
Real estate - commercial	47,069	5.99%	125,679	6.55%	36,178	6.44%	208,926	6.40%
Commercial and industrial loans	11,989	5.30%	17,825	6.64%	2,533	6.49%	32,347	6.13%
Installment loans	1,915	8.20%	970	6.71%	28	5.88%	2,913	7.68%

Total at fixed rates	75,966	5.97%	200,041	6.59%	72,717	6.51%	348,724	6.44%

Subtotal	163,734	5.16%	260,781	5.94%	78,446	6.31%	502,961	5.74%

Nonaccrual loans	18,848		—		—		18,848

Loans, gross	$182,582		$260,781		$78,446		$521,809

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity is not considered in this table. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Asset Quality and the Allowance for Loan Losses

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis. We generally place loans on a non-accrual basis when a loan becomes 90 days past due and/or in management’s opinion the borrower may be unable to meet payments as they become due. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans considered troubled debt restructurings occur when for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered, including the reduction of interest rates below a rate otherwise available to that borrower or the forgiveness of interest or principal due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Potential problem loans are loans that are currently performing in accordance with the original terms of the loan and are not a component of nonperforming assets but are closely monitored as a result of information regarding possible credit problems of the related borrowers. Our nonperforming assets as of December 31, 2009 were comprised of $17.0 million in non-accrual loans, $1.8 million in troubled debt restructurings that were also non-accrual, and foreclosed assets of $3.3 million. In addition, as of December 31, 2009, $200,000 of accruing loans were past due 90 days or more.

Due to the continued weakening of the real estate market in 2008 and 2009 and a substantial portion of our loan portfolio consisting of real-estate-secured construction and real-estate-secured commercial loans, we added one additional full-time employee to our credit risk management function and increased a part-time position to full-time during 2008. During 2009, we also pulled in another part-time position to provide specific assistance with loans in the New Hanover market area from another of our banking offices. The additional staff assists in the monitoring of our asset quality and management of problem loans, particularly real-estate-secured construction and commercial loans. Also in 2008, we increased our frequency of review and monitoring of this portfolio.

Nonperforming loans increased to $18.8 million or 3.61% of loans as of December 31, 2009 compared to $5.1 million or .93% of period-end loans as of December 31, 2008. As of December 31, 2009, $14.5 million or approximately 76.8% of our nonperforming loans were commercial and one-to-four family real-estate-secured construction, land development and other land loans of which approximately $8.2 million or 57.5% were in the New Hanover County market area. Commercial real-estate-secured non-farm nonresidential loans represented $2.2 million or approximately 11.4% of nonperforming loans as of year-end of which $1.8 million or 82.8% were in the New Hanover County market area. The substantial increase in nonperforming loans as of December 31, 2009 compared to December 31, 2008, is primarily attributable to 11 borrowers with various commercial and residential real-estate-secured loans aggregating $13.6 million, with $10.8 million or 79.3% located in our New Hanover County market area. The largest exposure to any one borrower included in our non-performing loans was $2.7 million. The real estate loans to these 11 borrowers are secured by various properties including an owner-occupied commercial building, single family rental properties, residential building lots, commercially-zoned land, residential homes and certificates of deposit. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves of $2.2 million on these loans were necessary in addition to partial charge-offs of $73,000. Our impairment analysis of the remaining $5.3 million of nonperforming loans resulted in additional impairment reserves of $389,000 and partial charge-offs of $364,000. The $4.0 million nonperforming loans with corresponding impairment reserves of $389,000 were represented by 40 loans to 21 borrowers with an average loan balance of less than $132,000. Included in the above impaired loans are three loans for $1.8 million for residential real estate which were restructured due to the financial difficulties of the borrower to forgive all accrued interest. The restructured loans remain on nonaccrual status as of December 31, 2009. There were no restructured loans as of December 31, 2008.

As of December 31, 2009, we also identified and evaluated $1.4 million of potential problem loans, primarily as a result of information regarding possible, although not probable, credit problems of the related borrowers. These loans were performing in accordance with the original terms of the loans as of December 31, 2009 with the exception of two loans that were 30-89 days past due. Management considered these loans in assessing the adequacy of our allowance for loan losses. These loans were represented by eight individual loans to seven borrowers with an average loan balance of less than $180,000. Approximately $909,000 of these potential problem loans are secured by real estate and the remainder are secured with receivables, equipment or are unsecured. As of December 31, 2008, loans of $3.5 million were identified as potential problem loans all of which were performing in accordance with the original terms of the loans and not past due with the exception of two loans that were 30-89 days past due. The loans were represented by 17 individual loans, to 11 borrowers. A single commercial real estate loan of $1.9 million was the largest represented as of December 31, 2008. Subsequently, this loan was partially charged off during 2009 for $404,000 and the remaining balance of $1.5 million is included in nonaccrual loans above as of December 31, 2009. In total, approximately $1.1 million of the $3.5 million of loans considered as potential problem loans as of December 31, 2008 were subsequently charged off during 2009.

Foreclosed assets of $3.3 million as of December 31, 2009 consists of 16 properties acquired through foreclosure with the largest dollar value representing $1.6 million, net of valuation allowance, in a commercial building acquired from the settlement of a loan attributable to a single-practice physician who died unexpectedly. The property is currently under tenant lease and under contract for sale in early 2010. Due to the continued downturn in the Wake County real estate market, the property underwent revaluation in the fourth quarter of 2009, resulting in a valuation loss on the property of $442,000 which is included in provision for foreclosed assets in our consolidated statements of operations included in this report. Also included in foreclosed assets are four new residential construction properties and one residential building lot acquired through foreclosure from an individual residential real estate builder representing approximately $704.000. The remaining properties included in foreclosed assets average less than $100,000. Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. In addition to the $442,000 valuation loss on the property noted above, valuations on the remaining foreclosed assets during the fourth quarter of 2009 resulted in valuation losses of $255,000. During the year ended December 31, 2009, sales of six foreclosed properties with a carrying value of $820,000 were sold net of selling costs for $782,000 resulting in net losses of $38,000. After review of recent appraisals of the foreclosed assets as of December 31, 2009, we believe the fair values, less estimated costs to sell equals their current carrying value. Foreclosed assets as of December 31, 2008 consisted of four properties totaling $2.3 million with the largest dollar value of $2.1 million representing the commercial building acquired from the deceased physician discussed above.

The following table presents for the dates indicated, information about foreclosed assets.

	December 31,
	2009	2008
	(Dollars in thousands)
Foreclosed assets beginning of year	$2,276	$—

Loans transferred to foreclosed assets	2,376	2,276
Expenditures on foreclosed assets	136	—
Proceeds of sales, net of selling expenses	(782)	—
Net loss on sale of foreclosed assets	(38)	—

	3,968	2,276
Valuation allowance for foreclosed assets	(697)	—

Foreclosed assets end of year	$3,271	$2,276

Fair value of foreclosed assets is based on recent appraisals or discounted collateral values for properties in which recent appraisals were not available.

The tables below set forth for the dates indicated information about our non-performing assets.

	As of December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands)
Nonaccrual loans	$17,009		$5,057		$3,103		$397		$—
Restructured loans	1,839		—		—		—		—

Total nonperforming loans	18,848		5,057		3,103		397		—

Foreclosed assets	3,271		2,276		—		—		—

Total nonperforming assets	$22,119		$7,333		$3,103		$397		$—

Accruing loans past due 90 days or more	$200		$—		$492		$—		$—
Potential problem loans	1,433		3,494		327		242		—
Allowance for loan losses	8,581		6,376		5,020		3,983		3,679

Nonperforming loans to period end loans	3.61%		0.93%		0.66%		0.11%		0.00%
Allowance for loan losses to period end loans	1.64%		1.17%		1.07%		1.15%		1.25%
Nonperforming assets to loans and foreclosed assets	4.21%		1.34%		0.66%		0.11%		0.00%
Nonperforming assets to total assets	3.26%		1.07%		0.57%		0.09%		0.00%
Ratio of allowance for loan losses to nonperforming loans (x)	0.46	x	1.26	x	1.62	x	10.03	x	—	x

	As of December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands)
Nonperforming Loans:
Loans secured by real estate:
Construction, land development and other land loans	$14,484		$4,223		$133		$—		$—
Farmland	—		—		—		—		—
One to four family residential	1,738		16		—		—		—
Multifamily residential	—		—		—		—		—
Non-farm nonresidential	2,152		480		1,958		—		—

Non-real estate loans:
Commercial and industrial	438		288		1,012		397		—
Consumer and other	36		50		—		—		—

Total nonperforming loans	$18,848		$5,057		$3,103		$397		$—

Foreclosed assets:
Construction, land development and other land	$1,647		$210		$—		$—		$—
Farmland	—		—		—		—		—
One to four family residential	—		—		—		—		—
Multifamily residential	—		—		—		—		—
Non-farm nonresidential	1,624		2,066		—		—		—

Total foreclosed assets	$3,271		$2,276		$—		$—		$—

Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Net charge-offs were $3.5 million for the year ended December 31, 2009 compared to net charge-offs of $1.4 million for the prior year. Of the loans charged off for the year ended December 31, 2009 approximately 78.9% were secured by real estate. Approximately 73.5% of the real-estate-secured loans were primarily located in our New Hanover County market area. Real-estate-secured construction, land development loans for commercial and one-to-four family residential properties represented $1.7 million or 48.3%, one-to-four family residential loans represented $896,000 or 25.5% and commercial non-farm nonresidential loans represented $178,000 or 5.1% of total charge-offs for 2009. Non-real estate commercial and industrial loans of $636,000, or 18.1% of total charge-offs, were charged off during 2009. As of December 31, 2009, our allowance as a percentage of loans was 1.64%, up from 1.17% as of December 31, 2008. We provided for probable losses through specific impairment reserve allowances of $2.6 million on $17.1million of non-performing loans. Our allowance for loan loss model also provided approximately $290,000 of reserves for $1.4 million potential problem loans. Detail regarding impaired and potential problem loans is discussed above. As a result, the increase in the level of the allowance relative to gross loans resulted primarily from the increase in the actual impairment allocated to specific loans. In total, the actual impairment reserve increased to $2.9 million as of December 31, 2009 from $1.2 million as of December 31, 2008, representing an approximate 32 basis point increase in the allowance as a percentage of total loans outstanding. The remaining 15 basis point increase in the allowance as a percentage of total loans outstanding was predominantly due to a higher general reserve due to overall increases in risk factors applied to the general non-impaired pool of loans, net of decreases for loans charged off and loan repayments. Risk factors are examined for trends and the risk that they represent to our loan portfolio and have increased overall due to changes in general economic trends such as payment performance, loan delinquency and charge-off rates, unemployment, changes in risk ratings and the interest rate environment. The allowance for loan losses was established at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of December 31, 2009. We regularly monitor our loan portfolio and our allowance for loan losses, as discussed below.

Management evaluates the adequacy of our allowance for loan losses on a monthly basis. The evaluation of the allowance for loan losses is divided into two components. A general reserve allowance is calculated on the current loan portfolio for the homogeneous or general pool of loans and a separate reserve is determined for loans that are individually analyzed for impairment. In evaluating the allowance for loan losses, we prepare on a monthly basis an analysis of our current homogeneous group of loans using historical loss rates, other identified factors, and data from our loan portfolio. Beginning in the fourth quarter of 2009, we adopted a factor methodology to apply a charge-off rate to our performing loan portfolio. This methodology utilizes three components to determine factors to apply to this section of our loan loss model which is subdivided by nine categories of loans. The factors applied to the nine loan categories include charge-off history, current impairments and management’s judgment. We currently utilize the Bank’s charge-off history for the past 24 months which represents the period of most severe economic stress in our Bank’s history. The charge-off history review results in a determination by loan category of where our charge-offs have historically occurred which allows us to determine a risk factor for the historical charge-off risk of each given loan category. We review the current impairments by loan category as we consider these as a predictor of future charge-offs to determine a risk factor for each given loan category. Management’s determination of the charge-off history and current impairments determines a range of factors for each loan category. The individual ranges from charge-off history and current impairments are added together to arrive at a final factor range. Management then uses its judgment based on internal and external items to determine the final factor. An estimated reserve allowance for the performing portfolio is then calculated from the final risk factors for each category of loan applied to the five-year weighted average annual charge-off rate. We also have identified seven qualitative factors that are considered indicators of changes in the level of risk of loss inherent in our loan portfolio. These factors consider the risk of payment performance, overall portfolio quality (utilizing weighted average risk rating), general economic factors such as unemployment, delinquency and charge-off rates, regulatory examination results, interest rate environment, levels of highly leveraged transactions (as defined in Section 365.2 of the FDIC regulations) and levels of construction, development and non-owner occupied commercial real estate lending. These factors are examined for trends and the risk that they represent to our loan portfolio. Each of these factors is assigned a level of risk and this risk factor is applied to only the general pool of loans to calculate the appropriate allowance. In addition to the general reserve, all loans risk rated “substandard”, “doubtful” and “loss” are reviewed for probable losses and if management determines a loan to be impaired it is removed from its homogeneous group and individually analyzed for impairment. A loan is considered impaired when it is considered probable that all amounts due under the contractual terms of the loan will not be collected when due. We have established policies and procedures for identifying loans that should be considered for impairment such as credit risk reviews, a watch list, delinquency monitoring and specific market, product and concentration reviews. Other groups of loans may be selected for impairment review. For loans determined to be impaired, the specific allowance is based on the present value of expected cash flows or the fair value of the collateral or the loan’s observable market price. Using the combined data gathered during this monthly evaluation process, the model calculates an estimated reserve amount.

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Also, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management. Additional information regarding our allowance for loan losses and loan loss experience is presented in Note E to our consolidated financial statements included in this report. If the economy continues to languish or deteriorate, our borrowers could be negatively impacted which could result in continued increased charge-offs and non-performing loans, which could require us to increase our allowance for loan losses.

The table below provides information on our allocation of our allowance for loan losses among various loan categories at the dates presented.

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount (2)	% of Total Loans (1)	Amount (2)	% of Total Loans (1)	Amount (2)	% of Total Loans (1)
	(Dollars in thousands)
Real estate secured:
Construction, land development and other land loans	$5,590	33.47%	$1,953	32.55%	$1,414	28.16%	$809	20.30%	$747	20.29%
Farmland	2	0.46%	10	0.46%	28	0.56%	18	0.46%	12	0.33%
One to four family residential	864	20.73%	1,019	19.36%	922	18.37%	730	18.34%	698	18.97%
Multifamily residential	5	1.09%	22	1.10%	51	1.01%	92	2.30%	41	1.12%
Non-farm nonresidential	1,129	34.53%	1,288	34.92%	1,966	39.17%	1,724	43.29%	1,522	41.39%

Non-real estate:
Commercial and industrial	950	8.76%	2,005	10.48%	567	11.30%	531	13.34%	533	14.48%
Consumer and other	41	0.96%	79	1.13%	72	1.43%	79	1.97%	126	3.42%

	$8,581	100.00%	$6,376	100.00%	$5,020	100.00%	$3,983	100.00%	$3,679	100.00%

(1)	Represents the percent of total loans outstanding by loan type. This allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.
(2)	Represents an estimated allocation of the allowance for loan losses based on loans outstanding in each category as a percent of total loans outstanding.

The table below presents information regarding the changes in our allowance for loan losses at or for the years indicated.

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loan outstanding at the end of the year	$521,809	$546,357	$469,228	$345,943	$294,175

Average loans outstanding during the year	$541,576	$520,075	$393,927	$316,620	$262,962

Allowance for loan losses at beginning of year	$6,376	$5,020	$3,983	$3,679	$3,053
Provision for loan losses	5,710	2,755	1,339	69	792

	12,086	7,775	5,322	3,748	3,845

Loans charged off:
Loans secured by real estate:
Construction, land development and other land loans	1,694	123	—	—	—
Farmland	—	—	—	—	—
One to four family residential	896	148	—	—	32
Multifamily residential	—	—	—	—	—
Non-farm nonresidential	178	45	—	—	—

Non-real estate loans:
Commercial and industrial	636	805	299	—	169
Consumer and other	106	284	3	5	5

Total charge-offs	3,510	1,405	302	5	206

Recoveries of loans previously charged off:
Loans secured by real estate:
Construction, land development and other land loans	—	—	—	—	(4)
Farmland	—	—	—	—	—
One to four family residential	(1)	—	—	(230)	(5)
Multifamily residential	—	—	—	—	—
Non-farm nonresidential	—	—	—	—	—

Non-real estate loans:
Commercial and industrial	(4)	(6)	—	(2)	(22)
Consumer and other	—	—	—	(8)	(9)

Total recoveries	(5)	(6)	—	(240)	(40)

Net charge-offs/(recoveries)	3,505	1,399	302	(235)	166

Allowance for loan losses at end of year	$8,581	$6,376	$5,020	$3,983	$3,679

Ratios:
Nonperforming loans to period-end loans	3.61%	0.93%	0.66%	0.11%	0.00%
Allowance for loan losses as a percent of loans at end of year	1.64%	1.17%	1.07%	1.15%	1.25%
Net charge-offs (recoveries) as a percent of average loans	0.65%	0.27%	0.08%	-0.07%	0.06%

Deposits

Our deposits are the primary source of our funds for loans and investments. Our deposit strategy is to raise our deposits in our market areas (other than Carteret County where we have a loan production office only) through relationship banking wherein we do not lend to a customer without a deposit relationship. We believe that the great majority of our deposits are from individuals and entities located in our market areas and an increasing concentration of deposits from community association management companies located within and outside of our market area. As of December 31, 2009, deposits by community association management companies represented 24.7% of our total deposits, up from 18.4% as of December 31, 2008 due to our success in serving this market and the launching of our “Community Plus,” division early in February 2009.

Our traditional core deposits of demand deposits, savings, money market and interest checking accounts and non-internet time deposits less than $100,000 grew a strong $41.4 million or 11.2% to $412.9 million as of December 31, 2009, representing 68.0% of total deposits outstanding as of December 31, 2009. A slowdown in loan growth combined with the successful building of core deposits through our “Community Plus” division and throughout our markets in general provided the opportunity to reduce non-traditional and generally more volatile wholesale brokered certificates of deposit throughout 2009. As of December 31, 2009, our total deposits included $20.1 million in wholesale brokered certificate of deposit funds representing 3.3% of total deposits, down from $76.7 million or 12.3% of total deposits as of December 31 2008. Our strong core deposit growth allowed us to reduce the level of wholesale brokered certificates of deposit without adding significantly to our internet deposits as well. Certificates of deposit issued by means of an internet subscription service were up only $4.6 million to $33.4 million, representing 5.5% of total deposits outstanding as of December 31, 2009 compared to 4.7% for the prior year end. Non-internet time deposits greater than $100,000 were up $10.8 million over the prior year end to $118.8 million as of December 31, 2009, representing 19.6% of total deposits outstanding. Time deposits generated through the CDARS program totaled $21.6 million as of December 31, 2009, representing 3.6% of total deposits outstanding. We continually seek opportunities to expand and develop our banking relationships with our customers to build core deposits and minimize our level of non-traditional deposit funds, particularly wholesale brokered deposits. We anticipate and plan to eliminate our wholesale brokered certificates of deposit early in 2010 by our continued efforts to build upon our existing and new banking relationships with our chosen customers throughout all our markets in general as well as from our continued success through our property management division “Community Plus”.

The table below presents information on our average deposits for the years presented.

	For the Year Ended December 31,
	2009		2008		2007
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Savings, NOW and money market	$229,016	0.90%	$212,885	2.18%	$181,377	3.79%
Time deposits over $100,000	141,852	2.98%	98,494	4.59%	77,784	5.23%
Other time deposits	156,604	2.83%	121,978	3.96%	63,636	4.90%

Total interest-bearing deposits	527,472	2.04%	433,357	3.23%	322,797	4.36%

Non-interest-bearing deposits	90,770		79,498		89,328

Total deposits	$618,242	1.74%	$512,855	2.73%	$412,125	3.41%

The following table presents the amounts and maturities of deposits with balances of $100,000 or more:

As of December 31, 2009
(Dollars in thousands)
Remaining maturity:
Less than three months	$36,670
Three to six months	27,760
Six to twelve months	46,543
Over twelve months	23,168

Total	$134,141

Borrowings

The following table sets forth certain information regarding our short-term borrowings for the periods indicated.

	As of and For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased
Balance outstanding at end of period	$6,103	$7,782	$23,886
Maximum amount outstanding at any month end during the period	16,754	22,342	23,886
Average balance outstanding	9,236	11,089	12,459
Weighted-average interest rate during the period	0.36%	1.94%	3.32%
Weighted-average interest rate at end of period	0.36%	0.37%	4.49%

Federal Home Loan Bank advances
Balance outstanding at end of period	$—	$—	$14,000
Maximum amount outstanding at any month end during the period	—	23,000	14,000
Average balance outstanding	—	5,041	2,222
Weighted-average interest rate during the period	0.00%	2.80%	4.55%
Weighted-average interest rate at end of period	0.00%	0.00%	4.56%

Total short-term borrowings:
Balance outstanding at end of period	$6,103	$7,782	$37,886
Maximum amount outstanding at any month end during the period	16,754	31,988	37,886
Average balance outstanding	9,236	16,130	14,681
Weighted-average interest rate during the period	0.36%	2.21%	3.51%
Weighted-average interest rate at end of period	0.05%	0.05%	4.52%

Results of Operations For the Years Ended December 31, 2009 and 2008

Overview. For the year ended December 31, 2009, our net income was $1.1 million compared to $2.4 million for the year ended December 31, 2008, a decrease of $1.3 million or 53.6%. Diluted net income per share of common stock was $0.15 in 2009 and $0.32 in 2008. The decrease in earnings was primarily attributable to: additional provision for loan losses due to higher levels of impaired loans and increases in risk factors to the loan portfolio in general; significantly higher FDIC assessments in general plus a one-time special assessment levied against all banks in June 2009; losses on the re-valuation and sales of foreclosed assets; operating expenses related to foreclosed assets; and the impact of a $13.8 million increase in nonaccrual loans that required the reversal of recognized interest income at the time of placement on nonaccrual status and loss of future interest income. The overall decrease in earnings was minimized through several cost savings initiatives as well as savings from shifts in deposits; expense reducing initiatives such as the temporary suspension to our company’s 401(k) match, fees to our corporate board members, the elimination of incentive bonuses and merit increases for the year and other cost savings in general; and a change in deposit mix, specifically a higher level of non-interest bearing accounts.

As of December 31, 2009 compared to the prior year, net interest income increased $1.3 million, provision for loan losses increased $3.0 million, noninterest income decreased $692,000 and noninterest expense decreased $306,000. Return on average assets was 0.16% in 2009 versus 0.40% in 2008 and .65% in 2007 while return on average equity was 2.97%, 6.85% and 10.59% for the years ended December 31, 2009, 2008 and 2007, respectively.

Net Interest Income. Net interest income was $21.6 million for the year ended December 31, 2009, an increase of $1.3 million or 6.6% over the year ended December 31, 2008. The increase in net interest income was attributable to overall growth in average interest-earning assets which helped to offset declines in yields; a change in deposit mix; and the impact of the lower interest rate environment on our funding costs. Interest income for the year ended December 31, 2009 decreased $2.6 million or 7.3% over the prior year period while interest expense for the same period decreased $4.0 million or 25.1%.

The overall decrease in interest income over the prior year was primarily due to lower yields on our average earning assets as well as the effect of a substantially higher level of nonaccrual loans over the prior year. The Wall Street Journal prime rate for the year ended December 31, 2009 averaged 184 basis points lower than in 2008. Comparatively, yields on our average interest-earning assets were 129 basis points lower. The lower yields on our average interest-earning assets reduced interest income approximately $4.9 million. Combined with the effect of lower yields, a higher level of loans where interest accrual was discontinued also resulted in lower interest income. Nonaccrual loans increased to $18.8 million as of December 31, 2009 compared to $5.1 million as of December 31, 2008, representing an approximate $704,000 loss in interest income for the year. Average earning asset growth, primarily loans and certificates of deposits with banks, provided approximately $2.3 million of additional interest income. A significant portion of the increase in average earning assets, $49.0 million and $34.9 million, respectively, was in lower yielding earning assets consisting of certificates of deposit with banks and other interest-earning deposits with banks with average yields of approximately 1.76% and 0.25%, respectively. The loan portfolio, our highest yielding asset with an average yield of 5.77%, grew on average $21.5 million over the prior year with most of the growth occurring during the first half of the year. Overall, total interest income decreased $2.6 million.

As with interest income, lower interest rates were the primary factor for the overall decrease in interest expense. Total interest expense decreased $4.0 million from the previous year. Lower interest rates as a result of repricing our interest-bearing deposits to reflect market conditions reduced total interest expense by approximately $7.0 million. Growth in average interest-bearing deposits of $94.1 million, primarily time deposits over $100,000, increased total interest expense by approximately $3.1 million for the year ended December 31, 2009 compared to the prior year. Interest expense on average short-term and long-term borrowings decreased $323,000 and $393,000, respectively, over the prior year primarily due to lower interest rates on these borrowings as they repriced in the declining rate environment and a decrease of $6.9 million in average short-term borrowings.

Other factors affecting our net interest income for the year 2009 include the effect of our average earning assets volume outpacing our average interest-bearing liabilities and an increase in average noninterest-bearing demand deposits. Non-interest-bearing deposits increased to $90.8 million, an increase of $11.3 million over the year 2008. These deposit funds declined on average $9.8 million during 2008 due to a requirement of the North Carolina State Bar for our attorney trust account customers to transition from noninterest-bearing demand deposit accounts to interest-bearing checking accounts by the end of June 30, 2008. The increase in 2009 was in large part due to our “CommunityPlus” division which provided on average an increase of approximately $14.1 million in these funds for the year.

The average yield on our earning assets during 2009 was 4.98% compared to 6.27% during 2008, down 129 basis points. During the same period, the average cost of our interest-bearing liabilities decreased by 122 basis points to 2.10% for the year 2009. The yield and rate decreases primarily reflect rate declines, principally changes to the prime lending rate. For the year 2009, the national prime lending rate averaged 184 basis points lower than the prior year. The national prime lending rate remained at 3.25% for the year 2009. Overall our net interest margin declined 30 basis points to 3.22% during 2009 compared to 3.52% during 2008.

Provision for Loan Losses. The provision for loan losses increased $3.0 million or 107.3% to $5.7 million for the year ended December 31, 2009, compared with $2.8 million for the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for year 2009 is principally in response to an increase in impaired loans and overall increases to risk factors to the general reserve. Net charge-offs were $3.5 million or .65% of average loans and $1.4 million or .27% of average loans, respectively, for the years ended December 31, 2009 and 2008. The allowance for loan losses was $8.6 million as of December 31, 2009 and $6.4 million as of December 31, 2008, representing 1.64% and 1.17%, respectively, of loans outstanding as of December 31, 2009 and 2008. See “Asset Quality and the Allowance For Loan Losses” above for more detail.

Non-interest Income. For the year ended December 31, 2009, our non-interest income was down $692,000 to $534,000 from $1.2 million for the corresponding prior year. Included in non-interest income for 2009 are net security gains of $464,000 from our available for sale portfolio; the loss from the write-off of our stock investment in our lead correspondent bank of $134,000; and the losses on revaluation and sales of foreclosed assets of $735,000. Excluding net security gains, investment loss and recognized losses on foreclosed assets, non-interest income decreased $280,000 to $939,000, compared to $1.2 million for the corresponding prior year. Service charges and fees on deposit accounts were substantially unchanged from the prior year at $432,000 compared to $428,000 for the year 2008. Merchant, other loan fees and other income were down $284,000 over the prior year period. Merchant and other loan fees were down $384,000 due to decreased new loan and modified loan activity. We began efforts at the beginning of 2008 to dissolve our mortgage operations by the end of June 2008, resulting in a decrease in mortgage operation fees of $72,000 from the prior year. Rental income on foreclosed assets and other bank owned property provided an additional $160,000 in non-interest income for the year 2009. Fees from annuity sales and other fees generated from wealth management services provided $117,000 in non-interest income, down $51,000 over the prior year period. As a percentage of average assets, non-interest income decreased to .08% for the year 2009 compared to .21% for the year 2008. In late 2009, we sold our 5.6% equity interest in a title insurance agency at a gain of $18,000.

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Total non-interest expense, including $1.4 million in increased FDIC insurance premiums in 2009, decreased $306,000 to $14.5 million for the year ended December 31, 2009 compared to $14.8 million for the year ended December 31, 2008. The reduction in expense is a direct result of cost savings initiatives we began early in 2009 in an effort to partially offset increasingly higher regulatory assessments, specifically FDIC insurance premiums, as well as any other unexpected changes due to the current economic environment. In the aggregate, total non-interest expense, including FDIC insurance premiums, as a percentage of average total assets decreased to 2.08% for the year 2009 compared to 2.49% for year 2008. FDIC insurance premiums represented .25% and .07%, respectively, of average total assets for the years ended December 31, 2009 and 2008.

Salaries and other personnel expense represent our largest expense category at $6.4 million for the year 2009, down $1.7 million from $8.1 million for the year 2008. Full time equivalent employees were down four employees from the prior year period due to organizational consolidations. Our efforts to reduce noninterest expense provided much of the decrease in overall personnel expense.

For the year ended December 31, 2009 compared to 2008, incentive and other payroll bonuses decreased approximately $192,000, 401(k) retirement expense was down $216,000 while salaries and other related benefits and costs decreased approximately $655,000. The remaining decrease in overall personnel expense is primarily the result of higher per loan origination cost adjustments implemented in late 2008, increasing the amount of deferred personnel-related origination costs on new and modified loans. As a percentage of average assets, personnel expense decreased to .92% for the year 2009 compared to 1.37% for the year 2008.

Occupancy and equipment costs increased $249,000 to $2.8 million for the year ended December 31, 2009 compared to the prior year. The increase reflects additional depreciation and other occupancy costs on our new multi-story building for our north Raleigh banking office and new corporate offices which opened on June 8, 2009.

Other non-interest expenses increased $1.1 million over the prior year primarily due to increased regulatory expenses. FDIC insurance assessments increased $1.4 million or 346.0% over the prior year due to higher regulatory rate requirements. The FDIC increased the base assessment insurance premiums and also imposed a special assessment of five basis points that was levied against all banks in June 2009. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation-Insurance Assessments.” Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Additional costs for 2009 include outsourced software services for our customers in the “CommunityPLUS” division, approximately $285,000 for the year ended December 31, 2009. In total, outsourced data processing fees were up $346,000 over the prior year. Fees for directors were down $182,000 compared to the prior year as a result of a decision to suspend corporate director fees for 2009. An increased emphasis on reducing other noninterest expense wherever possible resulted in decreases in postage, printing and office supplies of $49,000, advertising and promotion expense of $195,000 and donations of $56,000. Expenses related to foreclosed assets added $165,000 in non-interest expense over the prior year. There were no other significant changes in other noninterest expenses.

Income Taxes. We recorded $817,000 in income tax expense for the year ended December 31, 2009 and $1.6 million for the year ended December 31, 2008. Income tax expense as a percentage of pretax income was 42.7% for 2009 and 39.7% for 2008. The effective tax rate was higher in 2009 primarily due to fewer permanent tax differences compared to the prior year. Management has evaluated our tax positions and has concluded that we have no uncertain tax positions.

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

In addition to an increase in average interest-bearing deposit volume, a change in the mix of average deposits also was a factor in the increase in interest expense. Savings, money market and interest checking accounts as a percentage of average interest-bearing deposits declined to 49.1% for the year 2008 compared to 56.2% for the year 2007. For the year ended December 31, 2008, these funds paid an average rate of 2.18%. Higher costing wholesale brokered certificates of deposits, included in other time deposits, averaged $38.6 million or 8.9% of average interest-bearing deposits for the year 2008, compared to $1.3 million or .4% for the prior year period. For the year ended December 31, 2008, these higher-costing funds, which were added to provide additional funds to support our loan growth and liquidity, paid an average rate of 3.48%. Non-interest-bearing deposits decreased to 15.5% of average total deposits for the year 2008 compared to 21.7% for the year 2007. Noninterest-bearing demand deposits declined throughout the year as deposits from our attorney trust account customers transitioned from noninterest-bearing demand deposit accounts to interest-bearing checking accounts by the end of June 30, 2008 as required by the North Carolina State Bar.

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

Provision for Loan Losses. We recorded $2.8 million in provision for loan losses in 2008 compared to $1.3 million recorded in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by our management. The increase in the provision during 2008 is principally in response to probable losses identified in our evaluation of impaired loans throughout the year. During 2008, net loan charge-offs were $1.4 million compared to net charge-offs of $302,000 for the year 2007. The allowance for loan losses was $6.4 million at December 31, 2008 and $5.0 million at December 31, 2007, representing 1.17% and 1.07%, respectively, of loans outstanding at December 31, 2008 and 2007. See “Asset Quality and the Allowance For Loan Losses” above for more detail.

Non-interest Income. Non-interest income is derived primarily from service charges and fees on deposit accounts and other loan fees. For the year-ended December 31, 2008, we recognized a modest increase in non-interest income of $105,000 to $1.2 million from $1.1 million for the corresponding prior year. We began efforts at the beginning of 2008 to dissolve our mortgage operations by the end of June 2008, resulting in the decrease of $158,000 in mortgage operation fees from the prior year. Mortgage operations were terminated as of June 30, 2008. Service charges and fees on deposits increased $115,000 for the year 2008 compared to the prior year due to efforts to reduce the volume of fees waived on accounts and lower earnings credit rates on accounts. Merchant and other loan fees were up $130,000 over the prior year primarily due to an increase in service fees on loans which were up $181,800 over the prior year. A review of our costs to service loan modifications and renewals resulted in further efforts to increase our fees on such loans. Fees from annuity sales and other fees generated from wealth management services provided $167,300 in non-interest income, up $39,000 over the prior year. We expect wealth management income to slow under the continuation or worsening of current financial market conditions. Non-interest income as a percentage of average total assets declined as our growth in average assets outpaced our growth and sources of non-interest income. As a percentage of average assets, non-interest income decreased to .21% for the year 2008 compared to .24% for the year 2007. In October 2007, we acquired an approximately 5.6% equity interest in a title insurance agency, which provided $21,000 in additional non-interest income for the year 2008.

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Non-interest expense increased $2.8 million to $14.8 million for the year ended December 31, 2008 compared to $12.0 million for the year ended December 31, 2007. Salaries and employee benefits comprised over half of the non-interest expense for 2008, increasing $1.6 million to $8.1 million compared to 2007. This increase is attributable to additional commercial bankers, management and support staff added late in the year 2007 and general increases in employee benefits. Our full-time equivalent employees grew by 24 for the year 2007 and by one for the year 2008. We hired six additional staff late in 2007 for our new full service office in Wilmington which opened in January 2008 and five additional staff for our full service office in downtown Raleigh which opened in December 2007. Other management and support staff have also been added throughout the Bank. As a percentage of average assets, personnel expense decreased slightly to 1.37% for the year 2008 compared to 1.39% for the year 2007.

Occupancy and equipment costs increased $609,000 to $2.5 million for the year ended December 31, 2008 compared to the previous year. These costs include the additional lease expense for our new full-service office in Wilmington which opened in January 2008 and additional lease expense for expansion in our current operations area. Overall, lease expense increased approximately $320,600 over the prior year. Other non-interest expenses increased $610,000 during the year ended December 31, 2008 over the prior year in 2007. Fees for directors were down $87,000 compared to the prior year. A decision by our board of directors to waive their equity compensation for fiscal 2007 was approved during September 2007. The plan was permanently terminated beginning January 2008. In addition, fees were reduced due to two fewer corporate board members for most of 2008. The new offices also contributed to additional costs in general other non-interest expense. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Outsourced data processing fees were up $175,000, professional fees were up $73,000 primarily due to our issuance of subordinated notes, telephone expense was up $78,000 and FDIC insurance and state regulatory assessments were up $99,000 due to higher regulatory rate requirements. The remaining non-interest expenses were up overall in various categories due to increases in general operating expense. In the aggregate, non-interest expense as a percentage of average total assets decreased to 2.49% for the year 2008 compared to 2.54% for the year 2007.

Income Taxes. We recorded $1.6 million in income tax expense for the year ended December 31, 2008 and $2.0 million for the year ended December 31, 2007. Income tax expense as a percentage of pretax income was 39.7% for 2008 and 38.7% for 2007. Management has evaluated our tax positions and has concluded that we have no uncertain tax positions.

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

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$541,576	$31,257	5.77%	$520,075	$34,318	6.60%	$393,927	$29,756	7.55%
Investment securities available for sale	25,725	1,113	4.33%	29,492	1,349	4.57%	38,600	1,751	4.54%
Investment securities held to maturity	750	38	5.07%	285	20	7.02%	—	—	—
Other interest-earning assets	103,598	1,032	1.00%	25,550	388	1.52%	21,478	1,231	5.73%

Total interest-earning assets	671,649	33,440	4.98%	575,402	36,075	6.27%	454,005	32,738	7.21%

Other assets	24,259			19,130			18,822

Total assets	$695,908			$594,532			$472,827

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$229,016	2,062	0.90%	$212,885	4,644	2.18%	$181,377	6,883	3.79%
Time deposits over $100,000	141,852	4,234	2.98%	98,494	4,520	4.59%	77,784	4,069	5.23%
Other time deposits	156,604	4,439	2.83%	121,978	4,826	3.96%	63,636	3,117	4.90%
Borrowings:
Short-term borrowings	9,236	33	0.36%	16,130	356	2.21%	14,681	515	3.51%
Long-term debt	27,291	1,078	3.95%	26,927	1,471	5.46%	11,666	855	7.33%

Total interest-bearing liabilities	563,999	11,846	2.10%	476,414	15,817	3.32%	349,144	15,439	4.42%

Non-interest-bearing deposits	90,770			79,498			89,328
Other liabilities	4,165			4,094			5,136
Shareholders’ equity	36,974			34,526			29,219

Total liabilities and shareholders’ equity	$695,908			$594,532			$472,827

Net interest income and interest rate spread		$21,594	2.88%		$20,258	2.95%		$17,299	2.79%

Net interest margin			3.22%			3.52%			3.81%

Ratio of average interest-earning assets to average interest-bearing liabilities			119.09%			120.68%			130.03%

(1)	Nonaccrual loans are included in loan amounts.

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

	Year Ended December 31, 2009 vs. 2008			Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$1,330	$(4,391)	$(3,061)	$8,926	$(4,364)	$4,562
Investment securities available for sale	(168)	(68)	(236)	(415)	13	(402)
Investment securities held to maturity	28	(10)	18	10	10	20
Other interest-earning assets	1,116	(472)	644	405	(1,248)	(843)

Total interest income	2,306	(4,941)	(2,635)	8,926	(5,589)	3,337

Interest expense:
Deposits:
Savings, NOW and money market	246	(2,828)	(2,582)	956	(3,195)	(2,239)
Time deposits over $100,000	1,642	(1,928)	(286)	1,017	(566)	451
Other time deposits	1,176	(1,563)	(387)	2,583	(874)	1,709
Borrowings:
Short-term borrowings	(88)	(235)	(323)	41	(200)	(159)
Long-term debt	18	(411)	(393)	696	(80)	616

Total interest expense	2,994	(6,965)	(3,971)	5,293	(4,915)	378

Net interest income increase (decrease)	$(688)	$2,024	$1,336	$3,633	$(674)	$2,959

Liquidity

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, Federal funds sold and investment securities classified as available for sale) comprised $132.7 million or 19.5% and $124.7 million or 18.1% of our total assets as of December 31, 2009 and December 31, 2008, respectively.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets. We are also authorized to borrow from the Federal Reserve Bank’s “discount window”. As of December 31, 2009, we had pledged specific collateral for potential borrowing of up to $104.3 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. As of December 31, 2009, our short-term borrowings consisted of securities sold under agreements to repurchase of $6.1 million. As of December 31, 2009, overnight excess funds of $49.9 million were invested in our account at the Federal Reserve. In addition, $50.2 million was invested in short-term time deposits with federally insured domestic banking institutions.

Total deposits were $606.9 million and $612.7 million as of December 31, 2009 and December 31, 2008, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 44.4% and 49.8%, respectively, of total deposits as of December 31, 2009 and December 31, 2008. Time deposits of $100,000 or more represented 22.1% and 19.4%, respectively, of our total deposits as of December 31, 2009 and December 31, 2008. As of December 31, 2009, our overall level of wholesale brokered certificates of deposits decreased to $20.1 million from $75.7 million as of December 31, 2008. Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. To be categorized as well capitalized, the Bank must maintain a minimum ratio of total risk-based capital of 10.0% among other ratios. As of December 31, 2009, the Bank was “well capitalized” with a total risk-based capital ratio of 12.64%. Deposits generated through an internet subscription service increased to $33.4 million as of December 31, 2009 compared to $28.8 million as of December 31, 2008. Both of these non-traditional deposit sources, wholesale brokered and internet time deposits are included in time deposits on our balance sheet. Maturities of these accounts are within one year. Other than brokered deposits and internet deposits, we believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position as of December 31, 2009 is adequate to meet our operating needs.

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

The analysis of an institution’s interest rate gap, which is the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time, is a standard tool for the measurement of exposure to interest rate risk. We currently utilize a process of net interest income simulation where we project future balance sheet levels, interest rates, and noninterest income and noninterest expenses. These projections are then shocked with changes in interest rates to capture any interest rate risk within the base case projections. Beginning in 2009, we began to incorporate Economic Value of Equity, or EVE, as a component of asset/liability management. EVE analysis provides insight into the trends of our bank’s earning capacity and utilizes a process of determining the present net value of our cash flows. The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which is projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions made regarding prepayment rates and deposit drop off rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing as of December 31, 2009
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$195,202	$50,578	$245,780	$276,029	$521,809
Investment securities available for sale	2,532	5,635	8,167	15,231	23,398
Investment securities held to maturity	750	—	750	—	750
Other earning assets	59,343	41,840	101,183	—	101,183

Total interest-earning assets	$257,827	$98,053	$355,880	$291,260	$647,140

Percent of total interest-earning assets	39.84%	15.15%	54.99%	45.01%	100.00%
Cumulative percent of total interest-earning assets	39.84%	54.99%	54.99%	100.00%	100.00%

Interest-bearing liabilities
Deposits:
Savings, money market, and NOW	$232,706	$—	$232,706	$—	$232,706
Time deposits (1)	85,509	142,465	227,974	41,304	269,278
Borrowings:
Short-term	6,103	—	6,103	—	6,103
Long-term	26,465	—	26,465	825	27,290

	$350,783	$142,465	$493,248	$42,129	$535,377

Percent of total interest-bearing liabilities	65.52%	26.61%	92.13%	7.87%	100.00%
Cumulative percent of total interest-bearing liabilities	65.52%	92.13%	92.13%	100.00%	100.00%

Interest sensitivity gap	$(92,956)	$(44,412)	$(137,368)	$249,131	$111,763
Cumulative interest sensitivity gap	(92,956)	(137,368)	(137,368)	111,763	111,763
Cumulative interest sensitivity gap as a percent of total interest-earning assets	-14.36%	-21.23%	-21.23%	17.27%	17.27%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	73.50%	72.15%	72.15%	120.88%	120.88%

(1)	Includes $20,052,000 wholesale brokered certificates of deposit maturing in January 2010.

Capital

A significant measure of the strength of a financial institution is its capital base. Federal bank regulators have classified capital into the following components: (1) Tier I capital, which includes common shareholders’ equity (excluding accumulated other comprehensive income) and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its risk-adjusted assets, which are the institution’s assets and certain off-balance sheet items adjusted for predefined credit risk factors. A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require a financial institution to maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. Our equity to assets ratio was 5.32% and 5.17%, respectively, as of December 31, 2009 and December 31, 2008. As the following table indicates, at December 31, 2009 we exceeded our regulatory capital requirements.

	As of December 31, 2009
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	12.86%	8.00%	10.00%
Tier 1 risk-based capital ratio	8.89%	4.00%	6.00%
Tier 1 leverage ratio	6.96%	4.00%	5.00%

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

Our trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. Accounting pronouncements require the Trusts to be deconsolidated from our financial statements. In March 2005, the Board of Governors of the Federal Reserve adopted a rule affecting the inclusion of trust preferred securities in Tier 1 capital. Effective March 31, 2011, the Federal Reserve rule limits the aggregate amount of restricted core capital elements, including trust preferred securities, that can be included in Tier 1 capital to not more than 25% of total core capital elements, net of goodwill, less any associated tax liability. The new rule also limits the aggregate amount of restricted core capital elements (including trust preferred securities), term subordinated debt and limited life preferred stock that can be included in Tier II capital to 50% of Tier 1 capital. We expect the new rules, effective March 31, 2011, will have a minimal effect on our calculation of Tier I capital. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes in these same amounts or at all. In the event of a disallowance, there would be a reduction in our consolidated Tier 1 and leverage capital ratios.

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

We intend that our company and our bank remain “well-capitalized” for regulatory purposes. To do so, we might need additional capital in the future due to greater than expected future growth, any impact on our operations or financial condition caused by the recent prolonged recession and continuing economic stagnation and any governmental and regulatory responses to the recession, or other reasons. If necessary, we will consider all viable alternatives for raising capital including additional issuances of trust preferred securities.

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

The following table reflects our expected contractual obligations and future operating lease commitments as of December 31, 2009.

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Short-term borrowings	$6,103	$6,103	$—	$—	$—
Long-term debt	27,290	—	—	—	27,290
Operating lease payments	8,265	982	1,876	1,861	3,546
Commitments to fund affordable housing investment	168	149	19	—	—
Time deposits	269,278	227,974	32,251	9,053	—

Total contractual cash obligations	$311,104	$235,208	$34,146	$10,914	$30,836

The following table reflects our other commitments outstanding as of December 31, 2009.

	Amount of Commitment Expiration Per Period
Contractual Obligations	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Undisbursed portion of home equity credit lines secured by 1-4 family residential properties	$17,193	$1,685	$5,549	$8,564	$1,395
Undisbursed portion of commercial real estate, construction and land development loans	15,559	4,795	3,980	3,396	3,388
Other commitments and lines of credit	22,974	10,999	4,763	4,729	2,483
Standby letters of credit	2,660	2,645	—	15	—

Total commercial commitments	$58,386	$20,124	$14,292	$16,704	$7,266

Off-Balance Sheet Arrangements

Information about our off-balance sheet risk exposure is presented in Note L to the consolidated financial statements included in this report. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, or SPEs, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, our sole SPE activity is with North State Statutory Trust I, North State Statutory Trust II and North State Statutory Trust III. We issued $5.2 million of junior subordinated debentures, included in long-term debt on the balance sheet, to each of these trusts on March 17, 2004, December 15, 2005 and November 28, 2007, respectively, in exchange for the proceeds of trust preferred securities issued by these trusts.

Recent Accounting Pronouncements

See Note B to our consolidated financial statements for a discussion of recent accounting pronouncements and management’s assessment of the potential impact on our consolidated financial statements.

Critical Accounting Policies

Our most significant critical accounting policies are the determination of our allowance for loan losses and periodic valuation of foreclosed assets. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires our most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions we use in making our determination, the allowance for loan losses, valuation allowance on foreclosed assets and the provisions for loan losses and foreclosed assets on our income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology we use in determining the adequacy of the allowance, see the section of this discussion titled “Asset Quality and the Allowance for Loan Losses” and Notes B and E to our consolidated financial statements contained in this report.

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

	Selected Quarterly Financial Data (Unaudited)
	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$7,948	$8,384	$8,512	$8,596	$9,103	$9,141	$8,843	$8,988
Total interest expense	2,261	2,992	3,110	3,483	4,145	3,875	3,652	4,145

Net interest income	5,687	5,392	5,402	5,113	4,958	5,266	5,191	4,843
Provision for loan losses	2,086	1,840	899	885	881	777	671	426

Net interest income after provision	3,601	3,552	4,503	4,228	4,077	4,489	4,520	4,417
Noninterest income (loss)	(501)	224	123	688	201	395	327	303
Noninterest expense	3,718	3,483	3,782	3,520	3,388	3,876	3,822	3,723

Income (loss) before income taxes	(618)	293	844	1,396	890	1,008	1,025	997
Provision for income taxes	(229)	132	351	563	383	422	382	368

Net income (loss)	$(389)	$161	$493	$833	$507	$586	$643	$629

Per Share Data:
Net income (loss):
Basic	$(0.05)	$0.02	$0.07	$0.12	$0.07	$0.08	$0.09	$0.09
Diluted	$(0.05)	$0.02	$0.07	$0.11	$0.07	$0.08	$0.09	$0.09

Common stock price:
High	$6.95	$7.99	$6.50	$8.00	$8.00	$10.90	$11.50	$14.35
Low	2.76	5.10	4.75	5.45	5.25	8.00	9.00	9.00
Close	4.25	6.00	6.50	5.75	7.00	8.50	9.00	11.00

Book value	5.02	5.10	5.06	5.03	4.96	4.85	4.71	4.68

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

In addition to simulation of net interest income, we utilize a discounted net present value of cash flow analysis called Economic Value of Equity or “EVE”. This methodology aids management in identifying long-term interest rate risk. Additional discussion of EVE is presented in Item 7, under “Asset/Liability Management”.

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected or is likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

On March 24, 2010, our Board of Directors approved an amendment to our bylaws to lower the minimum number of directors from 15 to 8. Section 3.2 of our amended laws now provides that the number of directors constituting the Board of Directors will be within a range from 8 to 25, with the number of directors to be established by the Board within that range. A copy of the amended bylaws is filed as exhibit to this report.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item concerning our directors and executive officers is incorporated by reference from the sections captioned “Proposal No. 1 – Election of Directors”, “Other Information – Other Directors” and “Other Information—Executive Officers” contained in our proxy statement related to the 2010 Annual Meeting of Shareholders scheduled to be held on June 3, 2010. The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act is incorporated by reference from the section of our proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this Item concerning our “audit committee financial expert” is contained under the section captioned “Other Information-Report of the Audit Committee” contained in our proxy statement for the 2010 Annual Meeting of Shareholders.

Our Board of Directors has adopted a code of ethics for our Chief Executive Officer, Chief Financial Officer and any other senior accounting officer or other persons performing similar functions. We will provide copies of our code of ethics without charge upon request. To obtain a copy of our code of ethics, please send your written request to North State Bancorp, 6204 Falls of the Neuse Road, Raleigh, North Carolina 27609, Attention: Stacey Koble.

Since the date of our proxy statement for our 2009 Annual Meeting of Shareholders, we have not made any material change to the procedures by which our shareholders may recommend nominees to our Board of Directors. Those procedures are discussed under the section captioned “Director Nominations” in our proxy statement for the 2010 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation”, “Other Information – Compensation Discussion and Analysis”, “Employment and Change in Control Agreements” , “Other Information – Compensation Committee Report”, “Other Information – Compensation Committee Interlocks and Insider Participation”, and “Other Information – Director Compensation” contained in our proxy statement for the 2010 Annual Meeting of Shareholders .

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Management and Certain Beneficial Owners” contained in our proxy statement for the 2010 Annual Meeting of Shareholders and in Part II, Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Transactions” contained in our proxy statement for the 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Report of the Audit Committee” contained in our proxy statement for the 2010 Annual Meeting of Shareholders.

Item 15.	Exhibits and Financial Statement Schedules.

(A)	Exhibits

Exhibit No.	Exhibit Title

3.1 (a)	Articles of Incorporation, amended as of May 9, 2007

3.2	Bylaws adopted June 7, 2002, amended as of March 24, 2010

4.1 (a)	Form of North State Bancorp stock certificate

4.2 (f)	Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of March 17, 2004

4.3 (f)	Indenture dated as of March 17, 2004, between North State Bancorp, as Issuer and U.S. Bank National Association, as Trustee

4.4 (b)	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, North State Bancorp, as Sponsor, and Larry D. Barbour and Kirk A. Whorf as administrators, dated as of December 15, 2005

4.5 (b)	Indenture dated as of December 15, 2005, between North State Bancorp, as Issuer and Wilmington Trust Company, as Trustee

4.6 (h)	Amended and Restated Declaration of Trust by and among Wells Fargo Delaware Trust Company, as Delaware Trustee, Wells Fargo Bank, N.A., as Property Trustee, North State Bancorp, as Depositor, and Kirk A. Whorf, Sandra A. Temple and David M. Shipp as administrators, dated as of November 28, 2007

4.7 (h)	Junior Subordinated Indenture dated as of November 28, 2007, between North State Bancorp, as Issuer and Wells Fargo Bank, N.A., as Trustee

10.1 (c)	Stock Option Plan for Non-Employee Directors, assumed as of June 28, 2002

10.2 (c)	Stock Option Plan for Employees, assumed as of June 28, 2002

10.3	Employment Agreement between North State Bank and Larry D. Barbour, dated as of June 1, 2000, as amended on December 30, 2009

10.4	Change in Control Agreement between North State Bank and Kirk A. Whorf, dated as of December 30, 2009

10.6	Change in Control Agreement between North State Bank and Sandra A. Temple, dated as of December 30, 2009

10.7 (e)	2003 Stock Plan

10.8 (f)	Guarantee Agreement dated as of March 17, 2004, by and between North State Bancorp and U.S. Bank National Association

10.9 (b)	Guarantee Agreement dated as of December 15, 2005, by and between North State Bancorp and Wilmington Trust Company

10.11(f)	Lease dated May 1, 2003 between North State Bancorp and NHM00, LLC.

10.12(g)	Assignment and Assumption of Lease effective January 14, 2000 among North State Bank, Oberlin Investors Two, LLC and Branch Banking & Trust Company.

10.13(g)	Office Lease dated April 10, 2000 between North State Bank and Oberlin Investors Two, LLC (including Amendment No. One dated March 29, 2001).

10.14(i)	Lease agreement dated as of December 29, 2006 by and between North State Bank and Atrium Investments, LLC

10.15(i)	Lease agreement dated as of November 1, 2006 between North State Bancorp and Capital Club Properties, LLC

10.16(h)	Guarantee Agreement dated as of November 28, 2007, by and between North State Bancorp and Wells Fargo Bank, N.A.

10.17(j)	Change in Control Agreement between North State Bank and David M. Shipp, dated September 10, 2007

10.18(k)	Fiscal and Paying Agent Agreement, dated May 13, 2008, between North State Bank and Wilmington Trust Company (including form of Floating Rate Subordinated Note due June 30, 2018)

10.19*	Employment Agreement between North State Bank and J. Kenneth Sykes, dated February 12, 2010

21.1	List of Subsidiaries

23	Consent of Dixon Hughes PLLC

31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits filed with our Quarterly Report of Form 10-Q filed on May 15, 2007.
(b)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K filed on December 20, 2005.
(c)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 31, 2002 (Registration Statement No. 333-97419).
(d)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2002.
(e)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 25, 2003 (Registration Statement No. 333-107337).
(f)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2005.
(g)	Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
(h)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K filed on November 30, 2007.
(i)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2006.
(j)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2007.

(k)	Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

ITEM 8 – FINANCIAL STATEMENTS

NORTH STATE BANCORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

North State Bancorp

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of North State Bancorp and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North State Bancorp and subsidiary at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Greenville, North Carolina

March 30, 2010

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands)
ASSETS

Cash and due from banks	$8,096	$11,416
Interest-earning deposits with banks	50,987	54,909
Certificates of deposit with banks	50,196	21,842
Federal funds sold	—	105
Investment securities available for sale, at fair value	23,398	36,406
Investment securities held to maturity, at amortized cost	750	750

Loans	521,809	546,357
Less allowances for loan losses	8,581	6,376

NET LOANS	513,228	539,981

Accrued interest receivable	1,811	2,171
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,275	1,023
Premises and equipment, net	14,846	12,288
Foreclosed assets	3,271	2,276
Prepaid FDIC insurance	4,859	—
Other assets	6,712	4,414

TOTAL ASSETS	$679,429	$687,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$104,904	$86,620
Savings, money market and NOW	232,706	220,808
Time	269,278	305,250

TOTAL DEPOSITS	606,888	612,678

Accrued interest payable	1,724	2,243
Short-term borrowings	6,103	7,782
Long-term borrowings	27,290	27,311
Accrued expenses and other liabilities	1,258	2,021

TOTAL LIABILITIES	643,263	652,035

Commitments

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized 7,198,513 and 7,171,268 shares issued and outstanding December 31, 2009 and 2008, respectively	20,865	20,648
Accumulated earnings	14,902	13,804
Accumulated other comprehensive income	399	1,094

TOTAL SHAREHOLDERS’ EQUITY	36,166	35,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$679,429	$687,581

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$31,257	$34,318	$29,756
Investment securities:
Taxable	1,146	1,207	1,482
Tax-exempt	5	162	269
Federal funds sold	—	129	1,010
Dividends and interest earning deposits	1,032	259	221

TOTAL INTEREST INCOME	33,440	36,075	32,738

INTEREST EXPENSE
Money market, NOW and savings deposits	2,062	4,644	6,883
Time deposits	8,673	9,346	7,186
Short-term borrowings	33	356	515
Long-term borrowings	1,078	1,471	855

TOTAL INTEREST EXPENSE	11,846	15,817	15,439

NET INTEREST INCOME	21,594	20,258	17,299

PROVISION FOR LOAN LOSSES	5,710	2,755	1,339

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,884	17,503	15,960

NON-INTEREST INCOME	534	1,226	1,121

NON-INTEREST EXPENSE
Salaries and employee benefits	6,430	8,131	6,574
Occupancy and equipment	2,758	2,509	1,900
Other	5,315	4,169	3,559

TOTAL NON-INTEREST EXPENSE	14,503	14,809	12,033

INCOME BEFORE INCOME TAXES	1,915	3,920	5,048

INCOME TAXES	817	1,555	1,953

NET INCOME	$1,098	$2,365	$3,095

NET INCOME PER COMMON SHARE
Basic	$.15	$.33	$.45

Diluted	$.15	$.32	$.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,179,744	7,158,545	6,917,365

Diluted	7,316,292	7,356,364	7,301,377

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)

Net income	$1,098	$2,365	$3,095

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available for sale securities	137	873	524
Tax effect	(53)	(337)	(202)
Reclassification of net gain recognized in net income	(464)	(7)	—
Tax effect	179	3	—

Net of tax amount	(201)	532	322

Cash flow hedging activities:
Unrealized holding gains on hedging activities	—	900	700
Tax effect	—	(370)	(248)
Reclassification of (gains) losses recognized in net income	(804)	(777)	42
Tax effect	310	300	(16)

Net of tax amount	(494)	53	478

Total other comprehensive income (loss)	(695)	585	800

Comprehensive income	$403	$2,950	$3,895

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

	Common stock		Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2006	4,542,061	$4,542	$14,002	$8,344	$(291)	$26,597
Net income	—	—	—	3,095	—	3,095
Other comprehensive income, net of tax	—	—	—	—	800	800
Three-for-two stock split	2,300,561	—	—	—	—	—
Stock based compensation	—	109	—	—	—	109
Stock options exercised including income tax benefit of $504	131,982	780	176	—	—	956
Change in par value of common stock	—	14,178	(14,178)	—	—	—

Balance at December 31, 2007	6,974,604	19,609	—	11,439	509	31,557
Net income	—	—	—	2,365	—	2,365
Other comprehensive income, net of tax		—	—	—	585	585
Stock based compensation	—	155	—	—	—	155
Stock options exercised including income tax benefit of $341	196,664	884	—	—	—	884

Balance at December 31, 2008	7,171,268	20,648	—	13,804	1,094	35,546
Net income	—	—	—	1,098	—	1,098
Other comprehensive loss, net of tax	—	—	—	—	(695)	(695)
Stock based compensation	—	119	—	—	—	119
Stock options exercised including income tax benefit of $9	27,245	98	—	—	—	98

Balance at December 31, 2009	7,198,513	$20,865	$—	$14,902	$399	$36,166

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,098	$2,365	$3,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	914	808	637
Net amortization (accretion) of premiums on investment securities	—	36	(15)
Amortization of investment accounted for under the cost method	19	—	—
Impairment loss on nonmarketable securities	134	—	—
Provision for loan losses	5,710	2,755	1,339
Provision for foreclosed assets	697	—	—
Stock based compensation	119	155	109
Amortization of gain on termination of derivative instrument	(804)	(777)	—
Gain on sale of equity interest in investment	(18)	—	—
Net realized gain on call and sale of securities available for sale	(464)	(7)	—
Net loss on sale of foreclosed assets	38	—	—
Deferred income taxes	(213)	(388)	(565)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	360	(81)	(336)
Decrease (increase) in other assets	(6,675)	(1,324)	896
Increase (decrease) in accrued interest payable	(519)	(268)	214
Increase (decrease) in accrued expenses and other liabilities	(763)	97	(715)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(367)	3,371	4,659

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in certificates of deposit with banks	(28,354)	(21,842)	—
Proceeds from maturities and repayments of investment securities available for sale	6,491	8,883	14,816
Proceeds from call and sales of investment securities available for sale	17,157	5,786	—
Purchase of securities available for sale	(10,503)	(15,396)	(7,187)
Purchase of investment securities held to maturity	—	(750)	—
Net (increase) decrease in loans	18,667	(80,804)	(123,587)
Redemption (purchase) of Federal Home Loan Bank stock	(252)	464	(682)
Purchases of premises and equipment	(3,472)	(2,633)	(3,290)
Proceeds from termination of derivative instrument	—	1,905	—
Proceeds from sales of foreclosed assets	782	—	—
Proceeds from sale of equity interest in investment	32	—	—
Expenditures on foreclosed assets	(136)	—	—
Purchase of affordable housing investment accounted for under the cost method	—	(447)	—

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	412	(104,834)	(119,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(5,790)	155,368	55,232
Net change in short term borrowings	(1,679)	(30,104)	27,216
Proceeds from long-term debt borrowings	—	11,000	—
Issuance of junior subordinated debentures	—	—	5,155
Repayments in long-term debt	(21)	(21)	(19)
Excess tax benefits from exercise of stock options	9	341	504
Proceeds from exercise of stock options	89	543	452

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(7,392)	137,127	88,540

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,347)	35,664	(26,731)

CASH AND CASH EQUIVALENTS, BEGINNING	66,430	30,766	57,497

CASH AND CASH EQUIVALENTS, ENDING	$59,083	$66,430	$30,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$12,365	$16,085	$15,226
Income taxes paid	1,535	1,723	1,684

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES

Unrealized (loss) gain on investment securities available for sale, net of tax	$(201)	$532	$322
Unrealized gain (loss) on hedging activities, net of tax	(494)	53	478
Transfer of loans to foreclosed assets	2,376	2,276	—

See accompanying notes.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

The Bank was incorporated May 25, 2000 and began banking operations on June 1, 2000. The Bank is engaged in general commercial and retail banking in central North Carolina, principally Wake County, and in southeast North Carolina in New Hanover County, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Bank’s wholly-owned subsidiary, North State Bank Financial Services, Inc., offers wealth management and brokerage services.

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

Under Financial Accounting Standards Board (“FASB”) accounting pronouncement for the consolidation of variable interest entities, North State Statutory Trust I, North State Statutory Trust II and North State Statutory Trust III are not included in the Company’s consolidated financial statements. The junior subordinated debentures issued by the Company to the three Trusts are included in long-term debt and the Company’s equity interest in the three Trusts is included in other assets.

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

Certificates of Deposit with Banks

Certificates of deposits with banks typically have an original maturity of one year or less and currently bear interest at rates ranging from .31% to 2.25% with an overall weighted average rate of 1.68%.

Investment Securities

Available for sale securities are reported at fair value and consist of debt instruments not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported, net of related tax effect, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Bonds and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of available for sale and held to maturity securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. If the Company does not

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

intend to sell the security prior to recovery and it is more likely than not the Company will not be required to sell the impaired security prior to recovery, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Otherwise, the full impairment loss is recognized in earnings. The classification of securities is generally determined at the date of purchase.

Certain equity security investments that do not have readily determinable fair values and for which the Company does not exercise significant influence are carried at cost. As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). As of December 31, 2009 and 2008, these equity securities totaled $1.3 million and $1.0 million, respectively. Due to the redemption provisions of the FHLB, the Company estimates that fair value equals cost. Shares of Silverton Bank (formerly The Bankers Bank) stock were also included in other assets as of December 31, 2008. All the equity securities are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable. For the year ended December 31, 2009, the Company recorded an impairment loss of $134,000 on the Silverton Bank stock.

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

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are current or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt (as determined by the contractual terms of the note). Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms.

While a loan (including an impaired loan) is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding. When the future collectibility of the recorded loan balance is not in doubt, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In evaluating the allowance for loan losses, the Company prepares an analysis of its current loan portfolio using historical loss rates, other identified factors, and data from its portfolio to calculate a general reserve for loan losses. The Company applies a charge-off rate based on charge-off history, current impairments and management’s judgment applied to nine categories of its current loan portfolio. In addition, the Company has identified seven factors that are considered as indicators of changes in the level of risk of loss inherent with the Company’s loan portfolio. These factors are payment performance, overall portfolio quality utilizing weighted average risk rating, general economic factors such as unemployment, delinquency and charge-off rates, regulatory examination results, the interest rate environment, levels of highly leveraged transactions and levels of commercial real estate concentrations, which address the risks associated with construction, development and non-owner occupied commercial real estate lending. Each of these factors is assigned a level of risk and this risk factor is applied to only the general pool of loans. In addition to the general reserve calculation, all loans risk rated “substandard”, “doubtful” and “loss” are reviewed for probable losses and if management determines a loan to be impaired it is removed from its homogeneous group and individually analyzed for impairment. Other groups of loans may also be selected for impairment review. A loan is considered impaired when, based on current information and events, it is considered probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the original contractual terms of the loan agreement. The measurement of impaired

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.

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

Mortgage Origination Fees

Prior to June 30, 2008, the Company originated single family, residential first mortgage loans as a mortgage broker. The Company generally does not retain the mortgage loans it originates. The Company recognizes certain origination and service release fees at the time of closing, which are included in non-interest income as “mortgage origination fees.” The Company’s mortgage operations were terminated on June 30, 2008.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 3 - 10 years for furniture and equipment and 30 - 40 years for buildings. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations. Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.

Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less anticipated selling costs at the date of foreclosure, establishing a new cost basis. Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan losses and interest income, respectively. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

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

Tax positions are analyzed in accordance with generally accepted accounting principles. Interest recognized as a result of our analysis of tax positions would be classified as interest expense. Penalties would be classified as noninterest expense.

Stock Compensation Plans

The Company is required to recognize the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company is also required to measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award as well as to report excess tax benefits as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

At December 31, 2009, the Company had three stock-based compensation plans, which are more fully described in Note O.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

	2009	2008	2007
Weighted average number of common shares used in computing basic net income per share	7,179,744	7,158,545	6,917,365

Effect of dilutive stock options	136,548	197,819	384,012

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,316,292	7,356,364	7,301,377

For the years ended December 31, 2009, 2008 and 2007 there were 76,550, 70,707 and 11,776, respectively, anti-dilutive shares excluded from the calculation of total dilutive weighted average shares due to the exercise price exceeding the average market price for the year.

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

Accumulated other comprehensive income consists of the following:

	2009	2008	2007
	(Dollars in thousands)
Accumulated other comprehensive income:

Unrealized holding gains on available for sale securities	$653	$980	$115
Tax effect	(254)	(380)	(47)

Net unrealized holding gains on available for sale securities	399	600	68

Unrealized holding gains on hedging activities	—	804	681
Tax effect	—	(310)	(240)

Net unrealized holding gains on hedging activities	—	494	441

Total accumulated other comprehensive income	$399	$1,094	$509

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Under accounting guidelines for derivative instruments and hedging activities, derivative financial instruments generally are required to be carried at fair value. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company utilized a stand-alone derivative financial instrument, in the form of an interest rate floor, in its asset/liability management program during 2008 and 2007. The floor was designated as a cash flow hedge of the overall changes in cash flows on the first prime-rate-based interest payments received by the Company each calendar month during the term of the hedge that, in the aggregate for each period, are interest payments on principal from specified portfolios greater than or equal to the notional amount of the floor. During the first quarter of 2008, the Company terminated the interest rate floor agreement. The contractual maturity of the floor was November 1, 2009. During the life of the floor, pre-tax gains of approximately $1.5 million were deferred in accumulated other comprehensive income (AOCI) in accordance with cash flow hedge accounting rules. The amounts deferred in AOCI were reclassified out of equity into earnings over the remaining 19 months of the original contract. As required, amounts deferred in AOCI were reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) effect earnings, as long as the originally hedged cash flows were probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through November 1, 2009).

Segment Reporting

Management is required by accounting pronouncements governing the disclosures about segments of an enterprise and related information to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial and retail banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

Recent Accounting Pronouncements

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted this new accounting pronouncement beginning for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements.

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

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

On May 28, 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this pronouncement for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company’s financial statements. The ASC was amended in December, 2009, to include this guidance.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholders to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

In April 2009, the Financial Accounting Standards Board issued authoritative guidance to clarify the application of fair value accounting. The guidance affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are not distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The Company adopted the provisions of this guidance on April 1, 2009 and there was no impact on its financial condition or results of operations.

Beginning in the second quarter 2009, the Company provided disclosures of the fair value of financial instruments in interim reporting periods that were previously only required to be disclosed in annual financial statements. Only the disclosure requirements about fair value of financial instruments in interim periods was amended and had no impact on the Company’s consolidated statement of operations and balance sheet.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

Current other-than-temporary impairment guidance for debt securities was amended to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

statements. This amendment replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Both the full impairment and credit loss portion are presented on the face of the statement of operations. This amendment also requires additional disclosure in interim periods. This amendment is effective for interim and annual periods ending after June 15, 2009. The adoption of this amendment in the second quarter 2009 did not have a material impact on the Company’s consolidated financial statements other than adding expanded disclosures.

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

Reclassification

Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform with the 2009 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

	As of December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
Residential mortgage-backed securities	$22,745	$686	$33	$23,398

Total securities available for sale	$22,745	$686	$33	$23,398

Securities held to maturity:
Corporate securities	$750	$—	$57	$693

Total securities held to maturity	$750	$—	$57	$693

	As of December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$15,271	$573	$—	$15,844
State and municipal securities	1,434	10	1	1,443
Residential mortgage-backed securities	18,721	407	9	19,119

Total securities available for sale	$35,426	$990	$10	$36,406

Securities held to maturity:
Corporate securities	$750	$—	$14	$736

Total securities held to maturity	$750	$—	$14	$736

NOTE C - INVESTMENT SECURITIES (Continued)

The following table shows at December 31, 2009 and 2008 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity. The unrealized losses as of December 31, 2009 relate to three residential mortgage-backed securities. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since the Company does not intend to sell the securities prior to recovery and it is more likely than not the Company will not be required to sell the impaired securities prior to recovery, none of the securities are deemed to be other than temporarily impaired.

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

	As of December 31, 2009
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
Residential mortgage-backed securities	$7,030	$33	$—	$—	$7,030	$33

Total temporarily impaired securities	$7,030	$33	$—	$—	$7,030	$33

Securities held to maturity:
Corporate securities	$—	$—	$693	$57	$693	$57

Total securities held to maturity	$—	$—	$693	$57	$693	$57

	As of December 31, 2008
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
State and municipal securities	$437	$1	$—	$—	$437	$1
Residential mortgage-backed securities	2,524	5	516	4	3,040	9

Total temporarily impaired securities	$2,961	$6	$516	$4	$3,477	$10

Securities held to maturity:
Corporate securities	$—	$—	736	14	736	14

Total securities held to maturity	$—	$—	$736	$14	$736	$14

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE C - INVESTMENT SECURITIES (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

	As of December 31, 2009
	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available for sale:
Due within one year	$—	$—
Due after one but within five years	715	741
Due after five but within ten years	5,824	6,096
Due after ten years	16,206	16,561

	$22,745	$23,398

Securities held to maturity:
Due after five but within ten years	$750	$693

	$750	$693

Securities with a carrying value of $15.2 million and $13.9 million at December 31, 2009 and 2008, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

During 2009 and 2008, proceeds from the call and sales of investment securities of $17.2 million and $5.8 million resulted in net gains of $464,000 and $7,000, respectively.

NOTE D - LOANS

Following is a summary of loans:

	As of December 31,
	2009		2008
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)

Loans secured by real estate:
Construction, land development and other land loans	174,764	33.47%	177,979	32.55%
Farmland	2,398	0.46%	2,510	0.46%
One to four family residential	108,229	20.73%	105,869	19.36%
Multifamily residential	5,713	1.09%	5,993	1.10%
Non-farm nonresidential	180,284	34.53%	190,950	34.92%

Non-real estate loans:
Commercial and industrial	45,713	8.76%	57,306	10.48%
Consumer and other	4,986	0.96%	6,166	1.13%

Subtotal	522,087	100.00%	546,773	100.00%

Unamortized net deferred loan fees	(278)		(416)

Total loans	$521,809		$546,357

Loans are primarily funded in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

NOTE D - LOANS (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

Nonperforming assets at December 31, 2009 and 2008 consisted of the following:

	As of December 31,
	2009		2008
	(Dollars in thousands)

Nonaccrual loans	$17,009		$5,057
Restructured loans	1,839		—

Total nonperforming loans	18,848		5,057

Foreclosed assets	3,271		2,276

Total nonperforming assets	$22,119		$7,333

Accruing loans past due 90 days or more	$200		$—
Potential problem loans	1,433		3,494
Allowance for loan losses	8,581		6,376

Nonperforming loans to period end loans	3.61%		0.93%
Allowance for loan losses to period end loans	1.64%		1.17%
Nonperforming assets to loans and foreclosed assets	4.21%		1.34%
Nonperforming assets to total assets	3.26%		1.07%
Ratio of allowance for loan losses to nonperforming loans (x)	0.46	x	1.26	x

All loans risk rated “substandard”, “doubtful” and “loss” are reviewed for probable losses. If a loan is determined to be impaired it is removed from its homogeneous group and individually analyzed for impairment. Other groups of loans based on facts and circumstances may also be selected for impairment review. As of December 31, 2009, the recorded investment in loans considered impaired totaled $18.8 million. The Company provided for probable losses through specific reserve allowances of $2.6 million with corresponding outstanding loan balances of $17.1 million. Management analyzed and determined the collateral on $1.7 million of loan balances analyzed for impairment, after recording approximately $437,000 in related charge-offs, to be adequate and no additional specific reserve allowance is necessary. Included in impaired loans are three loans which were restructured due to financial difficulties of the borrower to forgive accrued interest. The restructured loans remain on nonaccrual status as of December 31, 2009. In addition, the Company has identified and evaluated for impairment $1.4 million of potential problem loans primarily as a result of possible credit problems of the related borrowers. Although these loans are not included as nonperforming loans in the above table, they have been considered by management in assessing the adequacy of its allowance for loan losses due to possible future credit problems of the borrowers. The allowance for loan losses includes allocated reserves of $290,000 for these potential problem loans as of December 31, 2009.

The average recorded investment in impaired loans was approximately $13.1 million for 2009, approximately $4.5 million for 2008 and approximately $761,000 for 2007. There was no interest income recognized during the periods that the loans were considered impaired. The approximate amount of interest income foregone on nonperforming loans during the year was $704,000 for 2009, $111,000 for 2008 and $57,000 for 2007.

As of December 31, 2008, the total recorded investment in loans that management considered impaired totaled $5.1 million. Impaired loans of $4.1 million had a corresponding allowance of $361,000. There was no corresponding allowance with the remaining impaired loans of $935,000.

The Company has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

NOTE D - LOANS (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

A summary of related party loan transactions is as follows (dollars in thousands):

Balance at December 31, 2008	$24,771
Additional borrowings	17,835
Loan repayments	(7,233)

Balance at December 31, 2009	$35,373

At December 31, 2009, the Company had pre-approved but unused lines of credit totaling $4.9 million to executive officers, directors and their affiliates.

NOTE E - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
	(Dollars in thousands)

Allowance for loan losses beginning of period	$6,376	$5,020	$3,983

Provision for loan losses	5,710	2,755	1,339

Loans charged off	3,510	1,405	302
Recoveries	(5)	(6)	—

Net charge-offs	3,505	1,399	302

Allowance for loan losses end of period	$8,581	$6,376	$5,020

NOTE F - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(Dollars in thousands)
Land	$4,703	$4,695
Buildings	8,356	3,689
Leasehold improvements	1,591	1,457
Furniture, fixtures and equipment	4,727	4,090
Construction in process	—	1,972

	19,377	15,903
Accumulated depreciation	(4,531)	(3,615)

Total	$14,846	$12,288

Depreciation and amortization amounting to $914,000 in 2009, $808,000 in 2008 and $637,000 in 2007 is included in occupancy and equipment expense.

The Company leases office facilities under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows:

NOTE F - PREMISES AND EQUIPMENT (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

For the Years Ending December 31,
(Dollars in thousands)
2010	$982
2011	976
2012	900
2013	920
2014	941
Thereafter	3,546

$8,265

Total building and equipment rental expense for the years ended December 31, 2009, 2008 and 2007 amounted to $1.2 million, $1.2 million and $894,000, respectively. Rent expense is included in occupancy and equipment expenses.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was approximately $134.1 million and $118.9 million, respectively.

As of December 31, 2009, the scheduled maturities of time deposits were as follows:

	As of December 31, 2009
	Less than $100,000 (1)	$100,000 or more	Total
	(Dollars in thousands)
2010	$117,001	$110,973	$227,974
2011	12,160	14,512	26,672
2012	1,733	3,846	5,579
2013	3,877	4,218	8,095
2014	366	592	958

	$135,137	$134,141	$269,278

(1)	Includes $20,052,000 of wholesale brokered certificates of deposit maturing in January 2010 issued in denominations of $1,000 per account.

NOTE H - BORROWINGS

A summary of borrowings are as follows:

NOTE H - BORROWINGS (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

	As of December 31,
	2009	2008
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements	$6,103	$7,782

	$6,103	$7,782

Long-term borrowings:
FHLB advances	$825	$846
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465

	$27,290	$27,311

A description of the trust preferred securities and related junior subordinated debentures outstanding at December 31, 2009 and December 31, 2008 are as follows:

	Carrying Value as of December 31,		Maturity Date	Interest rate
	2009	2008
	(Dollars in thousands)
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of the subordinated debentures outstanding at December 31, 2009 and December 31, 2008 are as follows:

	Carrying Value as of December 31,		Maturity Date	Interest rate
	2009	2008
	(Dollars in thousands)
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

Short-term Borrowings

The Company had repurchase agreements outstanding in the amount of $6.1 million and $7.8 million as of December 31, 2009 and 2008, respectively. Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are collateralized by U.S. Government Agency obligations. These repurchase agreements are due within one year and are classified as short-term borrowings in the accompanying consolidated balance sheets.

As of December 31, 2009 and 2008, the Company had no outstanding Federal Home Loan Bank (“FHLB”) short-term advances. Any advances throughout the year are secured by a blanket floating lien on qualifying 1-4 family mortgage loans.

As of December 31, 2009, the Company had available lines of credit totaling approximately $157.1 million with various financial institutions and the Federal Reserve for borrowing on a short-term basis, with no amounts outstanding at that date. These lines are subject to annual renewals with varying interest rates.

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

NOTE H - BORROWINGS (Continued)

Long-term Debt (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

The junior subordinated debentures for Trust I pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 2.79%. The debentures became redeemable on June 17, 2009 or afterwards in whole or in part, on any January 17, April 17, July 17 or October 17. Redemption is mandatory at April 17, 2034. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

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

As of December 31, 2009 and 2008, the Company had $825,000 and $846,000, respectively, in a long-term FHLB advance. This advance, maturing October 7, 2025, funds a qualified Community Investment Program loan. The Company pays 2.00% interest for the advance with the loan earning 4.00%. These advances are secured by a blanket floating lien on qualifying 1-4 family mortgage loans.

NOTE I - INCOME TAXES -

The significant components of the provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

NOTE I - INCOME TAXES (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Current tax expense:
Federal	$727	$1,544	$2,085
State	303	399	433

	1,030	1,943	2,518

Deferred tax provision:
Federal	(147)	(333)	(472)
State	(109)	(112)	(174)

	(256)	(445)	(646)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	774	1,498	1,872

Increase in valuation allowance	43	57	81

Net provision for income taxes	$817	$1,555	$1,953

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2009	2008	2007
	(Dollars in thousands)
Expected income tax expense	$651	$1,333	$1,716

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	87	178	171
Adjustment to deferred tax asset valuation allowance	43	57	81
Credits	(29)	(53)	—
Other permanent differences	60	34	(15)
Other	5	6	—

Provision for income taxes	$817	$1,555	$1,953

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2009 and 2008 are as follows:

NOTE I - INCOME TAXES (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008
	(Dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$3,212	$2,335
Deferred compensation	189	312
Realized gain on hedge activities	—	310
Lease obligations	136	115
CAHEC investment	15	12
Other	25	9
State net operating loss carrryforwards	235	193

Total deferred tax assets	3,812	3,286
Less: Valuation allowance	(232)	(189)

Net deferred tax asset	3,580	3,097

Deferred tax liabilities relating to:
Deferred loan origination fees	(281)	(244)
Unrealized loss on available for sale securities	(254)	(378)
Unrealized loss on hedge activities	—	(310)
Property and equipment	(679)	(195)
Prepaid expenses	(106)	(87)

Total deferred tax liabilities	(1,320)	(1,214)

Net recorded deferred tax assets included in other assets	$2,260	$1,883

It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during 2009 or 2008. The Company’s federal and state income tax returns are subject to examination for the years 2006, 2007, and 2008. There was no unfunded tax provision as of December 31, 2009 or 2008.

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Dollars in thousands)

Merchant and other loan fees	$136	$520	$390
Service charges and fees on deposit accounts	432	428	313
Provision for foreclosed assets	(697)	—	—
Net loss on sale of foreclosed assets	(38)	—	—
Gain on sale of equity interest in investment	18	—	—
Gain on sale of investment securities	464	7	—
Impairment loss on nonmarketable securities	(134)	—	—
Fees from mortgage operations	—	72	230
Other	353	199	188

Total other non-interest income	$534	$1,226	$1,121

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

The major components of other non-interest expense for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Dollars in thousands)

Professional fees	$419	$364	$291
Postage, printing & office supplies	120	169	173
Advertising and promotion	134	329	317
Data processing & other outsourced services	1,200	854	679
Directors fees	17	199	286
FDIC insurance premiums	1,766	396	360
Other	1,659	1,858	1,453

Total other non-interest expense	$5,315	$4,169	$3,559

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

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2009 and 2008, the Company and Bank met their respective capital adequacy requirements.

NOTE K - REGULATORY MATTERS (Continued)

Information regarding the Bank’s capital and capital ratios is set forth below:

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total capital to risk-weighted assets	$67,748	12.64%	$42,875	8.00%	$53,594	10.00%
Tier I capital to risk-weighted assets	50,039	9.34%	21,438	4.00%	32,156	6.00%
Tier I capital to average assets	50,039	7.31%	27,394	4.00%	34,242	5.00%

As of December 31, 2008:
Total capital to risk-weighted assets	66,436	11.99%	44,332	8.00%	55,415	10.00%
Tier I capital to risk-weighted assets	49,060	8.85%	22,166	4.00%	33,249	6.00%
Tier I capital to average assets	49,060	7.39%	26,554	4.00%	33,193	5.00%

The Company is also subject to these capital requirements. Information regarding the Company’s capital and capital ratios is set forth below:

	December 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital to risk-weighted assets	$68,943	12.86%	$67,293	12.14%
Tier I capital to risk-weighted assets	47,688	8.89%	45,936	8.29%
Tier I capital to average assets	47,688	6.96%	45,936	6.91%

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

NOTE L - OFF-BALANCE SHEET RISK (Continued)

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2009 is as follows (dollars in thousands):

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$32,752
Undisbursed lines of credit	22,974
Standby letters of credit	2,660

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-bearing deposits with banks, certificates of deposit with banks, federal funds sold, investments, accrued interest, loans, deposit accounts and borrowings. The Company has recorded certain assets at fair value as required by accounting standards on the proper disclosure of fair value of financial instruments. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Interest-Earning Deposits With Banks, and Federal Funds Sold

The carrying amounts are a reasonable estimate of fair value for cash and due from banks, interest-earning deposits with banks, and federal funds sold because of the short maturities of those instruments.

Certificates of Deposit with Banks

The fair values are based on discounting expected cash flows at the interest rate for certificates of deposit with the same or similar remaining maturity.

Investment Securities

Fair value for investment securities available for sale equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value for investment securities held to maturity is determined using discounted cash flow analysis.

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, less a credit component.

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

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Borrowings

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008.

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and due from banks	$8,096	$8,096	$11,416	$11,416
Interest-earning deposits with banks	50,987	50,987	54,909	54,909
Certificates of deposit with banks	50,196	50,219	21,842	21,842
Federal funds sold	—	—	105	105
Investment securities available for sale	23,398	23,398	36,406	36,406
Investment securities held to maturity	750	693	750	736
Loans, net	513,228	514,808	539,981	543,621
Accrued interest receivable	1,811	1,811	2,171	2,171
Stock in the Federal Home Loan Bank	1,275	1,275	1,023	1,023

Financial liabilities:
Deposits	$606,888	$606,690	$612,678	$614,509
Short-term borrowings	6,103	6,103	7,782	7,782
Long-term debt	27,290	27,185	27,311	29,358
Accrued interest payable	1,724	1,724	2,243	2,243

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

NOTE N - FAIR VALUE MEASUREMENT (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2009, a portion of the Company’s impaired loans was evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value, less cost to sale, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

NOTE N - FAIR VALUE MEASUREMENT (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Residential mortgage-backed securities	$23,398	$—	$23,398	$—

Total securities available for sale	$23,398	$—	$23,398	$—

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$—	$—	$15,844	$—
State and municipal securities	—	—	1,443	—
Residential mortgage-backed securities	—	—	19,119	—

Total securities available for sale	$—	$—	$36,406	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$15,997	$—	$15,997	$—
Foreclosed assets	$3,271	$—	$756	$2,515

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$3,698	$—	$3,596	$102
Foreclosed assets	$2,276	$—	$2,276	$—

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

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

Stock Option Plan (Continued)

On May 9, 2007, the Company’s shareholders approved an additional 525,000 shares of the Company’s common stock for future issuance of options under the 2003 Stock Plan. Certain of the options granted to directors in 2000 vested immediately at the time of grant. All other options granted vest 20% annually. All unexercised options expire ten years after the date of grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is estimated based on the Company’s historical volatility over a period similar to the expected life of the option grant. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2009 and 2008.

	2009	2008
Estimated fair value of options granted	$2.80	$6.99

Assumptions in estimating option values:
Risk-free interest rate	1.89%	3.66%
Dividend yield	0.00%	0.00%
Volatility	40.40%	40.38%
Expected life	6 years	10 years

A summary of option activity under the stock option plans for the year ended December 31, 2009 is as follows:

		Weighted Average		Aggregate Intrinsic Value
	Shares	Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding December 31, 2008	401,255	5.18	3.34 years

Granted	8,000	6.75
Exercised	(27,245)	3.26
Forfeited	(20,299)	12.70

Outstanding at December 31, 2009	361,711	$4.93	2.34 years	$395

Exercisable at December 31, 2009	322,598	$3.99	1.71 years	$84

For the year ended December 31, 2009, the intrinsic value of options exercised was approximately $54,000. During the first quarter of 2009, 8,000 options were granted with a fair value of $2.80 per option. The fair value of options vested was approximately $119,000 for the year ended December 31, 2009. As of December 31, 2009, approximately $224,000 of share-based compensation expense remained to be recognized over a weighted average period of less than three years.

Cash received from option exercises under share-based payment arrangements for the year ended December 31, 2009 was approximately $89,000. A tax benefit of $9,000 was realized for tax deductions from option exercise of the share-based payment arrangements during the year ended December 31, 2009.

Employment Agreements

The Company has entered into an employment agreement with its chief executive officer to ensure a stable and competent management base. This agreement provides for benefits as spelled out in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s right to receive certain

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employment Agreements (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

401(k) Retirement Plan

The Company maintains a qualified 401(k) plan for regular full or part-time employees. Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. The Company matches 100% of such contributions not exceeding 6% of the participants’ compensation. In addition, the board of directors can authorize additional discretionary contributions to the plan. The plan provides that employees’ contributions are 100% vested at all times. For the years prior to 2008, the Company’s contributions vest based on the years of service, vesting at 33.33% at the end of the first year of service, 66.67% at the end of the second year service, and 100% at the end of the third year of service. Company contributions are 100% vested for the years beginning January 1, 2008. The Company began expense reduction initiatives early in 2009 which included the temporary suspension of the Company’s matching contributions. The expense related to the 401(k) plan for the years ended December 31, 2009, 2008, and 2007 totaled approximately $108,000, $324,000 and $280,000, respectively.

NOTE P - PARENT COMPANY FINANCIAL DATA

Following are the condensed financial statements of North State Bancorp as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007:

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

Condensed Statements of Financial Condition

December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
Assets
Cash	$561	$348
Investment in North State Bank	50,438	50,154
Investment in North State Statutory Trust I	155	155
Investment in North State Statutory Trust II	155	155
Investment in North State Statutory Trust III	155	155
Other assets	187	117

Total Assets	$51,651	$51,084

Liabilities and Shareholders’ equity
Other liabilities	$20	$73
Long-term borrowings	15,465	15,465

Shareholders’ equity
Common stock	20,865	20,648
Additional paid-in capital	—	—
Retained earnings	14,902	13,804
Accumulated other comprehensive income	399	1,094

Total shareholders’ equity	36,166	35,546

Total liabilities and shareholders’ equity	$51,651	$51,084

Condensed Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Equity in undistributed earnings of subsidiary	$1,604	$2,983	$3,895
Interest income	36	31	124
Interest expense	(536)	(882)	(838)
Other income	18	49	24
Other expense	(24)	184	(110)

Net income	$1,098	$2,365	$3,095

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

NORTH STATE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

Condensed Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$1,098	$2,365	$3,095
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	2	2	2
Stock based compensation	119	155	109
Gain on sale of equity interest in investment	(18)	—	—
Equity in undistributed earnings of subsidiaries	(1,604)	(2,983)	(3,895)
Changes in assets and liabilities:
(Increase) decrease in other assets	(781)	1,862	278
Increase (decrease) in other liabilities	(53)	6	34

Net cash provided (used) by operating activities	(1,237)	1,407	(377)

Cash flows from investing activities:
Proceeds from sale of investment in Beacon Title	32	—	—
Investment in subsidiaries	566	(3,041)	(8,356)

Net cash provided (used) by investing activities	598	(3,041)	(8,356)

Cash flows from financing activities:
Issuance of junior subordinated debentures	—	—	5,155
Proceeds from stock options exercised	89	543	453
Excess tax benefits from stock options	9	341	503
Dividends from subsidiaries	754	—	—

Net cash provided by financing activities	852	884	6,111

Net (decrease) increase in cash and cash equivalents	213	(750)	(2,622)
Cash and cash equivalents, beginning	348	1,098	3,720

Cash and cash equivalents, ending	$561	$348	$1,098

NOTE Q - SUBSEQUENT PURCHASE OF AFFILIATED MORTGAGE, LLC

Effective at the beginning of business on February 15, 2010, the Bank acquired 100% of the mortgage operations of Affiliated Mortgage, LLC creating a new division of the Bank, North State Bank Mortgage. The purchase price of $250,000 per the agreement included the purchase of fixed assets, interest and fees receivable and goodwill. The acquisition is being accounted for under the acquisition method of accounting (revised business combination guidance). The purchased assets were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Goodwill of $141,000 is calculated as the purchase premium after adjusting for the fair value of the assets acquired. The goodwill is not expected to be deductible for income tax purposes. In exchange for cash consideration of $250,000, the fair value of assets acquired included fixed assets of $18,000, interest and fee income receivable of $91,000 and goodwill of $141,000.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH STATE BANCORP

Date: March 30, 2010	By:	/s/ Larry D. Barbour
Larry D. Barbour, President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Larry D. Barbour	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2010
Larry D. Barbour

/s/ Kirk A. Whorf	Chief Financial Officer (principal financial officer)	March 30, 2010
Kirk A. Whorf

/s/ JoAnn B. Bratton	Controller (principal accounting officer)	March 30, 2010
JoAnn B. Bratton

/s/ Forrest H. Ball	Director	March 30, 2010
Forrest H. Ball

/s/ James C. Branch	Director	March 30, 2010
James C. Branch

/s/ Charles T. Francis	Director	March 30, 2010
Charles T. Francis

/s/ Glenn Futrell	Director	March 30, 2010
Glenn Futrell

	Director	March 30, 2010
Jeanette W. Hyde

/s/ J. Keith Keener	Director	March 30, 2010
J. Keith Keener

S-1

/s/ Burley B. Mitchell, Jr.	Director	March 30, 2010
Burley B. Mitchell, Jr.

/s/ Barry W. Partlo	Director	March 30, 2010
Barry W. Partlo

/s/ W. Harold Perry	Director	March 30, 2010
W. Harold Perry

/s/ Nutan T. Shah	Director	March 30, 2010
Nutan T. Shah

/s/ Fred J. Smith, Jr.	Director	March 30, 2010
Fred J. Smith, Jr.

/s/ Jack M. Stancil	Director	March 30, 2010
Jack M. Stancil

S-2