Form 10-Q
period 2010-03-31
NORTH STATE BANCORP
filed 2010-05-13
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of May 10, 2010, 7,297,495 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009*
	(Dollars in thousands)
ASSETS

Cash and due from banks	$6,648	$8,096
Interest-earning deposits with banks	65,308	50,987
Certificates of deposit with banks	41,790	50,196
Investment securities available for sale, at fair value	22,309	23,398
Investment securities held to maturity, at amortized cost	750	750

Loans held-for-sale	21,778	—

Loans	518,362	521,809
Less allowances for loan losses	7,921	8,581

NET LOANS	510,441	513,228

Accrued interest receivable	1,711	1,811
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,275	1,275
Premises and equipment, net	14,658	14,846
Foreclosed assets	4,758	3,271
Prepaid FDIC insurance	4,502	4,859
Other assets	5,138	6,712

TOTAL ASSETS	$701,066	$679,429

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$116,362	$104,904
Savings, money market and NOW	249,203	232,706
Time	262,485	269,278

TOTAL DEPOSITS	628,050	606,888

Accrued interest payable	1,795	1,724
Short-term borrowings	5,940	6,103
Long-term borrowings	27,285	27,290
Accrued expenses and other liabilities	1,208	1,258

TOTAL LIABILITIES	664,278	643,263

Commitments

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized 7,274,690 and 7,198,513 shares issued and outstanding March 31, 2010 and December 31, 2009, respectively	21,094	20,865
Accumulated earnings	15,416	14,902
Accumulated other comprehensive income	278	399

TOTAL SHAREHOLDERS’ EQUITY	36,788	36,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$701,066	$679,429

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$7,101	$8,044
Loans held for sale	60	—
Investments	210	285
Dividends and interest-earning deposits	229	267

TOTAL INTEREST INCOME	7,600	8,596

INTEREST EXPENSE
Money market, NOW and savings deposits	545	521
Time deposits	1,386	2,644
Short-term borrowings	6	9
Long-term debt	220	309

TOTAL INTEREST EXPENSE	2,157	3,483

NET INTEREST INCOME	5,443	5,113

PROVISION FOR LOAN LOSSES	1,250	885

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,193	4,228

NON-INTEREST INCOME
Merchant and other loan fees	30	54
Service charges and fees on deposits	98	110
Gain on sale of investment securities	232	464
Fees from mortgage operations	169	—
Other	57	49

TOTAL NON-INTEREST INCOME	586	677

NON-INTEREST EXPENSE
Salaries and employee benefits	1,637	1,729
Occupancy and equipment	711	646
Professional fees	95	113
Advertising and promotion	50	34
Data processing and other outsourced services	353	305
FDIC insurance	364	277
Provision for foreclosed assets	233	—
Net loss on sale of foreclosed assets	31	—
Other	429	405

TOTAL NON-INTEREST EXPENSE	3,903	3,509

INCOME BEFORE INCOME TAXES	876	1,396

INCOME TAXES	362	563

NET INCOME	$514	$833

NET INCOME PER COMMON SHARE
Basic	$.07	$.12

Diluted	$.07	$.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,257,980	7,174,414

Diluted	7,319,626	7,323,274

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net income	$514	$833

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains on available for sale securities	35	161
Tax effect	(13)	(62)
Reclassification of net gain recognized in net income	(232)	(464)
Tax effect	89	179

Net of tax amount	(121)	(186)

Cash flow hedging activities:
Reclassification of gains recognized in net income	—	(260)
Tax effect	—	100

Net of tax amount	—	(160)

Total other comprehensive loss	(121)	(346)

Comprehensive income	$393	$487

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	earnings	income	equity
	(Dollars in thousands)

Balance as of December 31, 2008	7,171,268	$20,648	$13,804	$1,094	$35,546
Net income	—	—	833	—	833
Other comprehensive loss, net of tax	—	—	—	(346)	(346)
Stock based compensation	—	36	—	—	36
Stock options exercised including income tax benefit of $15	4,968	41	—	—	41

Balance as of March 31, 2009	7,176,236	$20,725	$14,637	$748	$36,110

Balance as of December 31, 2009	7,198,513	$20,865	$14,902	$399	$36,166
Net income	—	—	514	—	514
Other comprehensive loss, net of tax	—	—	—	(121)	(121)
Stock based compensation	—	26	—	—	26
Stock options exercised	76,177	203	—	—	203

Balance as of March 31, 2010	7,274,690	$21,094	$15,416	$278	$36,788

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$514	$833
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	237	201
Net amortization (accretion) of premiums and discounts on investment securities	(6)	10
Amortization of investment accounted for under the cost method	9	7
Amortization of gain on termination of derivative instrument	—	(260)
Net realized gain on sale of investment securities available for sale	(232)	(464)
Originations of loans held-for-sale	(24,353)	—
Proceeds from sales of loans held-for-sale	2,575	—
Provision for loan losses	1,250	885
Provision for foreclosed assets	233	—
Loss on sale of foreclosed assets	31	—
Stock based compensation	26	36
Change in assets and liabilities:
Decrease in accrued interest receivable	100	214
Decrease in other assets	1,998	315
Increase in accrued interest payable	71	458
Decrease in accrued expenses and other liabilities	(50)	(73)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(17,597)	2,162

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in certificates of deposit with banks	8,406	(33,032)
Proceeds from maturities and repayments of investment securities available for sale	1,235	1,703
Proceeds from sales of investment securities available for sale	4,885	17,157
Purchases of investment securities available for sale	(4,990)	(7,486)
Purchases of premises and equipment	(49)	(1,552)
Net increase in loans	(2,141)	(3,284)
Proceeds from sales of foreclosed property	1,996	—
Expenditures on foreclosed property	(69)	—

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	9,273	(26,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	21,162	29,892
Net increase (decrease) in short-term borrowings	(163)	2,200
Repayments on long-term borrowings	(5)	(5)
Exercise of stock options	203	26
Excess tax benefits from exercise of stock options	—	15

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,197	32,128

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,873	7,796

CASH AND CASH EQUIVALENTS, BEGINNING	59,083	66,430

CASH AND CASH EQUIVALENTS, ENDING	$71,956	$74,226

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2010 and December 31, 2009 and for the three-month periods ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). North State Bank Mortgage, a division of the Bank, began operations during February 2010 for the purpose of originating and selling single family, residential first mortgage loans.

All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009. This quarterly report should be read in conjunction with the Annual Report.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2010, additional guidance was issued under the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification requiring disclosures of significant transfers in and out of Levels 1 and 2 fair value and the reasons for the transfers. Certain additional disclosures are now required in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. The adoption of the new accounting disclosures did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued an update to the accounting standards for transfers and servicing of financial assets which eliminates the concept of a qualifying special purpose entity, or QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. This update is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued an update to the accounting standards for consolidation which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. This update for consolidations is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated variable interest entities).

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The adoption of the new practices did not have an effect on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, an update to ASC 855-10, “Subsequent Events.” This update amends the guidance to remove the requirement for Securities and Exchange Commission, or SEC, filers to disclose the date through which subsequent events have been evaluated. SEC filers must continue to evaluate subsequent events through the date the financial statements are issued. The amendment was effective and has been adopted by the Company upon issuance.

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

NOTE C – INVESTMENT SECURITIES

Available for sale securities are reported at fair value and consist of debt instruments not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported, net of related tax effect, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Bonds and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of available for sale and held to maturity securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. If the Company does not intend to sell the security prior to recovery and it is more likely than not the Company will not be required to sell the impaired security prior to recovery, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Otherwise, the full impairment loss is recognized in earnings. The classification of securities is generally determined at the date of purchase.

The amortized cost and fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C – INVESTMENT SECURITIES (Continued)

	As of March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$4,993	$—	$—	$4,993
Government-sponsored residential mortgage-backed securities	16,860	456	—	17,316

Total securities available for sale	$21,853	$456	$—	$22,309

Securities held to maturity:
Corporate securities	$750	$—	$57	693

Total securities held to maturity	$750	$—	$57	$693

	As of December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$22,745	$686	$33	$23,398

Total securities available for sale	$22,745	$686	$33	$23,398

Securities held to maturity:
Corporate securities	$750	$—	$57	693

Total securities held to maturity	$750	$—	$57	$693

The following table shows as of March 31, 2010 and December 31, 2009 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity. There were no unrealized losses as of March 31, 2010 on available for sale securities. The unrealized losses as of December 31, 2009 relate to three residential mortgage-backed securities. The unrealized losses on held to maturity corporate securities as of March 31, 2010 and December 31, 2009 relate to one corporate security. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since the Company does not intend to sell the securities prior to recovery and it is more likely than not the Company will not be required to sell the impaired securities prior to recovery, none of the securities are deemed to be other than temporarily impaired.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C – INVESTMENT SECURITIES (Continued)

	As of March 31, 2010
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities held to maturity:
Corporate securities	$—	$—	$693	$57	$693	$57

Total securities held to maturity	$—	$—	$693	$57	$693	$57

	As of December 31, 2009
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$—	$—	$7,030	$33	$7,030	$33

Total temporarily impaired securities	$—	$—	$7,030	$33	$7,030	$33

Securities held to maturity:
Corporate securities	$—	$—	$693	$57	$693	$57

Total securities held to maturity	$—	$—	$693	$57	$693	$57

The amortized cost and fair values of securities available for sale and securities held to maturity as of March 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C – INVESTMENT SECURITIES (Continued)

	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies
Due within one year	$4,993	$4,993

	4,993	4,993

Government-sponsored residential mortgage-backed securities
Due after one but within five years	661	683
Due after five but within ten years	2,456	2,562
Due after ten years	13,743	14,071

	16,860	17,316

Total Securities available for sale:
Due within one year	$4,993	$4,993
Due after one but within five years	661	683
Due after five but within ten years	2,456	2,562
Due after ten years	13,743	14,071

	$21,853	$22,309

Securities held to maturity:
Corporate Securities
Due after five but within ten years	$750	$693

	$750	$693

Securities with a carrying value of $15.3 million and $15.2 million as of March 31, 2010 and December 31, 2009, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

For the three months ended March 31, 2010 proceeds from sales of investment securities of $4.9 million resulted in net gains of $232,000. During the three months ended March 31, 2009 proceeds from sales of investment securities of $17.2 million resulted in net gains of $464,000.

NOTE D – COMMITMENTS

As of March 31, 2010, loan commitments were as follows:

(Dollars in thousands)

Commitments to extend credit	$33,749
Undisbursed lines of credit	21,544
Letters of credit	2,499
Commitments to originate mortgage loans, fixed and variable rate	29,172

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E – LOANS

Following is a summary of loans:

	March 31, 2010		December 31, 2009
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate loans:
Construction, land development and other land loans	$156,908	30.25%	$174,764	33.47%
Farmland	2,374	0.46%	2,398	0.46%
One to four family residential	107,629	20.75%	108,229	20.73%
Multifamily residential	6,031	1.16%	5,713	1.09%
Non-farm nonresidential	195,201	37.64%	180,284	34.53%

	468,143		471,388
Non-real estate loans:
Commercial and industrial	45,972	8.86%	45,713	8.76%
Consumer and other	4,533	0.87%	4,986	0.96%

	50,505		50,699

	518,648	100.00%	522,087	100.00%
Unamortized net deferred loan fees	(286)		(278)

Total loans	$518,362		$521,809

Loans are primarily funded in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

The Company also originates single family, residential first mortgage loans that have been approved by secondary investors which are included on the consolidated balance sheet under the caption “loans held-for-sale.” The Company recognizes certain origination and service release fees upon the sale, which are included in non-interest income on the statements of operations under the caption “fees from mortgage operations.”

Nonperforming assets as of March 31, 2010 and December 31, 2009 consisted of the following:

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

	March 31, 2010		December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$15,557		$17,009
Restructured loans	1,598		1,839

Total nonperforming loans	17,155		18,848

Foreclosed assets	4,758		3,271

Total nonperforming assets	$21,913		$22,119

Accruing loans past due 90 days or more	$—		$200
Potential problem loans	$2,108		$1,433
Allowance for loan losses	$7,921		$8,581

Nonperforming loans to period end loans	3.31%		3.61%
Allowance for loan losses to period end loans	1.53%		1.64%
Nonperforming assets to loans and foreclosed assets	4.19%		4.21%
Nonperforming assets to total assets	3.13%		3.26%
Ratio of allowance for loan losses to nonperforming loans (x)	0.46	x	0.46	x

All loans risk rated “substandard”, “doubtful” and “loss” are reviewed for probable losses. If a loan is determined to be impaired it is removed from its homogeneous group and individually analyzed for impairment. Other groups of loans based on facts and circumstances may also be selected for impairment review. As of March 31, 2010, the recorded investment in loans considered impaired totaled $17.2 million. The Company provided for probable losses through specific reserve allowances of $1.6 million on corresponding outstanding impaired loan balances of $12.0 million. Management analyzed and determined the collateral on $5.2 million of loan balances analyzed for impairment, to be adequate and no additional specific reserve allowance is necessary. Of the $5.2 million of impaired loans with no specific reserves, loans totaling $1.1 million had related charge-offs of $414,000 prior to determining no specific reserves were necessary. Included in impaired loans are four loans which were restructured to forgive accrued interest due to financial difficulties of the borrower. The restructured loans remain on nonaccrual status as of March 31, 2010. In addition, the Company has identified and evaluated for impairment $2.1 million of potential problem loans primarily as a result of possible credit problems of the related borrowers. Although these loans are not included as nonperforming loans in the above table, they have been considered by management in assessing the adequacy of its allowance for loan losses due to possible future credit problems of the borrowers. The allowance for loan losses includes allocated reserves of $226,000 for these potential problem loans as of March 31, 2010.

As of December 31, 2009, the total recorded investment in loans that management considered impaired totaled $18.8 million. Impaired loans of $17.1 million had a corresponding allowance of $2.6 million. There was no corresponding allowance with the remaining impaired loans of $1.7 million.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE F – ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Allowance for loan losses beginning of period	$8,581	$6,376

Provision for loan losses	1,250	885

Loans charged off	1,910	63
Recoveries	—	(3)

Net charge-offs	1,910	60

Allowance for loan losses end of period	$7,921	$7,201

NOTE G – NET INCOME PER SHARE

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2010	2009
Weighted average number of common shares used in computing basic net income per share	7,257,980	7,174,414
Effect of dilutive stock options	61,646	148,860

Weighted average number of common shares and dilutive potential shares used in computing diluted net income per share	7,319,626	7,323,274

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three-months ended March 31, 2010 were 112,537. For the corresponding prior year period there were 76,200 anti-dilutive shares.

NOTE H – STOCK OPTION PLANS

During 2000, the Bank adopted, with shareholder approval, an Employee Stock Option Plan and a Non-Employee Director Stock Option Plan. The Company assumed these plans in July 2002 as part of the

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE H – STOCK OPTION PLANS (Continued)

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
The estimated per share fair value of options granted	$2.11	$2.80

Assumptions in estimating option values:
Risk-free interest rate	2.41%	1.89%
Dividend yield	0.00%	0.00%
Volatility	41.0%	40.4%
Expected life	6.5 years	6.0 years

A summary of option activity under the stock option plans as of March 31, 2010 and changes during the three-month period ended March 31, 2010 is presented below:

	Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding as of December 31, 2009	361,711	$4.93	2.34 years	$395
Granted	10,000	4.74
Exercised	(76,177)	2.66
Forfeited	—	—
Expired	—	—

Outstanding as of March 31, 2010	295,534	$5.51	2.85 years	$301

Exercisable as of March 31, 2010	249,501	$4.44	1.93 years	$301

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE H – STOCK OPTION PLANS (Continued)

For the three-month periods ended March 31, 2010 and 2009, the intrinsic value of options exercised was approximately $177,000 and $9,200, respectively. During the three-month periods ended March 31, 2010 and 2009, 10,000 shares and 8,000 shares were granted, respectively. The fair value of options vested during the three-month period ended March 31, 2010 and 2009 was approximately $26,000 and $36,000, respectively. As of March 31, 2010 and 2009, approximately $220,000 and $386,000, respectively, of share-based compensation expense remained to be recognized over a weighted average period of 3.0 years for both the current and prior year periods stated.

Cash received from option exercises under share-based payment arrangements for the three-month periods ended March 31, 2010 and 2009 was approximately $203,000 and $26,000, respectively.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2010, a portion of the Company’s impaired loans was evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Loans held-for-sale

The Company originates single family, residential first mortgage loans that have been approved for purchase by secondary investors and are sold in the secondary market. The loans held-for-sale are carried at the lower of cost or market. Since loans held-for-sale are carried at the lower of cost or market value, the market value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Foreclosed Assets

Foreclosed assets are adjusted to fair value, less cost to sell, upon transfer of the loans to other real estate owned. Subsequently, other real estate owned assets are carried at fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$4,993	$—	$4,993	$—
Residential mortgage-backed securities	17,316	—	17,316	—

Total securities available for sale	$22,309	$—	$22,309	$—

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Residential mortgage-backed securities	$23,398	$—	$23,398	$—

Total securities available for sale	$23,398	$—	$23,398	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Mortgage loans held-for-sale	$21,778		$21,778
Impaired loans	$11,558	$—	$11,558	$—
Foreclosed assets	$4,758	$—	$2,750	$2,008

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$15,997	$—	$15,997	$—
Foreclosed assets	$3,271	$—	$756	$2,515

NOTE J – DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, federal funds sold, investments, accrued interest, loans, deposit accounts and borrowings. Accounting standards require the disclosure of the estimated fair value of financial instruments. The Company has recorded certain assets at fair value. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE J – DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Certificates of Deposit with Banks

The fair values are based on discounting expected cash flows at the interest rate for certificates of deposit with the same or similar remaining security.

Investment Securities

Fair value for investment securities available for sale equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value for investment securities held to maturity is determined using discounted cash flow analysis.

Loans and Loans Held-for-Sale

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, less a credit risk component. The carrying amount of loans held-for-sale is a reasonable estimate of fair value since they will be sold in a short period.

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

NOTE J – DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Financial assets:
Cash and due from banks	$6,648	$6,648	$8,096	$8,096
Interest-earning deposits with banks	65,308	65,308	50,987	50,987
Certificates of deposit with banks	41,790	41,808	50,196	50,219
Investment securities available for sale	22,309	22,309	23,398	23,398
Investment securities held to maturity	750	693	750	693
Loans held-for-sale	21,778	21,778	—	—
Loans, net	510,441	511,873	513,228	514,808
Accrued interest receivable	1,711	1,711	1,811	1,811
Stock in the Federal Home Loan Bank	1,275	1,275	1,275	1,275

Financial liabilities:
Deposits	$628,050	$627,401	$606,888	$606,690
Short-term borrowings	5,940	5,940	6,103	6,103
Long-term debt	27,285	27,179	27,290	27,185
Accrued interest payable	1,795	1,795	1,724	1,724

NOTE K – BUSINESS COMBINATION

Effective at the beginning of business on February 15, 2010, the Bank acquired 100% of the mortgage operations of Affiliated Mortgage, LLC creating a new division of the Bank, North State Bank Mortgage. The purchase price of $250,000 per the agreement included the purchase of fixed assets, interest and fees receivable and goodwill. In exchange for cash consideration of $250,000, the fair value of assets acquired included fixed assets of approximately $18,000, interest and fee income receivable of $91,000 and goodwill of $141,000.

The acquisition is being accounted for under the acquisition method of accounting (revised business combination guidance). The statement of net assets acquired as of February 15, 2010 is presented in the

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE K – BUSINESS COMBINATION (Continued)

following table. The purchased assets and identifiable intangible assets were recorded at their respective acquisition date values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair value becomes available. Goodwill of $141,000 is calculated as the purchase premium after adjusting for the fair value of the assets acquired. The goodwill is not expected to be deductible for income tax purposes. North State Bank Mortgage provided revenue of approximately $198,000 and a net income of approximately $32,000 for the period of February 15, 2010 to March 31, 2010, which is included in the consolidated financial statements.

Affiliated Mortgage, LLC’s results of operations prior to the acquisition are not included in the Company’s statements of operations.

Acquisition of Affiliated Mortgage, LLC

February 15, 2010
(in thousands)
Consideration:
Cash	$250

Fair value of total consideration paid	$250

Net assets acquired:
Premises and equipment, net	$18
Interest and fee income receivable	91

Total identifiable net assets at fair value	$109

Goodwill	141

Fair value of total consideration paid	$250

NOTE L – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of the financial statement issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: general and local economic conditions; changes in real estate values; changes in interest rates, deposit flows, and loan demand; changes in legislation or regulation including regulatory assessments; our ability to manage growth; changes in accounting principles, policies or guidelines; competition; other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services; and factors set out in our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the Securities and Exchange Commission.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Market Developments in the Banking Industry

Recent news indicates the economy may be improving, however, the economy continues to experience significantly reduced business activity. Declines in the real estate market continued during the first three months of 2010 due to falling real estate prices, especially home prices, the continued high level of unemployment and continued increases in foreclosures.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover Counties, in North Carolina. Due to the state of the economy in our market areas and the resultant potential impact on our loan portfolio, we continue to closely monitor our loan portfolio, nonperforming assets and allowance for loan losses. See the discussions on “Provision for Loan Losses” and “Allowance for Loan Losses and Asset Quality.” The business environment in North Carolina and the markets in which we operate may continue to see some deterioration for the foreseeable future which could continue to adversely impact our earnings in the future.

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

The FDIC required insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment rate was based on the third quarter of 2009 and assumed a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. The $4.9 million assessment we paid was accounted for as a prepaid expense on our balance sheet, as of December 30, 2009. Our first quarter 2010 earnings include applicable portion of the prepaid expense for the period. The results of the special assessment and increased regular assessments will continue to have a significant impact on our results of operations for the remainder of 2010 and in the future.

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

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government adopted in the fourth quarter of 2008 the Emergency Economic Stabilization Act and authorized the Department of the Treasury to establish the Troubled Asset Relief Program, or TARP, to purchase equity stakes in a wide variety of banks and thrifts through TARP’s Capital Purchase Program, or CPP. After careful and complete evaluation, our Board of Directors chose not to participate in the CPP. Also, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, as an initiative to counter the system-wide crisis in the nation’s financial sector. We elected to participate in the TLGP, in part, through full FDIC insurance coverage of all non-interest bearing deposit transaction accounts regardless of dollar amount. The program, originally scheduled to end on December 31, 2009, was extended through December 31, 2010 and can be extended another year after that date if the FDIC deems it to be in the best interest of depositors.

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002. Effective June 28, 2002, North State Bank became our wholly owned subsidiary. In March 2004, we formed North State Statutory Trust I, in December 2005 we formed North State Statutory Trust II and in November 2007 we established a third subsidiary trust, North State Statutory Trust III, all of which issued trust preferred securities to provide additional capital for general corporate purposes, including expansion of North State Bank. Our only business is the ownership and operation of North State Bank and the three subsidiary trusts.

North State Bank is a commercial bank that was incorporated under the laws of the State of North Carolina on May 25, 2000 and began operations on June 1, 2000. The Bank is a full service community bank providing banking services through seven locations in North Carolina: its new multi-story main office and corporate headquarters in North Raleigh; one office in the North Hills section of Raleigh; one office in West Raleigh; one office in downtown Raleigh; one office in Garner; one office serving the Wake Forest area; and one office in Wilmington. The Bank’s wholly-owned subsidiary, North State Bank Financial Services, Inc., offers wealth management and brokerage services. North State Bank Mortgage, a division of the Bank, began operations during February 2010 for the purpose of originating and selling single family, residential first mortgage loans.

Comparison of Financial Condition as of March 31, 2010 and December 31, 2009

Total assets as of March 31, 2010 were $701.1 million, an increase of $21.6 million or 3.2% over December 31, 2009. The increase is due to our February 15, 2010 acquisition of the mortgage operations of Affiliated Mortgage, LLC, which created a new division of the Bank, North State Bank Mortgage. As a result of the new division, our assets as of March 31, 2010 included $21.8 million in mortgage loans held-for-sale. Our loan portfolio, excluding held-for-sale mortgages, representing 73.9% of our total assets, continued to decline, down $3.4 million from $521.8 million as of December 31, 2009 as we continue to re-focus on making loans only to those customers with whom we also have a corresponding deposit relationship. We continue to have no exposure to subprime loans in our loan portfolio including our newly formed North State Bank Mortgage division. This division, which offers only traditional mortgage products, will not be involved in sub-prime lending. Our total short-term earning assets, including certificates of deposit with other banking institutions, grew $5.9 million to $107.1 million while our available for sale investment portfolio decreased $1.1 million to $22.3 million as of March 31, 2010 compared to December 31, 2009. Our deposits were up overall $21.6 million or 3.5% to $628.1 million as of March 31, 2010, compared to total deposits of $606.9 million as of December 31, 2009 due to $43.3 million in additional core deposit funds provided through our property management division, “CommunityPLUS”. The increase in these core funds facilitated the elimination of wholesale brokered time deposits as of March 31, 2010, down $20.1 million from December 31, 2009 and the decrease in the level of internet deposits, down $10.0 million from December 31, 2009. Our core deposit growth is a direct result of the successful launching of our “CommunityPLUS” property management division in early 2009 and our efforts to develop and build upon existing banking relationships with our chosen customers throughout all our markets in general.

Substantially all of our investments are accounted for as available for sale and are presented at their fair market value. Our available for sale investment portfolio decreased slightly to $22.3 million as of March 31, 2010 from $23.4 million as of December 31, 2009. As part of our investment portfolio management, we strategically sold $4.9 million of our U.S. government securities and obligations of U.S. governmental agencies for net gains of $232,000 during January 2010. Also, in January 2010, we purchased $5.0 million of U.S Treasury Notes. We continue to have no holdings in Fannie Mae or Freddie Mac preferred stock and no holdings in non-agency mortgage-backed securities. We own $750,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

Our interest-earning deposits with banks as of March 31, 2010 included $63.7 million in excess overnight funds in our Federal Reserve account and $1.6 million held at correspondent banks compared to $49.9 million and $1.1 million, respectively, as of December 31, 2009. Certificates of deposit with numerous federally insured banking institutions decreased to $41.8 million as of March 31, 2010 as maturing funds were reinvested in our mortgage loans held-for-sale. These certificates of deposit are fully insured by the FDIC with an average remaining maturity of approximately five months.

Our portfolio loans decreased $3.4 million or less than 1% to $518.4 million as of March 31, 2010 compared to $521.8 million as of December 31, 2009. The decline in the loan portfolio reflects loan payoffs and $1.9 million of charge-offs. New loan demand remains slow due to the continued effects of the recession on the economy and our focus on lending only to relationship customers. Real-estate-secured commercial loans increased approximately $14.9 million and commercial real estate construction and land development loans decreased approximately $25.2 million from December 31, 2009; combined, they remain the largest component of our loan portfolio comprising approximately 55.0% and 56.6%, respectively, of the loan portfolio as of March 31, 2010 and December 31, 2009. Our concentration in commercial real estate exposes us to more credit and regulatory risk than other types of loans. Real-estate-secured one-to-four family residential loans, one-to-four family residential construction loans and home equity lines of credit, represented 33.7% of the loan portfolio as of March 31, 2010, an increase of $6.7 million from December 31, 2009. Non-real estate commercial and industrial loans represented 8.8% of loans and installment and other consumer loans to individuals represented .87% of loans as of March 31, 2010, both loan types substantially unchanged from December 31, 2009. . The prime interest rate remained unchanged at 3.25%. With our new mortgage division, North State Bank Mortgage, we also originate single family, residential first mortgage loans that have been approved for purchase by secondary investors and are sold in the secondary market. As of March 31, 2010 mortgage loans held-for-sale were $21.8 million.

Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. A continued downturn in the real estate markets in which we operate, specifically New Hanover and Wake Counties, could have an adverse effect on our business, financial condition and results of operations because of loans in these markets secured by real estate. Borrowers may not be able to make current payments on or repay real estate loans and the value of the collateral securing these loans may decline, which would reduce the security for these loans. Also a concentration in real estate loans, specifically commercial real estate loans, has become a focal point of the federal banking regulators. Our concentration in these loans could possibly subject us to adverse comment or action by our federal and state banking regulators, including the FDIC, the Federal Reserve and the North Carolina Commissioner of Banks.

The allowance for loan losses was $7.9 million as of March 31, 2010 compared to $8.6 million as of December 31, 2009, representing 1.53% and 1.64%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The level of the allowance relative to gross loans declined primarily due to fewer reserves on impaired loans as a result of charge-offs during the first three months of 2010. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of March 31, 2010. We monitor the allowance regularly.

Our premises and equipment remained substantially unchanged from year-end 2009 at $14.7 million. Foreclosed assets increased to $4.8 million as of March 31, 2010 from $3.3 million as of December 31, 2009 reflecting $3.7 million of additional properties, sales of $2.0 million, capital expenditures on foreclosed properties of $69,000 and valuation adjustments on foreclosed properties of $233,000 during the three months ended March 31, 2010. Additional discussion regarding foreclosed assets is included in the section “Allowance for Loan Losses and Asset Quality.”

In total, our deposits increased $21.2 million to $628.1 million as of March 31, 2010 from $606.9 million as of December 31, 2009. Our core deposits continue to increase, up $31.9 million to $444.9 million from $412.9 million as of December 31, 2009, representing 70.8% compared to 68.0%, respectively, of our total deposits as of March 31, 2010 and December 31, 2009. Our “CommunityPLUS” division, dedicated to growing deposits specifically in the property management industry, grew approximately $43.3 million during the first three months of 2010 representing 30.7% of total deposits as of March 31, 2010, up from 24.7% of our total deposits as of December 31, 2009. Continued slow loan growth and successful building of these core deposits provided the opportunity to reduce non-traditional internet deposits and eliminate generally more volatile wholesale brokered certificates of deposit during the first three months of 2010.

Total time deposits decreased $6.8 million to $262.5 million as of March 31, 2010 compared to $269.3 million as of December 31, 2009. A key reason for the decrease was due to the planned elimination of wholesale brokered time deposits, down $20.1 million from year-end 2009 and down $48.2 million from March 31, 2009. Non-brokered internet deposits, which are certificates of deposit issued by means of an internet subscription service, were reduced $10.0 million to $23.4 million as of March 31, 2010 from $33.4 million as of year-end 2009. Time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program increased $23.3 million to $45.0 million as of March 31, 2010 from $21.6 million as of December 31, 2009. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Also, generally more volatile time deposits over $100,000, excluding internet deposits, decreased $4.0 million to $114.8 million as of March 31, 2010. Traditional core time deposits less than $100,000 grew to $79.3 million, up $4.0 million over December 31, 2009. Total time deposits represented 41.8% of our total deposits outstanding as of March 31, 2010, compared to 44.4% as of December 31, 2009.

Interest-bearing transaction deposits which are savings, money market and interest checking accounts, grew to $249.2 million as of March 31, 2010, an increase of $16.5 million over December 31, 2009. These traditional core deposits increased to 39.7% of total deposits as of March 31, 2010 up from 38.3% of total deposits as of December 31, 2009. Non-interest bearing deposits increased to $116.4 million as of March 31, 2010, up $11.5 million or 10.9% over December 31, 2009 and representing an increase to 18.5% of total deposits as of March 31, 2010 from 17.3% as of December 31, 2009. Deposit funds in money market, interest checking and non-interest bearing transaction accounts from our “CommunityPLUS,” division contributed $23.5 million of the increase in these deposit funds during the first three months of 2010. In total, traditional core deposits, which exclude internet, CDARS, wholesale brokered deposits and time deposits greater than $100,000, increased $31.9 million to $444.9 million as of March 31, 2010. Continued success in eliminating non-core and generally more volatile deposits such as internet deposits and time deposits to single service customers will be a priority in the future while we maintain our focus on growing traditional core deposits with our customers in which we aim to obtain the customers’ borrowing and deposit relationship.

Strong core deposit growth continues to minimize our need for short-term borrowings. Short-term borrowings as of March 31, 2010, consisting solely of securities sold under repurchase agreements, were $5.9 million, substantially unchanged from December 31, 2009. Long-term borrowings remained unchanged as well from December 31, 2009 at $27.3 million consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $622,000 to $36.8 million as of March 31, 2010. The increase was primarily provided by net income of $514,000 and the conversion of 76,177 stock options held by directors and employees into common stock which contributed $203,000 to our total shareholders’ equity.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2010 and 2009

Net Income. For the three-month period ended March 31, 2010, net income was $514,000 compared to $833,000 for the corresponding three-month period of 2009, representing a decrease of $319,000 or 38.3%. On a diluted share basis, earnings were $.07 and $.11 per share, respectively, for the three-month periods ended March 31, 2010 and 2009.

The decrease in earnings for the period is primarily attributable to higher loan loss provision, up $365,000; valuation adjustments of $233,000, losses on sales of $31,000 and higher general expenses of $68,000, all related to foreclosed properties; and higher FDIC insurance premiums, up $87,000. These items were partially offset with increased net interest income of $330,000, additional mortgage income of $169,000 from our new mortgage division as well as a continuation of expense reduction initiatives undertaken early in 2009.

Net Interest Income. Net interest income was $5.4 million for the three-month period ended March 31, 2010 compared to $5.1 million for the prior year period. Net interest income increased due to changes in the deposit mix with corresponding reduced interest expense. Higher costing average time deposits decreased $49.6 million while lower-costing interest-bearing transaction deposits increased $17.5 million and average noninterest bearing demand deposits increased $22.6 million. Overall, we had a greater decline in average interest-bearing deposits of $34.7 million than average interest-earning assets which were reduced $16.5 million.

Interest income for the three-month period ended March 31, 2010 decreased $996,000 or 11.6% over the prior year period. Interest income is affected by changes in the mix and volume of average interest-earning assets, interest rates and also by the level of loans on nonaccrual status. Lower yields on interest-earning assets decreased interest income approximately $630,000. A decrease of $26.8 million in loans reduced interest income approximately $379,000. Another factor contributing to lower loan interest income is a higher level of nonaccrual loans where interest accrual is discontinued. Nonaccrual loans for the first three months of 2010 averaged $17.8 million, representing an approximate $240,000 loss of interest income. Loans on nonaccrual status grew $10.4 million to $17.2 million as of March 31, 2010 over $6.8 million as of March 31, 2009.

Total interest expense decreased $1.3 million or 38.1% over the prior year period. A change in deposit mix and repricing of time deposits at lower rates were the primary factors for the overall decrease in interest expense. A decrease in average time deposits of $49.6 million reduced interest expense by approximately $317,000 and repricing of time deposits at lower rates reduced interest expense by approximately $941,000. Also contributing to lower deposit interest expense was an average increase of $22.6 million in noninterest-bearing demand deposits over the prior year period. Interest expense on average short-term and long-term borrowings decreased $92,000 over the prior year period due to lower rates paid on these borrowings.

Overall, net interest income for the three-month period ended March 31, 2010 increased $330,000 or 6.5%, compared to the same period in 2009. The net interest margin for the three-month period was 3.36% compared to 3.08% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$521,461	$7,101	5.52%	$548,221	$8,044	5.95%
Loans held for sale	4,852	60	5.02%	—	—	0.00%
Investments available for sale	23,518	201	3.47%	25,434	272	4.34%
Investments held to maturity	750	9	4.87%	750	13	7.03%
Fed Funds Sold	—	—	0.00%	38	—	0.00%
Other Interest-earning assets	105,724	229	0.88%	98,369	267	1.10%

Total interest-earning assets	656,305	7,600	4.70%	672,812	8,596	5.18%

Other assets	27,979			23,657

Total assets	$684,284			$696,469

Interest-bearing liabilities:
Deposits:
Savings, NOW & Money Market	$238,411	545	0.93%	$220,250	521	0.96%
Time deposits over $100,000	128,589	750	2.37%	124,910	1,177	3.82%
Other time deposits	129,193	636	2.00%	182,500	1,467	3.26%
Short-term borrowings	6,059	6	0.40%	9,263	9	0.39%
Long-term debt	27,287	220	3.27%	27,308	309	4.59%

Total interest-bearing liabilities	529,539	2,157	1.65%	564,231	3,483	2.50%

Demand deposits	114,622			92,053
Other liabilities	2,884			3,799
Shareholders’ equity	37,239			36,386

Total liabilities and shareholders’ equity	$684,284			$696,469

Net interest income and interest rate spread		$5,443	3.04%		$5,113	2.68%

Net yield on average interest-earning assets			3.36%			3.08%

Ratio of average interest-earning assets to average interest-bearing liabilities			123.94%			119.24%

(1)	Nonaccrual loans are included in loan amounts.

Provision for Loan Losses. The provision for loan losses increased $365,000 or 41.2% during the three-month period ended March 31, 2010 to $1.3 million compared to $885,000 for the same period in 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the three-month period ended March 31, 2010 is principally in response to probable losses identified in our impaired loan evaluation as well as increases in our general reserve due to an overall increase in the qualitative risk factors applied to our general non-impaired pool of loans. The allowance for loan losses was $7.9 million as of March 31, 2010 or 1.53% of loans outstanding as of March 31, 2010 compared to $8.6 million or 1.64% of loans outstanding as of December 31, 2009. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Noninterest Income. For the three-month period ended March 31, 2010, non-interest income decreased $102,000 to $586,000 from $677,000 for the three months ended March 31, 2009. Included in noninterest income for the first three months of 2010 and 2009 are net gains from sales on investment securities of $232,000 and $464,000, respectively. Service charges and fees on deposits were substantially unchanged at $98,000 for the three-month period ending March 31, 2010, down $12,000 from the prior year period. Mortgage income generated by our new mortgage loan division provided additional noninterest income of $169,000 for the three-month period ended March 31, 2010. Fees from annuity sales and other fees generated from wealth management services provided $21,000 in non-interest income, down $7,000 over the prior year period.

Noninterest Expense. We began expense reducing initiatives early in 2009 in an effort to partially offset increasingly higher regulatory assessments, specifically FDIC deposit insurance premiums, as well any other unexpected changes due to the current and anticipated economic environment. We have continued these cost saving initiatives into 2010 to continue to partially offset increased FDIC insurance premiums as well as other costs as a result of the ongoing weakened economy such as higher provisions for loan losses, provisions for losses on foreclosed assets and ongoing expenses on foreclosed properties.

Salaries and other personnel expense represent our largest expense category at $1.6 million, down $92,000 from $1.7 million for the three months ended March 31, 2009. Full time equivalent employees were up overall to 104 from 100 as a result of 11 full time mortgage employees from our new mortgage division offsetting employee reductions due to organizational consolidations throughout the Company since March 2009. Our efforts to maintain our cost savings initiatives provided much of the $92,000 decrease in overall personnel expense. Our 401(k) retirement expense was down $80,000 compared to the prior year period. We ceased matching our employees’ 401(k) retirement contributions in the second quarter of 2009. We also have continued our elimination of incentive and other payroll bonuses as in the first three months of 2009.

Occupancy and equipment costs increased $65,000 to $711,000 for the three-month period ended March 31, 2010 compared to the same period last year primarily due to additional depreciation expense related to the new multi-story corporate and banking office which opened in June 2009. Other non-interest expenses increased $421,000 over the prior year period primarily due to provision for losses on foreclosed assets and the FDIC base assessment increase in insurance premiums. FDIC insurance premiums were $364,000 for the three months ended March 31, 2010, an increase of $87,000 or 31.4% over the prior year period due to these higher regulatory rate requirements. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation-Insurance Assessments” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Revaluation of foreclosed assets in March 2010 resulted in valuation losses of $233,000 for the three-month period ended March 31, 2010. Also included in noninterest expense are losses on sales of foreclosed assets of $31,000 as well as expenses, net of rental income, on foreclosed assets of $63,000 compared to $12,000 for the prior year period. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Outsourced data processing fees were up $48,000 over the prior year period. A substantial part of the increase in these fees during this period is due to additional outsourced software costs attributable to our “CommunityPLUS” division. Also as a result of implemented expense reduction initiatives, we continue to suspend corporate director fees for 2010 and we continue to reduce other noninterest expense wherever possible. For the three-month period ended March 31, 2010, professional fees decreased $18,000; bankcard and check expenses were down $46,000 due to lower volume and the elimination of free checks whenever possible; and donations were down $8,000. There were no other significant changes in other noninterest expenses.

Allowance for Loan Losses and Asset Quality

Our loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Net charge-offs were $1.9 million for the three-month period ended March 31, 2010 compared to net charge-offs of $60,000 for the prior year period. Approximately $1.4 million or 73.7% of the loans charged off for the three months ended March 31, 2010 were real estate secured loans on properties located primarily in our New Hanover County market. Overall, real-estate-secured construction and land development loans represented $1.4 million or 75.0%, one-to-four family residential loans represented $238,000 or 12.5% and commercial real-estate-secured loans represented $190,000 or 10.0% of total charge-offs for the first three months of 2010. Our loan loss allowance as a percentage of loans was 1.53% as of March 31, 2010 and 1.64% as of December 31, 2009. The decrease in the level of the loan loss allowance relative to gross loans resulted primarily from the $1.9 million of charge-offs during the first three months of 2010 net of increased reserves allocated to specific loans and an increase in the general reserve due to increases in risk factors.

We provided for probable losses through specific impairment reserve allowances of $1.6 million on $12.0 million of non-performing loans. Our allowance for loan loss model also provided approximately $226,000 of reserves for $2.1 million potential problem loans. Detail regarding impaired and potential problem loans is discussed below. Including reserves for potential problem loans, the actual impairment reserve decreased to $1.8 million as of March 31, 2010 from $2.9 million as of December 31, 2009. The decrease was primarily as a result of charge-offs of approximately $900,000 s to the December 31, 2009 impaired loans. In total, charge-offs of $1.9 million effectively reduced the allowance as a percent of total loans outstanding by approximately 37 basis points while additions to reserves of $1.3 million added approximately 26 basis points. Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. We regularly monitor our loan portfolio and our allowance for loan losses, as discussed in “Asset Quality and the Allowance for Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2009.

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Also, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management. Additional information regarding our allowance for loan losses and loan loss experience is presented in “Note E” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. If the economy continues to languish or deteriorate, our borrowers could be negatively impacted which could result in continued increased charge-offs and non-performing loans, which could require us to increase our allowance for loan losses.

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis. We generally place loans on a non-accrual basis when a loan becomes 90 days past due and/or in management’s opinion the borrower may be unable to meet payments as they become due. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans considered troubled debt restructurings occur when for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered, including the reduction of interest rates below a rate otherwise available to that borrower or the forgiveness of interest or principal due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Potential problem loans are loans that are currently performing in accordance with the original terms of the loan and are not a component of nonperforming assets but are closely monitored as a result of information regarding possible credit problems of the related borrowers. Our nonperforming assets as of March 31, 2010 were comprised of $15.6 million in non-accrual loans, $1.6 million in troubled debt restructurings that were also non-accrual, and foreclosed assets of $4.8 million. We did not have any accruing loans that were past due 90 days or more.

In total, nonperforming loans were $17.2 million or 3.31% of loans as of March 31, 2010 compared to $18.8 million or 3.61% of period-end loans as of December 31, 2009. Approximately 75.6% of our nonaccrual loans as of March 31, 2010 were real-estate secured construction and land development loans. A substantial portion of the nonperforming loans as of March 31, 2010 is attributable to ten borrowers with various construction and commercial real estate loans located primarily in our New Hanover County market. The largest exposure to any one borrower included in our non-performing loans was $2.2 million. The real estate secured loans to these ten borrowers totaling $10.9 million are secured by various residential building lots and residential homes. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating $958,000 on these loans were necessary in addition to $850,000 of partial charge-offs. Our impairment analysis of the remaining $6.2 million of nonperforming loans resulted in additional impairment reserves of $625,000 for outstanding loans with balances of $1.1 million, represented by 34 loans to 13 borrowers with an average loan balance of less than $50,000. Included in the above impaired loans are four residential or commercial real estate loans or commercial loans totaling $1.6 million which were restructured to forgive all accrued interest due to financial difficulties of the borrower. The restructured loans remain on nonaccrual status as of March 31, 2010.

As of March 31, 2010, we also identified and evaluated $2.1 million of potential problem loans, primarily as a result of information regarding possible, although not probable, credit problems of the related borrowers. These loans were performing in accordance with the original terms of the loans and not past due as of March 31, 2010 with the exception of one loan that was 30-89 days past due. Management considered these loans in assessing the adequacy of our allowance for loan losses. These loans were represented by seven individual loans to seven borrowers with an average loan balance of approximately $300,000. Approximately $1.1 million of these potential problem loans are secured by real estate and the remainder are secured with receivables, equipment or are unsecured. During the first three months of 2010, we did not charge off any of the loans reported at December 31, 2009 as potential problem loans.

Foreclosed assets of $4.8 million as of March 31, 2010 consisted of 40 properties acquired through foreclosure with the two largest in terms of dollar value representing $800,000 and $739,000 in residential and commercial real estate. Also included in foreclosed assets are four new residential building lots representing approximately $679,000; nine residential construction properties and building lots representing approximately $577,000; and three commercial real estate construction properties representing approximately $496,000, all acquired through foreclosure from three residential builders. Due to the continued downturn in the New Hanover and Wake County real estate markets, the foreclosed properties underwent revaluation in March 2010, resulting in additional valuation losses on various foreclosed properties of $233,000 which is included in provision for foreclosed assets in our consolidated statements of operations included in this report. The remaining properties included in foreclosed assets average less than $100,000. Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. During the three months ended March 31, 2010, sales of three foreclosed properties with a carrying value of approximately $2.1 million were sold net of selling costs for $2.0 million resulting in net losses of $31,000. Fair value of foreclosed assets is based on recent appraisals or discounted collateral values for properties for which recent appraisals were not available. After review of these foreclosed assets, we believe the fair values, less estimated costs to sell equal their current carrying value as of March 31, 2010. Foreclosed assets as of December 31, 2009 consisted of 16 properties totaling $3.3 million with the largest dollar value of $1.6 million representing a commercial building acquired from the settlement of a loan attributable to a single-practice physician who died unexpectedly. The property was sold in March 2010 at approximately its carrying value and is included in the 2010 sales of foreclosed property discussed above.

The following table presents for the dates indicated, information about foreclosed assets.

	March 31,
	2010	2009
	(Dollars in thousands)
Foreclosed assets beginning of year	$3,271	$2,276

Loans transferred to foreclosed assets	3,678	24
Improvements to foreclosed assets	69	—
Proceeds of sales, net of selling expenses	(1,996)	—
Net loss on sale of foreclosed assets	(31)	—

	4,991	2,300
Valuation allowance for foreclosed assets	(233)	—

Foreclosed assets end of year	$4,758	$2,300

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, Federal funds sold and investment securities classified as available for sale) comprised $136.1 million or 19.4% and $132.7 million or 19.5% of our total assets as of March 31, 2010 and December 31, 2009, respectively.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets. We are also authorized to borrow from the Federal Reserve Bank’s “discount window”. As of March 31, 2010, we had pledged specific collateral for potential borrowing of up to $122.4 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. As of March 31, 2010, our short-term borrowings consisted of securities sold under agreements to repurchase of $5.9 million. As of March 31, 2010, overnight excess funds of $63.7 million were invested in our account at the Federal Reserve. In addition, $41.8 million was invested in short-term time deposits with federally insured domestic banking institutions.

Total deposits were $628.1 million and $606.9 million as of March 31, 2010 and December 31, 2009, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 41.8% and 44.4%, respectively, of total deposits as of March 31, 2010 and December 31, 2009. Time deposits of $100,000 or more represented 19.7% and 22.1%, respectively, of our total deposits as of March 31, 2010 and December 31, 2009. As of March 31, 2010, we had eliminated all of our wholesale brokered certificates of deposits, a decrease of $20.1 million from December 31, 2009. Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. To be categorized as well capitalized, the Bank must maintain a minimum ratio of total risk-based capital of 10.0% among other ratios. As of March 31, 2010, the Bank was “well capitalized” with a total risk-based capital ratio of 12.68%. Deposits generated through an internet subscription service decreased to $23.4 million as of March 31, 2010 compared to $33.4 million as of December 31, 2009. The internet time deposits are included in time deposits as of March 31, 2010 and both the non-traditional deposit sources, wholesale brokered and internet time deposits are included in time deposits on our balance sheet as of December 31, 2009. Maturities of these accounts are within one year. Other than brokered deposits and internet deposits, we believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position as of March 31, 2010 is adequate to meet our operating needs.

Short and long-term borrowings as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Short-term borrowings
Repurchase agreements	$5,940	$6,103

	$5,940	$6,103

Long-term borrowings
FHLB advances	$820	$825
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465

	$27,285	$27,290

A description of the trust preferred securities and related junior subordinated debentures outstanding as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009	Maturity Date	Interest rate
	(Dollars in thousands)
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of the subordinated notes outstanding as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009	Maturity Date	Interest rate
	(Dollars in thousands)
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of March 31, 2010, our equity to assets ratio was 5.25%. The Bank’s tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 7.29%, 9.36 and 12.68%, respectively, as of March 31, 2010 compared to 7.31%, 9.34% and 12.64% as of December 31, 2009. As of March 31, 2010, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

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

In addition to simulation of net interest income, we utilize a discounted net present value of cash flow analysis called Economic Value of Equity or “EVE”. This methodology aids management in identifying long-term interest rate risk. Additional discussion of EVE is presented in Item 7, under “Asset/Liability Management” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Our hedging strategy is generally intended to take advantage of opportunities to reduce, to the extent possible, unpredictable cash flows. We may use a variety of commonly used derivative products that are instruments used by financial institutions to manage interest rate risk. The products that may be used as part of a hedging strategy include swaps, caps, floors and collars. We previously have used a stand-alone derivative financial instrument, in the form of an interest rate floor, in our asset/liability management program. The transaction involved both credit and market risk. The instrument was designated as a cash flow hedge of the risk of overall changes in cash flows below the Wall Street Journal prime strike rate of 7.50% on the floor. Although the cash flow hedge was consistent with our risk management objective, we decided in March 2008 to terminate the interest rate floor agreement after considering the impact of the transaction on our risk management objectives. On March 17, 2008, we received $1.9 million in connection with the termination of the interest rate floor and amortized the remaining pre-tax gain of $1.5 million over the remaining 19 months of the original contract period ending November 1, 2009. Additional discussion of derivatives is presented in Note L to our consolidated financial statements included under Item 8 of Part II of our Annual Report on Form 10-K for the year ended December  31, 2009.

Item 4T. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: May 11, 2010	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: May 11, 2010	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer