Form 10-Q
period 2010-06-30
NORTH STATE BANCORP
filed 2010-08-16
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of August 13, 2010, 7,427,976 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009*
	(Dollars in thousands)
ASSETS

Cash and due from banks	$10,550	$8,096
Interest-earning deposits with banks	21,922	50,987
Certificates of deposit with banks	35,455	50,196
Investment securities available for sale, at fair value	21,499	23,398
Investment securities held to maturity, at amortized cost	250	750

Loans held-for-sale	31,212	—

Loans	506,770	521,809
Less allowances for loan losses	8,484	8,581

NET LOANS	498,286	513,228

Accrued interest receivable	1,645	1,811
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,275	1,275
Premises and equipment, net	14,731	14,846
Foreclosed assets	5,188	3,271
Prepaid FDIC insurance	4,196	4,859
Other assets	5,100	6,712

TOTAL ASSETS	$651,309	$679,429

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$112,592	$104,904
Savings, money market and NOW	244,527	232,706
Time	220,881	269,278

TOTAL DEPOSITS	578,000	606,888

Accrued interest payable	1,931	1,724
Short-term borrowings	5,383	6,103
Long-term borrowings	27,280	27,290
Accrued expenses and other liabilities	1,018	1,258

TOTAL LIABILITIES	613,612	643,263

Commitments (Note D)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized 7,427,976 and 7,198,513 shares issued and outstanding June 30, 2010 and December 31, 2009, respectively	21,587	20,865
Accumulated earnings	15,726	14,902
Accumulated other comprehensive income	384	399

TOTAL SHAREHOLDERS’ EQUITY	37,697	36,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$651,309	$679,429

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$7,108	$7,956	$14,209	$16,000
Loans held-for-sale	298	—	358	—
Investments	181	303	391	588
Dividends and interest-earning deposits	202	253	431	520

TOTAL INTEREST INCOME	7,789	8,512	15,389	17,108

INTEREST EXPENSE
Money market, NOW and savings deposits	521	529	1,066	1,050
Time deposits	1,215	2,290	2,601	4,934
Short-term borrowings	7	8	13	17
Long-term debt	228	283	448	592

TOTAL INTEREST EXPENSE	1,971	3,110	4,128	6,593

NET INTEREST INCOME	5,818	5,402	11,261	10,515

PROVISION FOR LOAN LOSSES	1,612	899	2,862	1,784

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,206	4,503	8,399	8,731

NON-INTEREST INCOME
Merchant and other loan fees	33	41	63	95
Service charges and fees on deposit accounts	98	118	196	228
Net gain on sale of investment securities	—	—	232	464
Impairment loss on nonmarketable securities	—	(134)	—	(134)
Fees from mortgage operations	484	—	653	—
Other	110	68	167	117

TOTAL NON-INTEREST INCOME	725	93	1,311	770

NON-INTEREST EXPENSE
Salaries and employee benefits	1,956	1,598	3,593	3,327
Occupancy and equipment	654	663	1,365	1,309
Professional fees	161	64	256	177
FDIC insurance	353	602	717	879
Data processing and other outsourced services	344	290	697	595
Advertising and promotion	24	87	74	121
Provision for foreclosed assets	416	—	649	—
Net (gain) loss on sale of foreclosed assets	(7)	—	24	—
Other	476	448	905	853

TOTAL NON-INTEREST EXPENSE	4,377	3,752	8,280	7,261

INCOME BEFORE INCOME TAXES	554	844	1,430	2,240
INCOME TAXES	244	351	606	914

NET INCOME	$310	$493	$824	$1,326

NET INCOME PER COMMON SHARE
Basic	$.04	$.07	$.11	$.18

Diluted	$.04	$.07	$.11	$.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,337,980	7,177,612	7,298,201	7,176,022

Diluted	7,371,396	7,304,274	7,345,693	7,314,892

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income	$310	$493	$824	$1,326

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss) on available for sale securities	171	(312)	207	(151)
Tax effect	(66)	120	(79)	58
Reclassification of net gain recognized in net income	—	—	(232)	(464)
Tax effect	—	—	89	179

Net of tax amount	105	(192)	(15)	(378)

Cash flow hedging activities:
Reclassification of gain
recognized in net income	—	(247)	—	(507)
Tax effect	—	95	—	195

Net of tax amount	—	(152)	—	(312)

Total other comprehensive income (loss)	105	(344)	(15)	(690)

Comprehensive income	$415	$149	$809	$636

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated other comprehensive income	Total shareholders’ equity
	Common stock		Retained earnings
	Shares	Amount
	(Dollars in thousands)
Balance as of December 31, 2008	7,171,268	$20,648	$13,804	$1,094	$35,546
Net income	—	—	1,326	—	1,326
Other comprehensive loss, net of tax	—	—	—	(690)	(690)
Stock based compensation	—	65	—	—	65
Stock options exercised including income tax benefit of $9	7,245	45	—	—	45

Balance as of June 30, 2009	7,178,513	$20,758	$15,130	$404	$36,292

Balance as of December 31, 2009	7,198,513	$20,865	$14,902	$399	$36,166
Net income	—	—	824	—	824
Other comprehensive loss, net of tax	—	—	—	(15)	(15)
Stock based compensation	—	50	—	—	50
Stock options exercised including income tax benefit of $61	229,463	672	—	—	672

Balance as of June 30, 2010	7,427,976	$21,587	$15,726	$384	$37,697

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$824	$1,326
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	465	419
Net amortization (accretion) of premiums and discounts on investment securities	(12)	10
Amortization of investment accounted for under the cost method	19	3
Amortization of gain on termination of derivative instrument	—	(507)
Net realized gains on sale of investment securities available for sale	(232)	(464)
Impairment loss on nonmarketable security	—	134
Originations of loans held-for-sale	(84,863)	—
Proceeds from sales of loans held-for-sale	53,651	—
Provision for loan losses	2,862	1,784
Provision for foreclosed assets	649	—
Net loss on sale of foreclosed assets	24	—
Stock based compensation	50	65
Change in assets and liabilities:
Decrease in accrued interest receivable	166	287
Decrease in other assets	2,266	(282)
Increase in accrued interest payable	207	578
Decrease in accrued expenses and other liabilities	(240)	(125)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(24,164)	3,228

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in certificates of deposit with banks	14,741	(23,644)
Proceeds from maturities and repayments of investment securities available for sale	2,223	3,293
Proceeds from sales of investment securities available for sale	4,885	17,157
Purchases of investment securities available for sale	(4,990)	(10,503)
Purchase of FHLB stock	—	(252)
Purchases of premises and equipment	(350)	(2,646)
Net (increase) decrease in loans	6,901	(5,641)
Proceeds from sales of foreclosed property	3,203	—
Expenditures on foreclosed property	(114)	—

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	26,499	(22,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(28,888)	20,530
Net increase (decrease) in short-term borrowings	(720)	1,857
Repayments on long-term borrowings	(10)	(10)
Exercise of stock options	611	36
Excess tax benefits from exercise of stock options	61	9

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(28,946)	22,422

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,611)	3,414

CASH AND CASH EQUIVALENTS, BEGINNING	59,083	66,430

CASH AND CASH EQUIVALENTS, ENDING	$32,472	$69,844

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2010 and December 31, 2009 and for the three and six-month periods ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). North State Bank Mortgage (“NSB Mortgage”), a division of the Bank, began operations during February 2010 for the purpose of originating and selling single family, residential first mortgage loans.

All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2010, additional guidance was issued under the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, requiring disclosures of significant transfers in and out of Levels 1 and 2 fair value and the reasons for the transfers. Certain additional disclosures are now required in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. The adoption of the new accounting disclosures did not have a material effect on the Company’s financial position or results of operations.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendment will require allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ending December 31, 2010.

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

The amortized cost and fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	As of June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$4,996	$2	$—	$4,998
Government-sponsored residential mortgage-backed securities	15,875	626	—	16,501

Total securities available for sale	$20,871	$628	$—	$21,499

Securities held to maturity:
Corporate securities	$250	$—	$19	$231

Total securities held to maturity	$250	$—	$19	$231

	As of December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$22,745	$686	$33	$23,398

Total securities available for sale	$22,745	$686	$33	$23,398

Securities held to maturity:
Corporate securities	$750	$—	$57	$693

Total securities held to maturity	$750	$—	$57	$693

The following table shows as of June 30, 2010 and December 31, 2009 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity. There were no unrealized losses as of June 30, 2010 on available for sale securities. The unrealized losses on available for sale securities as of December 31, 2009 relate to three residential mortgage-backed securities. The unrealized losses on held to maturity corporate securities as of June 30, 2010 and December 31, 2009 relate to one corporate security. The unrealized losses are not likely to reverse unless and until market interest rates rise to the levels that existed when the securities were purchased. Since the Company does not intend to sell the securities prior to recovery and it is more likely than not the Company will not be required to sell the impaired securities prior to recovery, none of the securities are deemed to be other than temporarily impaired. The held to maturity corporate securities consist of one corporate bond for which the Bank has the intent and ability to hold to maturity and report at cost. During the three months ended June 30, 2010, $500,000 of the corporate bond was transferred for collateral on a community reinvestment loan.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	As of June 30, 2010
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities held to maturity:
Corporate securities	$—	$—	$231	$19	$231	$19

Total securities held to maturity	$—	$—	$231	$19	$231	$19

	As of December 31, 2009
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$—	$—	$7,030	$33	$7,030	$33

Total temporarily impaired securities	$—	$—	$7,030	$33	$7,030	$33

Securities held to maturity:
Corporate securities	$—	$—	$693	$57	$693	$57

Total securities held to maturity	$—	$—	$693	$57	$693	$57

The amortized cost and fair values of securities available for sale and securities held to maturity as of June 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	As of June 30, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies
Due within one year	$4,996	$4,998

	4,996	4,998

Government-sponsored residential mortgage-backed securities
Due after one but within five years	551	567
Due after five but within ten years	2,250	2,353
Due after ten years	13,074	13,581

	15,875	16,501

Total securities available for sale:
Due within one year	$4,996	$4,998
Due after one but within five years	551	567
Due after five but within ten years	2,250	2,353
Due after ten years	13,074	13,581

	$20,871	$21,499

Securities held to maturity:
Corporate securities
Due after five but within ten years	$250	$231

	$250	$231

Securities with a carrying value of $14.8 million and $15.2 million as of June 30, 2010 and December 31, 2009, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

For the three months ended June 30, 2010 and 2009 there were no sales of investment securities. During the six months ended June 30, 2010 proceeds from sales of investment securities of $4.9 million resulted in gross gains of $232,000. During the six months ended June 30, 2009 proceeds from sales of investment securities of $17.2 million resulted in gross gains of $470,200 and gross losses of $6,700.

NOTE D - COMMITMENTS

As of June 30, 2010, loan commitments were as follows:

(Dollars in thousands)

Commitments to extend credit	$38,203
Undisbursed lines of credit	20,345
Letters of credit	2,181
Commitments to originate mortgage loans, fixed and variable rate	32,473

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans:

	June 30, 2010		December 31, 2009
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate loans:
Construction, land development and other land loans	$137,945	27.21%	$174,764	33.47%
Farmland	2,657	0.52%	2,398	0.46%
One to four family residential	106,320	20.97%	108,229	20.73%
Multifamily residential	5,966	1.18%	5,713	1.09%
Non-farm nonresidential	203,422	40.11%	180,284	34.53%

	456,310		471,388

Non-real estate loans:
Commercial and industrial	46,830	9.23%	45,713	8.76%
Consumer and other	3,971	0.78%	4,986	0.96%

	50,801		50,699

	507,111	100.00%	522,087	100.00%
Unamortized net deferred loan fees	(341)		(278)

Total loans	$506,770		$521,809

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

Nonperforming assets as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010		December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$13,887		$17,009
Restructured loans	1,760		1,839

Total nonperforming loans	15,647		18,848

Foreclosed assets	5,188		3,271

Total nonperforming assets	$20,835		$22,119

Accruing loans past due 90 days or more	$—		$200
Potential problem loans	$2,930		$1,433
Allowance for loan losses	$8,484		$8,581

Nonperforming loans to period end loans	3.09%		3.61%
Allowance for loan losses to period end loans	1.67%		1.64%
Nonperforming assets to loans and foreclosed assets	4.07%		4.21%
Nonperforming assets to total assets	3.20%		3.26%
Ratio of allowance for loan losses to nonperforming loans (x)	0.54	x	0.46	x

All loans risk rated “substandard”, “doubtful” and “loss” are reviewed for probable losses. If a loan is determined to be impaired it is removed from its homogeneous group and individually analyzed for impairment. Other groups of loans based on facts and circumstances may also be selected for impairment review. As of June 30, 2010, the recorded investment in loans considered impaired totaled $15.6 million. The Company provided for probable losses through specific reserve allowances of $1.7 million on corresponding outstanding impaired loan balances of $12.5 million. Management analyzed and determined the collateral on $3.1 million of loan balances analyzed for impairment, to be adequate and no additional specific reserve allowance was necessary. Of the $3.1 million of impaired loans with no specific reserves, loans totaling $892,000 had related charge-offs of $84,000 prior to determining no specific reserves were necessary. Included in impaired loans are eight loans which were restructured to forgive accrued interest due to financial difficulties of the borrower. The restructured loans remain on nonaccrual status as of June 30, 2010. In addition, the Company has identified and evaluated for impairment $2.9 million of potential problem loans primarily as a result of possible credit problems of the related borrowers. Although these loans are not included as nonperforming loans in the above table, they have been considered by management in assessing the adequacy of its allowance for loan losses due to possible future credit problems of the borrowers. The allowance for loan losses includes allocated reserves of $474,000 for these potential problem loans as of June 30, 2010.

As of December 31, 2009, the total recorded investment in loans that management considered impaired totaled $18.8 million. Impaired loans of $17.1 million had a corresponding allowance of $2.6 million. Management analyzed and determined the collateral on $1.7 million of loan balances analyzed for impairment, after recording approximately $437,000 in related charge-offs, to be adequate and no additional specific reserve was necessary. There was no corresponding allowance with the remaining impaired loans of $1.7 million.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE F - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Allowance for loan losses beginning of period	$7,921	$7,201	$8,581	$6,376

Provision for loan losses	1,612	899	2,862	1,784

Loans charged off	(1,056)	(742)	(2,966)	(805)
Recoveries	7	1	7	4

Net charge-offs	(1,049)	(741)	(2,959)	(801)

Allowance for loan losses end of period	$8,484	$7,359	$8,484	$7,359

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of common shares used in computing basic net income per share	7,337,980	7,177,612	7,298,201	7,176,022
Effect of dilutive stock options	33,416	126,662	47,492	138,870

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,371,396	7,304,274	7,345,693	7,314,892

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three and six-months ended June 30, 2010 were 105,787. For the corresponding prior year periods there were 82,750 and 80,319 anti-dilutive shares, respectively.

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

During the three and six months ended June 30, 2010, 5,000 and 15,000 option shares were granted, respectively. No options were granted for the three months ended June 30, 2009 and 8,000 option shares were granted for the six months ended June 30, 2009. The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six-month periods ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
The estimated per share fair value of options granted	$1.97	$2.80

Assumptions in estimating option values:
Risk-free interest rate	2.39%	1.89%
Dividend yield	0.00%	0.00%
Volatility	39.6% - 41.0%	40.4%
Expected life	6.5 - 7.0 years	6.0 years

A summary of option activity under the stock option plans as of June 30, 2010 and changes during the six-month period ended June 30, 2010 is presented below:

		Weighted Average		Aggregate Intrinsic Value
	Shares	Exercise Price	Remaining Contractual Term
				(In thousands)
Outstanding as of December 31, 2009	361,711	$4.93	2.34 years	$395
Granted	15,000	4.41
Exercised	(229,463)	2.66
Forfeited	(6,750)	6.55
Expired	—	—

Outstanding as of June 30, 2010	140,498	$8.51	5.69 years	$24

Exercisable as of June 30, 2010	91,364	$7.34	4.48 years	$23

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (Continued)

For the six-month periods ended June 30, 2010 and 2009, the intrinsic value of options exercised was approximately $400,000 and $12,000, respectively. During the six-month periods ended June 30, 2010 and 2009, 15,000 shares and 8,000 shares were granted, respectively. The fair value of options vested during the three and six-month periods ended June 30, 2010 was approximately $25,000 and $50,000, respectively, and approximately $29,000 and $65,000 for the three and six-month periods ended June 30, 2009, respectively. As of June 30, 2010 approximately $201,000 of share-based compensation expense remained to be recognized over a weighted average period of 3.0 years for both the current and prior year periods stated. Cash received from option exercises under share-based payment arrangements for the six-month periods ended June 30, 2010 and 2009 was approximately $611,000 and $36,000, respectively.

NOTE I - FAIR VALUES OF ASSETS AND LIABILITIES

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE I - FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2010, all of the Company’s impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value, less costs to sell, upon transfer of the loans to other real estate owned. Subsequently, other real estate owned assets are carried at fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE I - FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	As of June 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$4,998	$—	$4,998	$—
Government-sponsored residential mortgage-backed securities	16,501	—	16,501	—

Total securities available for sale	$21,499	$—	$21,499	$—

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$23,398	$—	$23,398	$—

Total securities available for sale	$23,398	$—	$23,398	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of June 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$11,700	$—	$5,158	$6,542
Foreclosed assets	$5,188	$—	$1,067	$4,121

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$15,997	$—	$15,997	$—
Foreclosed assets	$3,271	$—	$756	$2,515

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, federal funds sold, investments, accrued interest, loans, deposit accounts and borrowings. Accounting standards require the disclosure of the estimated fair value of financial instruments. The Company has recorded certain assets at fair value. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Loans and Loans Held-for-Sale

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, less a credit risk component. The carrying amount of loans held-for-sale is a reasonable estimate of fair value since they will be sold in a short period. The Company has not applied an additional illiquidity discount.

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

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)

Financial assets:
Cash and due from banks	$10,550	$10,550	$8,096	$8,096
Interest-earning deposits with banks	21,922	21,922	50,987	50,987
Certificates of deposit with banks	35,455	35,461	50,196	50,219
Investment securities available for sale	21,499	21,499	23,398	23,398
Investment securities held to maturity	250	231	750	693
Loans held-for-sale	31,212	31,212	—	—
Loans, net	498,286	498,545	513,228	514,808
Accrued interest receivable	1,645	1,645	1,811	1,811
Stock in the Federal Home Loan Bank	1,275	1,275	1,275	1,275

Financial liabilities:
Deposits	$578,000	$578,401	$606,888	$606,690
Short-term borrowings	5,383	5,383	6,103	6,103
Long-term debt	27,280	27,263	27,290	27,185
Accrued interest payable	1,931	1,931	1,724	1,724

NOTE K - BUSINESS COMBINATION

Effective at the beginning of business on February 15, 2010, the Bank acquired 100% of the mortgage operations of Affiliated Mortgage, LLC, creating a new division of the Bank, North State Bank Mortgage. The purchase price of $250,000 per the agreement included the purchase of fixed assets, interest and fees receivable and goodwill. In exchange for cash consideration of $250,000, the fair value of assets acquired included fixed assets of approximately $18,000, interest and fee income receivable of $91,000 and goodwill of $141,000.

The acquisition is being accounted for under the acquisition method of accounting (revised business combination guidance). The statement of net assets acquired as of February 15, 2010 is presented in the

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE K - BUSINESS COMBINATION (Continued)

following table. The purchased assets and identifiable intangible assets were recorded at their respective acquisition date values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair value becomes available. Goodwill of $141,000 is calculated as the purchase premium after adjusting for the fair value of the assets acquired and is included in other assets on the consolidated balance sheet. The goodwill is not expected to be deductible for income tax purposes. North State Bank Mortgage provided total revenue of approximately $1.0 million and net earnings of approximately $287,000 for the period of February 15, 2010 to June 30, 2010, which is included in the consolidated financial statements.

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

NOTE L - BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments, the Bank, NSB Mortgage and the Parent Company. The Bank is engaged in general commercial and retail banking in central and coastal North Carolina. The Bank operates six full-service banking offices located in Wake County and one full-service office in Wilmington, New Hanover County, North Carolina. NSB Mortgage, a division of the Bank, began operations during February 2010 for the purpose of originating and selling single family, residential first mortgage loans. The remaining segment consists of activities of the Parent Company. The table also includes eliminations necessary to accurately report the operations of the Company.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE L - BUSINESS SEGMENT INFORMATION (Continued)

	As of or for the Six Months Ended June 30, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)
Total interest income	$15,025	$358	$1,090	$(1,084)	$15,389
Total interest expense	3,934	—	207	(13)	4,128

Net interest income	11,091	358	883	(1,071)	11,261
Provision for loan losses	2,862	—	—	—	2,862

Net interest income after provision for loan losses	8,229	358	883	(1,071)	8,399
Noninterest income	654	657	—	—	1,311
Noninterest expense	7,546	548	186	—	8,280

Income before income taxes	1,337	467	697	(1,071)	1,430

Income taxes	733	—	(127)	—	606

Net income	$604	$467	$824	$(1,071)	$824

Total assets	$618,899	$31,907	$53,244	$(52,741)	$651,309
Net loans	498,286	—	—	—	498,286
Loans held for sale	—	31,212	—	—	31,212
Goodwill	—	141	—	—	141

	For the Three Months Ended June 30, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)
Total interest income	$7,488	$298	$461	$(458)	$7,789
Total interest expense	1,872	—	107	(8)	1,971

Net interest income	5,616	298	354	(450)	5,818
Provision for loan losses	1,612	—	—	—	1,612

Net interest income after provision for loan losses	4,004	298	354	(450)	4,206
Noninterest income	237	488	—	—	725
Noninterest expense	3,787	474	116	—	4,377

Income before income taxes	454	312	238	(450)	554

Income taxes	316	—	(72)	—	244

Net income	$138	$312	$310	$(450)	$310

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

Recent Market Developments in the Banking Industry

Although recent news indicates the economy may be improving, the economy continues to experience significantly reduced business activity. Declines in the real estate market continued during the first half of 2010 due to falling real estate prices on homes and commercial real estate, a continued high level of unemployment as well as continued increases in foreclosures.

Our financial performance generally, and in particular the ability of our borrowing customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover Counties, in North Carolina. Due to the state of the economy in our market areas and the resultant potential impact on our loan portfolio, we continue to closely monitor our loan portfolio, nonperforming assets and allowance for loan losses. See the discussions on “Provision for Loan Losses” and “Allowance for Loan Losses and Asset Quality.” The business environment in North Carolina and the markets in which we operate may continue to see some deterioration for the foreseeable future which could continue to adversely impact our earnings in the future.

The resulting effects of this current deep recession on the real estate market and economy could adversely affect the credit quality of our loans and our overall results of operations and financial condition in the future. Further, the U.S. government’s response to the recession and the financial crisis could significantly impact our operations, including the imposition of new laws and regulations and regulatory assessments.

The FDIC required insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment rate was based on the third quarter of 2009 and assumed a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. The $4.9 million assessment we paid was accounted for as a prepaid expense on our balance sheet, as of December 30, 2009. Our earnings for the six months ended June 30, 2010 include the applicable portion of the prepaid expense for the period. The results of the special assessment and increased regular assessments will continue to have a significant impact on our results of operations for the remainder of 2010 and in the future.

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

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government adopted in the fourth quarter of 2008 the Emergency Economic Stabilization Act and authorized the Department of the Treasury to establish the Troubled Asset Relief Program, or TARP, to purchase equity stakes in a wide variety of banks and thrifts through TARP’s Capital Purchase Program, or CPP. After careful and complete evaluation, our Board of Directors chose not to participate in the CPP. Also, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, as an initiative to counter the system-wide crisis in the nation’s financial sector. We elected to participate in the TLGP, in part, through full FDIC insurance coverage of all non-interest bearing deposit transaction accounts regardless of dollar amount. The recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act permanently sets the deposit insurance limit for banks at $250,000 which was scheduled to expire December 31, 2013. We also elected to participate in the Transaction Account Guarantee, or TAG, program which was recently extended for an additional six months through December 31, 2010 and also provides for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. Under TAG, customers of participating insured depository institutions are provided full coverage on qualifying transaction accounts. The rule requires that interest rates on qualifying NOW accounts be reduced to .25%. We are evaluating the recent passage of the Dodd-Frank Act and its effect on our bank and the banking industry in general.

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

Comparison of Financial Condition as of June 30, 2010 and December 31, 2009

Total assets as of June 30, 2010 were $651.3 million, a decrease of $28.1 million or 4.1% over December 31, 2009. The decrease in assets is primarily due to decreases in our loan portfolio and interest-earning deposits. Our loan portfolio decreased $15.0 million to $506.8 million from $521.8 million as of December 31, 2009. The decrease in loans is due to our continued re-focus on making loans only to our chosen customer groups with whom we also have a corresponding deposit relationship as well as $3.0 million in loan charge-offs and $5.7 million of loans transferred to foreclosed assets during the first six months of 2010. Certificates of deposits invested in other insured banking institutions decreased $14.7 million and other interest-earning deposits with banks decreased $29.1 million from December 31, 2009. These funds were reinvested in our new mortgage division loan pipeline. On February 15, 2010, we acquired the mortgage operations of Affiliated Mortgage, LLC, creating a new division of the Bank,

North State Bank Mortgage. As a result of the new division, our assets as of June 30, 2010 include $31.2 million in mortgage loans held-for-sale. We continue to have no exposure to subprime loans in our loan portfolio including our newly formed North State Bank Mortgage division. This division, which offers only traditional mortgage products, also will not be involved in sub-prime lending. The decrease in loan volume in combination with building core deposits provided the opportunity to reduce non-traditional funding sources. Our deposits were down overall $28.9 million or 4.8% to $578.0 million as of June 30, 2010, compared to total deposits of $606.9 million as of December 31, 2009 as a direct result of our intentional reduction of non-core funding. Additional core deposit funds of $38.5 million provided through our property management division, “CommunityPLUS”, facilitated the reduction of non-traditional deposit funds including the elimination of wholesale brokered time deposits. Wholesale brokered time deposits were $20.1 million as of December 31, 2009 and zero as of June 30, 2010. Internet time deposits, another source of non-traditional funding, decreased $19.4 million to $14.1 million from $33.4 million as of December 31, 2009. Our core deposit growth is a direct result of the successful launching of our “CommunityPLUS” property management division in early 2009 and our efforts to develop and build upon existing banking relationships with our chosen customers throughout all our markets in general under the leadership of our market executives.

Substantially all of our investments are accounted for as available for sale and are presented at their fair market value. Our available for sale investment portfolio decreased slightly to $21.5 million as of June 30, 2010 from $23.4 million as of December 31, 2009. As part of our investment portfolio management, we strategically sold $4.9 million of our U.S. government securities and obligations of U.S. governmental agencies for net gains of $232,000 during January 2010. Also, in January 2010, we purchased $5.0 million of U.S Treasury Notes. We continue to have no holdings in Fannie Mae or Freddie Mac preferred stock and no holdings in non-agency mortgage-backed securities. We own $250,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

Our interest-earning deposits with banks as of June 30, 2010 included $20.1 million in excess overnight funds in our Federal Reserve account and $1.8 million held at correspondent banks compared to $49.9 million and $1.1 million, respectively, as of December 31, 2009. Certificates of deposit with numerous federally insured banking institutions decreased $14.7 million to $35.4 million as of June 30, 2010. These certificates of deposit are fully insured by the FDIC with an average remaining maturity of less than three months. Excess funds from our Federal Reserve account and maturing certificates of deposit were primarily re-deployed into mortgage loans held-for-sale.

Our portfolio loans decreased $15.0 million or 2.9% to $506.8 million as of June 30, 2010 compared to $521.8 million as of December 31, 2009. The decline in the loan portfolio reflects a higher level of loan payoffs over new loan volume, $3.0 million of loan charge-offs and transfers to foreclosed assets of $5.7 million. New loan demand remains slow due to the continued effects of the recession on the economy coupled with our strategic focus on lending only to our chosen customer groups primarily consists of professional firms, professionals, property management companies, non-profits, churches and individuals seeking a mutually beneficial banking relationship. Our current loan portfolio includes loans provided in the past to builder/developers, however, our current long-term strategy is to minimize activities in construction and land development lending in the future. Real-estate-secured commercial loans increased approximately $23.1 million and commercial real estate construction and all land development loans decreased approximately $41.7 million from December 31, 2009 as construction projects were completed and moved out of the construction loan portfolio to permanent real estate secured loans; combined, they remain the largest component of our loan portfolio comprising approximately 54.7% and 56.6%, respectively, of the loan portfolio as of June 30, 2010 and December 31, 2009. Our concentration in commercial real estate exposes us to more credit and regulatory risk than other types of loans. Real-estate-secured one-to-four family residential loans, one-to-four family residential construction loans and home equity lines of credit, represented 33.7% of the loan portfolio as of June 30, 2010, an increase of $2.9 million from December 31, 2009 but down $3.8 million from March 31, 2010. Non-real estate commercial and industrial loans represented 9.2% of loans and installment and other consumer loans to individuals represented .78% of loans as of June 30, 2010, both loan types substantially unchanged from December 31, 2009. The prime interest rate remained unchanged at 3.25%. With our new mortgage division, North State Bank Mortgage, we also originate single family, residential first mortgage loans that have been approved for purchase by secondary investors and are sold in the secondary market. As of June 30, 2010, mortgage loans held-for-sale were $31.2 million.

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

The allowance for loan losses was $8.5 million as of June 30, 2010 compared to $8.6 million as of December 31, 2009, representing 1.67% and 1.64%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The level of the allowance relative to gross loans increased primarily due to a decrease in loans outstanding net of additional reserves for impaired loans and loans charged-off during the first six months of 2010. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of June 30, 2010. We monitor the allowance monthly.

Our premises and equipment remained substantially unchanged from year-end 2009 at $14.7 million. Foreclosed assets increased to $5.2 million as of June 30, 2010 from $3.3 million as of December 31, 2009, reflecting $5.8 million of additional properties, sales of foreclosed properties of $3.2 million, capital expenditures on foreclosed properties of $114,000 and valuation adjustments on foreclosed properties of $649,000 during the six months ended June 30, 2010. Additional discussion regarding foreclosed assets is included in the section “Allowance for Loan Losses and Asset Quality.”

In total, our deposits decreased $28.9 million to $578.0 million as of June 30, 2010 from $606.9 million as of December 31, 2009. Simultaneous strategic efforts to improve our deposit mix resulted in noninterest-bearing demand deposits and low-cost interest-bearing transaction accounts increasing to 19.5% and 42.3%, respectively, of total deposits as of June 30, 2010 compared to 17.3% and 38.3%, respectively, as of December 31, 2009. For the same periods, higher-costing time deposits decreased to 38.2% of total deposits compared to 44.4%. Our core deposits continued to increase, up $18.6 million to $431.5 million from $412.9 million as of December 31, 2009, representing 74.7% compared to 68.0%, respectively, of our total deposits as of June 30, 2010 and December 31, 2009. Our “CommunityPLUS” division, dedicated to growing deposits specifically in the property management industry, grew approximately $38.5 million during the first six months of 2010, representing 32.6% of total deposits as of June 30, 2010, up from 24.7% of our total deposits as of December 31, 2009. Our decision to slow loan growth and our successful building of these core deposits provided the opportunity to reduce non-traditional internet deposits during the first six months of 2010 and eliminate completely generally more volatile wholesale brokered certificates of deposit in January 2010.

Total time deposits were, for the most part, intentionally allowed to decline as part of our strategic decision to reduce or eliminate non-relationship time deposits. Time deposits overall decreased $48.4 million to $220.9 million as of June 30, 2010 compared to $269.3 million as of December 31, 2009. Wholesale brokered time deposits were eliminated in January 2010, a decrease of $20.1 million from year-end 2009. Non-brokered internet deposits, which are certificates of deposit issued by means of an internet subscription service, were reduced to $14.1 million as of June 30, 2010, a decrease of $19.4 million from $33.4 million as of year-end 2009. Also, strategic decisions regarding profitability and/or non-relationship accounts, led to the intentional reduction in generally more volatile time deposits over $100,000. Excluding internet deposits, time deposits over $100,000 decreased $16.8 million to $102.0 million as of June 30, 2010. Time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program increased $8.8 million to $30.5 million as of June 30, 2010 from $21.6 million as of December 31, 2009. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Traditional core time deposits less than $100,000 remain substantially unchanged from December 31, 2009 at $74.4 million. Total time deposits represented 38.2% of our total deposits outstanding as of June 30, 2010, compared to 44.4% as of December 31, 2009.

Interest-bearing transaction deposits which are savings, money market and interest checking accounts, grew to $244.5 million as of June 30, 2010, an increase of $11.8 million over December 31, 2009. These traditional core deposits increased to 42.3% of total deposits as of June 30, 2010 up from 38.3% of total deposits as of December 31, 2009. Non-interest bearing deposits increased to $112.6 million as of June 30, 2010, up $7.7 million or 7.3% over December 31, 2009, representing 19.5% of total deposits as of June 30, 2010, an increase from 17.3% as of December 31, 2009. Deposit funds in money market, interest checking and non-interest bearing transaction accounts from our “CommunityPLUS” division contributed $21.0 million of the increase in these deposit funds. In total, traditional core deposits, which exclude internet, CDARS, wholesale brokered deposits and time deposits greater than $100,000, increased $18.6 million to $431.5 million as of June 30, 2010. Continued success in eliminating non-core and generally more volatile deposits such as internet deposits and time deposits to single service customers will continue to be a priority in the future while we maintain our focus on growing traditional core deposits with our customers with whom we aim to obtain the customers’ borrowing and deposit relationship.

Strong core deposit growth continues to minimize our need for short-term borrowings. Short-term borrowings of $5.4 million as of June 30, 2010 consisted of securities sold under repurchase agreements of $5.4 million and Federal funds purchased of $20,000, substantially unchanged from December 31, 2009. Long-term borrowings remained unchanged as well from December 31, 2009 at $27.3 million, consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $1.5 million to $37.7 million as of June 30, 2010. The increase was primarily provided by net income of $824,000 and the conversion of 229,463 stock options held by directors and employees into common stock which contributed $672,000 to our total shareholders’ equity.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2010 and 2009

Net Income. For the three-month period ended June 30, 2010, net income was $310,000 compared to $493,000 for the corresponding three-month period of 2009, representing a decrease of $183,000 or 37.1%. On a diluted share basis, earnings were $.04 and $.07 per share, respectively, for the three-month periods ended June 30, 2010 and 2009.

The decrease in earnings for the period is primarily attributable to higher loan loss provision, up $713,000, and foreclosed asset valuation adjustments of $416,000. These items were partially offset with increased net interest income of $416,000, primarily the result of change in deposit mix, additional mortgage noninterest income of $484,000 from our new mortgage division as well as a continuation of expense reduction initiatives undertaken early in 2009.

Net Interest Income. Net interest income was $5.8 million for the three-month period ended June 30, 2010 compared to $5.4 million for the prior year period. Net interest income increased primarily due to changes in deposit mix resulting in a corresponding decrease in interest expense. Higher costing average time deposits decreased $58.6 million while lower-costing average interest-bearing transaction deposits increased $5.2 million and average noninterest-bearing demand deposits increased $26.8 million.

Interest income for the three-month period ended June 30, 2010 was $7.8 million, a decrease of $723,000 or 8.5% over the prior year period. Interest income is affected by changes in the mix and volume of average interest-earning assets, interest rates and also by the level of loans on nonaccrual status. Lower yields on interest-earning assets decreased interest income approximately $160,000 for the period. A decrease of $41.6 million in average loans reduced interest income approximately $606,000. Another factor contributing to lower loan interest income was a higher level of nonaccrual loans where interest accrual was discontinued. Nonaccrual loans for the second three months of 2010 averaged $17.2 million, representing an approximate $246,000 loss in interest income. Loans on nonaccrual status grew to $15.6 million as of June 30, 2010 compared to $12.5 million as of June 30, 2009 but down from $17.2 million as of March 31, 2010.

Total interest expense decreased $1.1 million or 36.6% over the prior year period. A change in deposit mix and repricing of time deposits at lower rates were the primary factors for the overall decrease in interest expense. A decrease in average time deposits of $58.6 million reduced interest expense by approximately $371,000 and repricing of time deposits at lower rates reduced interest expense by approximately $704,000. Also contributing to lower deposit interest expense was an average increase of $26.8 million in noninterest-bearing demand deposits over the prior year period. Interest expense on average short-term and long-term borrowings decreased $56,000 over the prior year period due to the lower interest rate environment.

Overall, net interest income for the three-month period ended June 30, 2010 increased $416,000 or 7.7%, compared to the same period in 2009. The net interest margin for the three-month period excluding average nonaccrual loans was 3.73% compared to 3.25% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$496,644	$7,108	5.74%	$538,286	$7,956	5.93%
Loans held for sale	22,246	298	5.37%	—	—	—
Investments available for sale	21,883	180	3.30%	27,045	293	4.35%
Investments held to maturity	438	1	0.92%	750	10	5.35%
Other interest-earning assets	84,857	202	0.95%	101,384	253	1.00%

Total interest-earning assets	626,068	7,789	4.99%	667,465	8,512	5.12%

Other assets	45,624			35,171

Total assets	$671,692			$702,636

Interest-bearing liabilities:
Deposits:
Savings, NOW & money market	$241,993	$521	0.86%	$236,164	$529	0.90%
Time deposits over $100,000	113,616	645	2.28%	137,192	1,088	3.18%
Other time deposits	125,422	570	1.82%	160,474	1,202	3.00%
Short-term borrowings	6,333	7	0.44%	10,713	8	0.30%
Long-term debt	27,281	228	3.35%	27,266	283	4.16%

Total interest-bearing liabilities	514,645	1,971	1.54%	571,809	3,110	2.18%

Demand deposits	116,329			89,557
Other liabilities	2,976			4,303
Shareholders’ equity	37,742			36,967

Total liabilities and shareholders’ equity	$671,692			$702,636

Net interest income and interest rate spread		$5,818	3.45%		$5,402	2.94%

Net yield on average interest-earning assets			3.73%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.65%			116.73%

(1) Nonaccrual loans are excluded in loan amounts.
(2) Net yield on average interest-earning assets including nonaccrual loans.			3.63%			3.19%

Provision for Loan Losses. The provision for loan losses increased $713,000 or 79.3% during the three-month period ended June 30, 2010 to $1.6 million compared to $899,000 for the same period in 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the three-month period ended June 30, 2010 is principally in response to probable losses identified in our impaired loan evaluation as well as increases in our general reserve due to an overall increase in the qualitative risk factors associated with historical charge-off rates, overall level of past due loans and overall unemployment applied to our general non-impaired pool of loans. The allowance for loan losses was $8.5 million or 1.67% of loans outstanding as of June 30, 2010 compared to $8.6 million or 1.64% of loans outstanding as of December 31, 2009. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Noninterest Income. For the three-month period ended June 30, 2010, non-interest income increased $632,000 to $725,000 from $93,000 for the three months ended June 30, 2009. Mortgage income generated by our new mortgage loan division, established in February 2010, was the primary generator for the increase in non-interest income, providing $484,000 in fees from its mortgage operations for the three-month period ended June 30, 2010. A restructuring of our wealth management division during the second quarter of 2010 provided an increase in noninterest income as well. Fees from annuity sales and other fees generated from wealth management services provided $65,500 in non-interest income, up $40,100 over the prior year period. Service charges and fees on deposits were substantially unchanged at $98,000 for the three-month period ending June 30, 2010, down $20,000 from the prior year period. Noninterest income for second quarter 2009 includes the loss of $134,000 from the write-off of our stock investment in our former lead correspondent bank which was placed into receivership by the FDIC in 2009.

Noninterest Expense. We began expense reducing initiatives early in 2009 in an effort to partially offset increasingly higher regulatory assessments, specifically FDIC deposit insurance premiums, as well any other unexpected changes due to the current and anticipated economic environment. We have continued these cost saving initiatives into 2010 to continue to partially offset increased FDIC insurance premiums as well as other costs as a result of the continued weak economy such as higher provisions for loan losses, provisions for losses on foreclosed assets and ongoing expenses on foreclosed properties.

Salaries and other personnel expense represent our largest expense category at $2.0 million, up $358,000 from $1.6 million for the three months ended June 30, 2009. This increase was primarily driven by additional personnel in our new mortgage division. Full time equivalent employees were up overall to 108 from 99 as a result of 11 full time mortgage employees from our new mortgage division, offsetting employee reductions due to organizational consolidations throughout the Bank since June 2009. Our efforts to maintain our cost savings initiatives which began in 2009 continue. We ceased matching our employees’ 401(k) retirement contributions beginning in the second quarter of 2009. We also have continued our elimination of incentive and other payroll bonuses, begun in the three months ended June 30, 2009.

Occupancy and equipment costs were substantially unchanged at $654,000, decreasing $9,000 for the three-month period ended June 30, 2010 compared to the same period last year. Other non-interest expenses increased $276,000 over the prior year period primarily due to provision for losses on foreclosed assets and general costs related to foreclosed properties.

Revaluation of foreclosed assets during second quarter 2010 resulted in valuation losses of $416,000 for the three-month period ended June 30, 2010. Also included in noninterest expense are net gains on sales of foreclosed assets of $7,000 as well as expenses, net of rental income, on foreclosed assets of $54,000 compared to $30,000 for the prior year period. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Outsourced data processing fees were up $54,000 over the prior year period. A substantial part of the increase in these fees during this period is due to additional outsourced software costs attributable to our “CommunityPLUS” division. Also, as a part of our implemented expense reduction initiatives, we continue to suspend corporate director fees for 2010 and to reduce other noninterest expense wherever possible. Professional fees were up approximately $97,000 over the prior year period for legal, audit and tax services and shareholder communications due primarily to higher annual meeting expense, the acquisition of our new mortgage loan division and employment contracts. FDIC insurance premiums continue to be up due to regulatory requirements. In December 2009, the FDIC required insured institutions to prepay their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment was accounted for as a prepaid expense on our balance sheet on December 31, 2009 and we charge to expense monthly the applicable portion of the prepaid expense. For the three months ended June, 30 2010, recorded FDIC assessment expense was $353,000 compared to $602,000 for the prior year period. The FDIC insurance for the prior year period included an emergency special assessment levied against all banks in June 2009. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation-Insurance Assessments” in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no other significant changes in other noninterest expenses.

Comparison of Results of Operations for the Six-Month Period Ended June 30, 2010 and 2009

Net Income. For the six-month period ended June 30, 2010, net income was $824,000 compared to $1.3 million for the corresponding six-month period of 2009, a decrease of $502,000 or 37.9%. On a diluted per share basis, earnings were $.11 and $.18 per share, respectively, for the six-month period ended June 30, 2010 and 2009.

The decrease in earnings was primarily attributable to a $1.1 million increase in provision for loan losses and increases of $749,000 for valuation write-downs, net losses on sales and other general expenses, net of rental income, on foreclosed assets. These increased expenses were partially absorbed from increases in income. Net interest income increased $746,000 and additional noninterest income of $653,000 was provided from our new mortgage company as well as continued cost savings realized as a result of expense reducing initiatives.

Net Interest Income. Net interest income was $11.3 million for the six-month period ended June 30, 2010 compared to $10.5 million for the prior year period. Net interest income increased primarily due to changes in deposit mix resulting in a corresponding decrease in interest expense. Interest income for the six-month period ended June 30, 2010 was $15.4 million, a decrease of $1.7 million or 10.0% over the prior year period. Interest income is affected by changes in the mix and volume of average interest-earning assets, interest rates and also by the level of loans on nonaccrual status. Lower yields on interest-earning assets decreased interest income approximately $788,000 for the period. A decrease of $39.6 million in average loans reduced interest income approximately $1.2 million. Another factor contributing to lower loan interest income was a higher level of nonaccrual loans where interest accrual was discontinued. Nonaccrual loans for the first six months of 2010 averaged $17.5 million, representing an approximate $497,000 loss in interest income. Loans on nonaccrual status grew to $15.6 million as of June 30, 2010 compared to $12.5 million as of June 30, 2009.

Total interest expense decreased $2.5 million or 37.4% over the prior year period. Our intentional change in deposit mix as well as repricing of time deposits at lower rates, were the primary factors for the overall decrease in interest expense. A decrease in average time deposits of $54.2 million reduced interest expense by approximately $697,000 and repricing of time deposits at lower rates reduced interest expense by approximately $1.6 million. Also contributing to lower deposit interest expense was an average increase of $24.7 million in noninterest-bearing demand deposits over the prior year period. Interest expense on average short-term and long-term borrowings decreased $148,000 over the prior year period due to the lower interest rate environment.

Overall, net interest income for the six-month period ended June 30, 2010 increased $746,000 or 7.1%, compared to the same period in 2009. The net interest margin for the six-month period excluding average nonaccrual loans was 3.59% compared to 3.18% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$500,129	$14,209	5.73%	$539,773	$16,000	5.98%
Loans held for sale	13,597	358	5.31%	—	—	—
Investments available for sale	22,696	381	3.39%	26,244	565	4.34%
Investments held to maturity	593	10	3.40%	750	23	6.18%
Other interest-earning assets	95,233	431	0.91%	99,904	520	1.05%

Total interest-earning assets	632,248	15,389	4.91%	666,671	17,108	5.17%

Other assets	45,705			32,898

Total assets	$677,953			$699,569

Interest-bearing liabilities:
Deposits:
Savings, NOW & money market	$240,212	$1,066	0.89%	$228,251	$1,050	0.93%
Time deposits over $100,000	121,061	1,395	2.32%	131,085	2,265	3.48%
Other time deposits	127,297	1,206	1.91%	171,426	2,669	3.14%
Short-term borrowings	6,197	13	0.42%	9,992	17	0.34%
Long-term debt	27,284	448	3.31%	27,287	592	4.38%

Total interest-bearing liabilities	522,051	4,128	1.59%	568,041	6,593	2.34%

Demand deposits	115,480			90,798
Other liabilities	2,930			4,052
Shareholders’ equity	37,492			36,678

Total liabilities and shareholders’ equity	$677,953			$699,569

Net interest income and interest rate spread		$11,261	3.32%		$10,515	2.83%

Net yield on average interest-earning assets			3.59%			3.18%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.11%			117.36%

(1) Nonaccrual loans are excluded in loan amounts.
(2) Net yield on average interest-earning assets including nonaccrual loans.			3.50%			3.14%

Provision for Loan Losses. The provision for loan losses increased $1.1 million to $2.9 million for the six-month period ended June 30, 2010 as compared with $1.8 million for the same period in 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the six-month period ended June 30, 2010 was principally in response to probable losses identified in our impaired loan evaluation as well as increases in our general reserve due to an overall increase in the qualitative risk factors associated with historical charge-off rates, overall level of past due loans and overall unemployment applied to our general non-impaired pool of loans. Net charge-offs were $3.0 million or .57% of average loans and $805,000 or .15% of average loans, respectively, for the six-month periods ended June 30, 2010 and 2009. See additional discussion “Allowance for Loan Losses and Asset Quality” included below.”

Noninterest Income. For the six-month period ended June 30, 2010, non-interest income increased $541,000 over the corresponding period in the prior year primarily due to income from our new mortgage division. Fees from mortgage operations provided additional noninterest income of $653,000 for the six months ended June 30, 2010. Included in non-interest income for both years are net security gains from our available for sale portfolio of $232,000 and $464,000, respectively, for the six months ended June 30, 2010 and 2009. The prior year six-month period includes the loss from the write-off of our stock investment in our lead correspondent bank of $134,000. Fees from annuity sales and other fees generated from wealth management services division provided $86,000 in non-interest income, up $33,000 over the prior year period. We restructured and hired a new wealth management director for our wealth management services division during the second quarter of 2010 and expect fees generated from this division as well as fees from our new mortgage division to be key sources of noninterest income in the future.

Noninterest Expense. We have continued expense reducing initiatives during 2010 which began in early 2009 in an effort to partially offset unexpected expenses due to the current economic environment. Total non-interest expense for the six-month period ended June 30, 2010 increased $1.0 million to $8.3 million from $7.3 million for the prior year period. The increase is primarily attributable to substantially higher costs related to foreclosed assets, up $749,000, over the prior year period.

Salaries and other personnel expense represent our largest expense category at $3.6 million for the six months ended June 30, 2010, up $266,000 from $3.3 million for the six months ended June 30, 2009 primarily due to the addition of 11 full time employees for our mortgage division. We continue to temporarily suspend 401k matching benefits, incentive bonuses as well as merit increases as part of the cost savings initiatives we began in 2009. Expense for 401k matching contributions decreased $108,000 from the prior year six month period as these benefits were not suspended until May 2009.

Occupancy and equipment costs increased $56,000 to $1.4 million for the six-month period ended June 30, 2010 compared to the same period last year. Other non-interest expenses increased $697,000 over the prior year period primarily due to increased expenses related to foreclosed assets. Subsequent to foreclosure, valuations are periodically performed on the properties. Due to continued downturn in the Wake and New Hanover county real estate markets, revaluations of foreclosed properties resulted in valuation losses of $649,000. In addition to the valuation write-downs, net losses on sales of foreclosed assets for the period were $24,000 and general costs net of rental income received on foreclosed properties were $76,000. FDIC insurance premiums were down $162,000 for the six months ended June 30, 2010 over the prior year period. The prior year period included an emergency special assessment levied against all banks in June 2009 in addition to a higher base assessment. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. In total, outsourced data processing fees were up $102,000 over the prior year period, primarily due to outsourced software services to our customers of our “CommunityPLUS” division. Professional fees were up approximately $79,000 over the prior year period for legal, audit and tax services and shareholder communications due primarily to higher annual meeting expense, the acquisition of our new mortgage loan division and employment contracts. the acquisition of our new mortgage division. There were no other significant changes in other noninterest expenses.

Allowance for Loan Losses and Asset Quality

Our loan loss allowance as a percentage of loans was 1.67% as of June 30, 2010 and 1.64% as of December 31, 2009. Our loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Net charge-offs were $3.0 million for the six-month period ended June 30, 2010 compared to net charge-offs of $805,000 for the prior year period. Approximately $2.0 million or 66.3% of the loans charged off for the six months ended June 30, 2010 were real estate secured loans on properties located primarily in our New Hanover County market. Overall, real-estate-secured construction and land development loans represented $2.1 million or 72.4%, one-to-four family residential loans represented $342,000 or 11.5% and commercial real-estate-secured loans represented $314,000 or 10.6% of total charge-offs for the first six months of 2010.

We provided for probable losses through specific impairment reserve allowances of $1.7 million on $12.5 million of non-performing loans. Our allowance for loan loss model also provided approximately $474,000 of reserves for $2.7 million potential problem loans. Detail regarding impaired and potential problem loans is discussed below. Including reserves for potential problem loans, the actual impairment reserve decreased to $2.2 million as of June 30, 2010 from $2.9 million as of December 31, 2009. The net decrease in the impairment reserves resulted from charge-offs of approximately $1.9 million to the December 31, 2009 impaired loans net of additional impairment reserves of $1.2 million. In total, charge-offs of $3.0 million effectively reduced the allowance as a percent of total loans outstanding by approximately 57 basis points while additions to reserves of $2.9 million added approximately 55 basis points with the remainder increase of five basis points resulting from the $15.0 million decrease in loans outstanding as June 30, 2010. Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. We regularly monitor our loan portfolio and our allowance for loan losses, as discussed in “Asset Quality and the Allowance for Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis. We generally place loans on a non-accrual basis when a loan becomes 90 days past due and/or in management’s opinion the borrower may be unable to meet payments as they become due. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans considered troubled debt restructurings occur when for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered, including the reduction of interest rates below a rate otherwise available to that borrower or the forgiveness of interest or principal due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Potential problem loans are loans that are currently performing in accordance with the original terms of the loan and are not a component of nonperforming assets but are closely monitored as a result of information regarding possible credit problems of the related borrowers. Our nonperforming assets as of June 30, 2010 were comprised of $13.9 million in non-accrual loans, $1.7 million in troubled debt restructurings that were also non-accrual, and foreclosed assets of $5.2 million. We did not have any accruing loans that were past due 90 days or more.

In total, nonperforming loans were $15.6 million or 3.09% of loans as of June 30, 2010 compared to $18.8 million or 3.61% of period-end loans as of December 31, 2009. Approximately 68.0% of our nonaccrual loans as of June 30, 2010 were real-estate secured construction and land development loans. An aggregate of $10.0 million of the nonperforming loans as of June 30, 2010 is attributable to ten borrowers with various construction, commercial real estate and one-to-four family real estate loans located primarily in our New Hanover County market. The largest exposure to any one borrower included in our non-performing loans was $1.4 million. Substantially all the loans to these ten borrowers were secured by real estate, primarily residential building lots and residential homes. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating $1.0 million on these loans were necessary in addition to $623,000 of partial charge-offs. Our impairment analysis of the remaining $5.6 million of nonperforming loans resulted in additional impairment reserves of $717,000 for outstanding loans with balances of $4.7 million and consisting of 33 loans to 23 borrowers with an average loan balance of less than $175,000. Included in the above impaired loans are eight residential or commercial real estate loans or commercial loans totaling $1.8 million which were restructured to forgive all accrued interest due to financial difficulties of the borrower. The restructured loans remain on nonaccrual status as of June 30, 2010.

As of June 30, 2010, we identified and evaluated $2.9 million of potential problem loans, primarily as a result of information regarding possible, although not probable, credit problems of the related borrowers. These loans were performing in accordance with the original terms of the loans and not past due as of June 30, 2010 except for one loan for $461,000 which was 30-89 days past due. Management considered these loans in assessing the adequacy of our allowance for loan losses. These loans were represented by six individual loans to six borrowers with an average loan balance of approximately $488,000. Approximately $839,000 of these potential problem loans are secured by real estate and the remainder are secured with receivables, equipment or are unsecured. During the first six months of 2010, we charged off $48,000 of loans reported as of December 31, 2009 as a potential problem loan.

Foreclosed assets of $5.2 million as of June 30, 2010 consisted of 31 properties acquired through foreclosure of which approximately 38.7% or $2.0 million of the properties represented residential building lots or residential construction properties, 26.1% or $1.4 million represented commercial builder lots or commercial construction properties and 32.1% or $1.7 million represented commercial real estate properties and approximately $224,000 represented residential and commercial real estate. The three largest of these properties in terms of dollar value are $739,000, $860,000 and $850,000 in residential construction or commercial real estate loans with two individual borrowers. Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Approximately 64.0% of the foreclosed real estate properties as of June 30, 2010 were in the New Hanover market area. Due to the continued downturn in real estate for this market and to a lesser extent in the Wake County real estate market, the foreclosed properties underwent periodic revaluations during the first six months of 2010, resulting in additional valuation losses on various foreclosed properties of $649,000, of which $416,000 occurred in the second quarter of 2010. These write-downs are in our consolidated statements of operations included in this report. During the six months ended June 30, 2010, sales of 15 foreclosed properties with a carrying value of approximately $3.2 million were sold net of selling costs for $3.2 million resulting in net losses of $24,000. Fair value of foreclosed assets is based on recent appraisals or discounted collateral values for properties for which recent appraisals were not available. After review of these foreclosed assets, we believe the fair values, less estimated costs to sell equal their current carrying value as of June 30, 2010. Foreclosed assets as of December 31, 2009 consisted of 16 properties totaling $3.3 million with the largest dollar value of $1.6 million representing a commercial building acquired from the settlement of a loan attributable to a single-practice physician who died unexpectedly. The property was sold in March 2010 at approximately its carrying value and is included in the 2010 sales of foreclosed property discussed above.

The following table presents for the dates indicated, information about foreclosed assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Foreclosed assets beginning of period	$4,758	$2,300	$3,271	$2,276

Loans transferred to foreclosed assets	2,001	1,727	5,679	1,751
Improvements to foreclosed assets	44	4	114	4
Proceeds from sales, net of selling expenses	(1,206)	—	(3,203)	—
Net loss on sale of foreclosed assets	7	—	(24)	—

	5,604	4,031	5,837	4,031
Valuation allowance for foreclosed assets	(416)	—	(649)	—

Foreclosed assets end of period	$5,188	$4,031	$5,188	$4,031

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, Federal funds sold, investment securities and loans classified as available for sale) comprised $120.6 million or 18.5% and $132.7 million or 19.5% of our total assets as of June 30, 2010 and December 31, 2009, respectively.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets. We are also authorized to borrow from the Federal Reserve Bank’s “discount window”. As of June 30, 2010, we had pledged specific collateral for potential borrowing of up to $123.1 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. As of June 30, 2010, our short-term borrowings consisted of securities sold under agreements to repurchase of $5.4 million and $20,000 of federal funds purchased. As of June 30, 2010, overnight excess funds of $20.1 million were invested in our account at the Federal Reserve. In addition, $35.4 million was invested in short-term time deposits with federally insured domestic banking institutions.

Total deposits were $578.0 million and $606.9 million as of June 30, 2010 and December 31, 2009, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 38.2% and 44.4%, respectively, of total deposits as of June 30, 2010 and December 31, 2009. Time deposits of $100,000 or more represented 17.6% and 22.1%, respectively, of our total deposits as of June 30, 2010 and December 31, 2009. As of June 30, 2010, we had eliminated all of our wholesale brokered certificates of deposits, a decrease of $20.1 million from December 31, 2009. Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. To be categorized as well capitalized, the Bank must maintain a minimum ratio of total risk-based capital of 10.0% among other ratios. As of June 30, 2010, the Bank was “well capitalized” with a total risk-based capital ratio of 12.93%. Deposits generated through an internet subscription service decreased to $14.1 million as of June 30, 2010 compared to $33.4 million as of December 31, 2009. The internet time deposits are included in time deposits as of June 30, 2010 and both the non-traditional deposit sources, wholesale brokered and internet time deposits are included in time deposits on our balance sheet as of December 31, 2009. Maturities of these accounts are primarily within three months. Other than brokered deposits and internet deposits, we believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that we believe will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position as of June 30, 2010 is adequate to meet our operating needs.

Short and long-term borrowings as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Short-term borrowings
Federal funds purchased	$20	$—
Repurchase agreements	5,363	6,103
FHLB advances	—	—

	$5,383	$6,103

Long-term borrowings
FHLB advances	$815	$825
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465

	$27,280	$27,290

A description of the trust preferred securities and related junior subordinated debentures outstanding as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009	Maturity Date	Interest rate
	(Dollars in thousands)
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of the subordinated notes outstanding as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009	Maturity Date	Interest rate
	(Dollars in thousands)
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of June 30, 2010, our equity to assets ratio was 5.79%. The Bank’s tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 7.50%, 9.58 and 12.93%, respectively, as of June 30, 2010 compared to 7.31%, 9.34% and 12.64% as of December 31, 2009. As of June 30, 2010, the Bank exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

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

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009 except the following:

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that we expect to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on our company. For example, effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, which will allow businesses to have interest bearing checking accounts. A significant portion of our deposits are non-interest bearing deposits held by businesses. This significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks such as North State Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

We are evaluating what specific impact the Dodd-Frank Act might have on our company. While the implementing rules and regulations have yet to be written, we expect those rules and regulations to increase our operating and compliance costs and could increase our interest expense.

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

NORTH STATE BANCORP

Date: August 16, 2010	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer