Form 10-Q
period 2010-09-30
NORTH STATE BANCORP
filed 2010-11-15
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

As of November 13, 2010, 7,427,976 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NORTH STATE BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2010	December 31, 2009*
	(Dollars in thousands)
ASSETS

Cash and due from banks	$6,297	$8,096
Interest-earning deposits with banks	29,535	50,987
Certificates of deposit with banks	8,372	50,196
Investment securities available for sale, at fair value	20,110	23,398
Investment securities held to maturity, at amortized cost	250	750

Loans held-for-sale	44,204	—

Loans	501,597	521,809
Less allowances for loan losses	8,237	8,581

NET LOANS	493,360	513,228

Accrued interest receivable	1,593	1,811
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,273	1,275
Premises and equipment, net	14,929	14,846
Foreclosed assets	3,523	3,271
Prepaid FDIC insurance	3,886	4,859
Other assets	6,097	6,712

TOTAL ASSETS	$633,429	$679,429

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$105,839	$104,904
NOW, money market and savings	254,797	232,706
Time	198,819	269,278

TOTAL DEPOSITS	559,455	606,888

Accrued interest payable	1,549	1,724
Short-term borrowings	5,393	6,103
Long-term borrowings	27,274	27,290
Accrued expenses and other liabilities	1,799	1,258

TOTAL LIABILITIES	595,470	643,263

Commitments (Note D)

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value; 10,000,000 shares authorized 7,427,976 and 7,198,513 shares issued and outstanding September 30, 2010 and December 31, 2009, respectively	21,611	20,865
Accumulated earnings	16,065	14,902
Accumulated other comprehensive income	283	399

TOTAL SHAREHOLDERS’ EQUITY	37,959	36,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$633,429	$679,429

*	Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$7,089	$7,863	$21,298	$23,863
Loans held-for-sale	461	—	819	—
Investments	168	291	559	879
Dividends and interest-earning deposits	135	230	566	750

TOTAL INTEREST INCOME	7,853	8,384	23,242	25,492

INTEREST EXPENSE
NOW, money market and savings deposits	499	517	1,565	1,567
Time deposits	1,024	2,211	3,625	7,145
Short-term borrowings	3	9	16	26
Long-term debt	244	255	692	847

TOTAL INTEREST EXPENSE	1,770	2,992	5,898	9,585

NET INTEREST INCOME	6,083	5,392	17,344	15,907

PROVISION FOR LOAN LOSSES	2,166	1,840	5,028	3,624

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,917	3,552	12,316	12,283

NON-INTEREST INCOME
Merchant and other loan fees	27	22	90	117
Service charges and fees on deposit accounts	99	101	295	329
Net gains on sales of investment securities	108	—	340	464
Impairment loss on nonmarketable securities	—	—	—	(134)
Fees from mortgage operations	1,059	—	1,712	—
Other	279	71	446	188

TOTAL NON-INTEREST INCOME	1,572	194	2,883	964

NON-INTEREST EXPENSE
Salaries and employee benefits	2,235	1,602	5,828	4,929
Occupancy and equipment	728	700	2,093	2,009
Professional fees	142	101	398	296
FDIC insurance	339	360	1,056	1,239
Data processing and other outsourced services	366	303	1,063	898
Advertising and promotion	19	17	93	120
Net cost of foreclosed assets	577	—	1,368	42
Other	489	370	1,276	1,181

TOTAL NON-INTEREST EXPENSE	4,895	3,453	13,175	10,714

INCOME BEFORE INCOME TAXES	594	293	2,024	2,533
INCOME TAXES	255	132	861	1,046

NET INCOME	$339	$161	$1,163	$1,487

NET INCOME PER COMMON SHARE
Basic	$.05	$.02	$.16	$.21

Diluted	$.05	$.02	$.16	$.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,427,967	7,178,513	7,340,889	7,176,862

Diluted	7,434,933	7,330,886	7,374,736	7,324,056

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income	$339	$161	$1,163	$1,487

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss) on available for sale securities	(53)	486	151	335
Tax effect	22	(187)	(58)	(129)
Reclassification of net gain recognized in net income	(108)	—	(340)	(464)
Tax effect	42	—	131	179

Net of tax amount	(97)	299	(116)	(79)

Cash flow hedging activities:
Reclassification of gain recognized in net income	—	(228)	—	(735)
Tax effect	—	88	—	283

Net of tax amount	—	(140)	—	(452)

Total other comprehensive income (loss)	(97)	159	(116)	(531)

Comprehensive income	$242	$320	$1,047	$956

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	earnings	income	equity
	(Dollars in thousands)

Balance as of December 31, 2008	7,171,268	$20,648	$13,804	$1,094	$35,546
Net income	—	—	1,487	—	1,487
Other comprehensive loss, net of tax	—	—	—	(531)	(531)
Stock based compensation	—	93	—	—	93
Stock options exercised including income tax benefit of $9	7,245	45	—	—	45

Balance as of September 30, 2009	7,178,513	$20,786	$15,291	$563	$36,640

Balance as of December 31, 2009	7,198,513	$20,865	$14,902	$399	$36,166
Net income	—	—	1,163	—	1,163
Other comprehensive loss, net of tax	—	—	—	(116)	(116)
Stock based compensation	—	75	—	—	75
Stock options exercised including income tax benefit of $60	229,463	671	—	—	671

Balance as of September 30, 2010	7,427,976	$21,611	$16,065	$283	$37,959

See accompanying notes.

NORTH STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,163	$1,487
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	695	670
Net amortization (accretion) of premiums and discounts on investment securities	(16)	3
Amortization of investment accounted for under the cost method	28	10
Amortization of gain on termination of derivative instrument	—	(735)
Net realized gains on sale of investment securities available for sale	(340)	(464)
Impairment loss on nonmarketable security	—	134
Originations of loans held-for-sale	(201,915)	—
Proceeds from sales of loans held-for-sale	157,711	—
Provision for loan losses	5,028	3,624
Provision for foreclosed assets	1,028	—
Net loss on sale of foreclosed assets	186	—
Stock based compensation	75	93
Change in assets and liabilities:
Decrease in accrued interest receivable	218	249
Decrease (increase) in other assets	2,133	(321)
(Decrease) increase in accrued interest payable	(175)	125
Increase (decrease) in accrued expenses and other liabilities	41	(260)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(34,140)	4,615

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in certificates of deposit with banks	41,824	(31,380)
Proceeds from maturities and repayments of investment securities available for sale	6,110	4,861
Proceeds from sales of investment securities available for sale	8,333	17,157
Purchases of investment securities available for sale	(10,988)	(10,503)
Proceeds from (purchase of) FHLB stock	2	(252)
Purchases of premises and equipment	(778)	(3,237)
Net decrease in loans	9,226	7,737
Proceeds from sales of foreclosed property	4,775	287
Capital improvements on foreclosed property	(127)	(107)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	58,377	(15,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(47,433)	20,937
Net (decrease) increase in short-term borrowings	(710)	1,289
Repayments on long-term borrowings	(16)	(15)
Exercise of stock options	611	36
Excess tax benefits from exercise of stock options	60	9

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(47,488)	22,256

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,251)	11,434

CASH AND CASH EQUIVALENTS, BEGINNING	59,083	66,430

CASH AND CASH EQUIVALENTS, ENDING	$35,832	$77,864

See accompanying notes.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2010 and December 31, 2009 and for the three and nine-month periods ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”). North State Bank Mortgage (“NSB Mortgage”), a division of the Bank, began operations during February 2010 for the purpose of originating and selling single family, residential first mortgage loans. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

On July 21, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses with the main objective to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU amends current guidance and will require significant additional disclosures in an entity’s financial statements, including the requirement to provide a greater level of disaggregated data, as it relates to exposure to credit losses. The extensive new disclosures of information will become effective for both interim and annual reporting periods ending after December 15, 2010. The Company is required to begin to comply with the new disclosures for the year ending December 31, 2010.

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	As of September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$8,498	$—	$—	$8,498
Government-sponsored residential mortgage-backed securities	11,147	465	—	11,612

Total securities available for sale	$19,645	$465	$—	$20,110

Securities held to maturity:
Corporate securities	$250	$—	$19	231

Total securities held to maturity	$250	$—	$19	$231

	As of December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$22,745	$686	$33	$23,398

Total securities available for sale	$22,745	$686	$33	$23,398

Securities held to maturity:
Corporate securities	$750	$—	$57	693

Total securities held to maturity	$750	$—	$57	$693

The following table shows as of September 30, 2010 and December 31, 2009 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity The unrealized losses on available for sale securities as of December 31, 2009 relate to three residential mortgage-backed securities. The unrealized losses on held to maturity corporate securities as of September 30, 2010 and December 31, 2009 relate to one corporate security. The unrealized losses are not likely to reverse unless and until market interest rates rise to the levels that existed when the securities were purchased. Since the Company does not intend to sell the securities prior to recovery and it is more likely than not the Company will not be required to sell the impaired securities prior to recovery, none of the securities are deemed to be other than temporarily impaired.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	As of September 30, 2010
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities held to maturity:
Corporate securities	$—	$—	$231	$19	$231	$19

Total securities held to maturity	$—	$—	$231	$19	$231	$19

	As of December 31, 2009
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$—	$—	$7,030	$33	$7,030	$33

Total temporarily impaired securities	$—	$—	$7,030	$33	$7,030	$33

Securities held to maturity:
Corporate securities	$—	$—	$693	$57	693	57

Total securities held to maturity	$—	$—	$693	$57	$693	$57

The amortized cost and fair values of securities available for sale and securities held to maturity as of September 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	As of September 30, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available for sale:

U.S. government securities and obligations of U.S. government agencies
Due within one year	$8,498	$8,498

	8,498	8,498

Government-sponsored residential mortgage-backed securities
Due within one year	225	232
Due after one but within five years	466	483
Due after five but within ten years	543	578
Due after ten years	9,913	10,319

	11,147	11,612

Total Securities available for sale:
Due within one year	$8,723	$8,730
Due after one but within five years	466	483
Due after five but within ten years	543	578
Due after ten years	9,913	10,319

	$19,645	$20,110

Securities held to maturity:
Corporate Securities
Due after five but within ten years	$250	$231

	$250	$231

Securities with a carrying value of $12.2 million and $15.2 million as of September 30, 2010 and December 31, 2009, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

For the three months ended September 30, 2010 proceeds from sales of investment securities of $3.4 million resulted in gross gains of $108,000. There were no sales of investment securities during the three months ended September 30, 2009. During the nine months ended September 30, 2010 proceeds from sales of investment securities of $8.3 million resulted in gross gains of $340,000. During the nine months ended September 30, 2009 proceeds from sales of investment securities of $17.2 million resulted in gross gains of $470,200 and gross losses of $6,700.

NOTE D - COMMITMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE D - COMMITMENTS (Continued)

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of September 30, 2010 follows:

(Dollars in thousands)
Commitments to extend credit	$30,943
Undisbursed lines of credit	19,990
Letters of credit	1,697
Commitments to originate mortgage loans, fixed and variable rate	79,184

NOTE E - LOANS

Following is a summary of loans:

	September 30, 2010		December 31, 2009
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate loans:
Construction, land development and other land loans	$138,243	27.5%	$174,764	33.5%
Farmland	2,639	0.5%	2,398	0.5%
One-to-four family residential	103,608	20.6%	108,229	20.7%
Multifamily residential	6,657	1.3%	5,713	1.1%
Non-farm nonresidential	204,166	40.7%	180,284	34.5%

	455,313		471,388

Non-real estate loans:
Commercial and industrial	42,860	8.5%	45,713	8.8%
Consumer and other	3,710	0.7%	4,986	1.0%

	46,570		50,699

	501,883	100.0%	522,087	100.0%

Unamortized net deferred loan fees	(286)		(278)

Total loans	$501,597		$521,809

Loans are primarily funded in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

The Company also originates single-family, residential first mortgage loans that have been approved by secondary investors which are included on the consolidated balance sheet under the caption “loans held-for-sale.” The Company recognizes certain origination and service release fees upon the sale, which are included in non-interest income on the statements of operations under the caption “fees from mortgage operations.”

Nonperforming assets as of September 30, 2010 and December 31, 2009 consisted of the following:

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccrual loans	$12,203	$17,009
Restructured loans	1,295	1,839

Total nonperforming loans	13,498	18,848

Foreclosed assets	3,523	3,271

Total nonperforming assets	$17,021	$22,119

Accruing loans past due 90 days or more	$—	$200
Potential problem loans	$1,927	$1,433
Allowance for loan losses	$8,237	$8,581

Nonperforming loans to period end loans	2.69%	3.61%
Allowance for loan losses to period end loans	1.64%	1.64%
Nonperforming assets to period end loans and foreclosed assets	3.37%	4.21%
Nonperforming assets to total assets	2.69%	3.26%
Ratio of allowance for loan losses to nonperforming loans	0.61	0.46

All loans risk rated “substandard”, “doubtful” and “loss” are reviewed for probable losses. If a loan is determined to be impaired it is removed from its homogeneous group and individually analyzed for impairment. Other groups of loans based on facts and circumstances may also be selected for impairment review. As of September 30, 2010, the recorded investment in loans considered impaired totaled $13.5 million. The Company provided for probable losses through specific reserve allowances of $964,000 on corresponding outstanding impaired loan balances of $9.7 million. Management analyzed and determined the collateral on $3.8 million of loan balances analyzed for impairment to be adequate and no additional specific reserve allowance was necessary. Of the $3.8 million of impaired loans with no specific reserves, loans totaling $2.9 million had related charge-offs of $1.6 million prior to determining no specific reserves were necessary. Included in impaired loans are eight loans which were restructured to forgive accrued interest due to financial difficulties of the borrowers. The restructured loans remain on nonaccrual status as of September 30, 2010. In addition, the Company has identified and evaluated for impairment $1.9 million of potential problem loans primarily as a result of possible credit problems of the related borrowers. Although these loans are not included as nonperforming loans in the above table, they have been considered by management in assessing the adequacy of its allowance for loan losses due to possible future credit problems of the borrowers. The allowance for loan losses includes allocated reserves of $348,000 for these potential problem loans as of September 30, 2010.

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE F - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Allowance for loan losses beginning of period	$8,484	$7,359	$8,581	$6,376

Provision for loan losses	2,166	1,840	5,028	3,624

Loans charged off	(2,426)	(1,805)	(5,392)	(2,610)
Recoveries	13	—	20	4

Net charge-offs	(2,413)	(1,805)	(5,372)	(2,606)

Allowance for loan losses end of period	$8,237	$7,394	$8,237	$7,394

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of common shares used in computing basic net income per share	7,427,967	7,178,513	7,340,889	7,176,862
Effect of dilutive stock options	6,966	152,373	33,847	147,194

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,434,933	7,330,886	7,374,736	7,324,056

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three and nine-months ended September 30, 2010 were 105,787. For the corresponding prior year periods there were 76,200 and 68,426 anti-dilutive shares, respectively.

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

No options were granted during the three months ended September 30, 2010 and during the nine months ended September 30, 2010, 15,000 option shares were granted. No options were granted for the three months ended September 30, 2009 and 8,000 option shares were granted for the nine months ended September 30, 2009. The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine-month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009

The estimated per share fair value of options granted	$1.97	$2.80

Assumptions in estimating option values:
Risk-free interest rate	2.39%	1.89%
Dividend yield	0.00%	0.00%
Volatility	39.6% - 41.0%	40.4%
Expected life	6.5 – 7.0 years	6.0 years

A summary of option activity under the stock option plans as of September 30, 2010 and changes during the nine-month period ended September 30, 2010 is presented below:

		Weighted Average		Aggregate
	Shares	Exercise Price	Remaining Contractual Term	Intrinsic Value
				(In thousands)
Outstanding as of December 31, 2009	361,711	$4.93	2.34 years	$395
Granted	15,000	4.41
Exercised	(229,463)	2.66
Forfeited	(6,750)	6.55
Expired	—	—

Outstanding as of September 30, 2010	140,498	$8.51	5.44 years	$33

Exercisable as of September 30, 2010	101,975	$8.08	4.45 years	$31

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (Continued)

For the nine-month periods ended September 30, 2010 and 2009, the intrinsic value of options exercised was approximately $400,000 and $12,000, respectively. The fair value of options vested during the three and nine-month periods ended September 30, 2010 was approximately $25,000 and $75,000, respectively, and approximately $28,000 and $93,000 for the three and nine-month periods ended September 30, 2009, respectively. As of September 30, 2010, approximately $177,000 of share-based compensation expense remained to be recognized over a weighted average period of approximately three years. Cash received from option exercises under share-based payment arrangements for the nine-month periods ended September 30, 2010 and 2009 was approximately $611,000 and $36,000, respectively.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2010, all of the Company’s impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE I - FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	As of September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$8,498	$—	$8,498	$—
Government-sponsored residential mortgage-backed securities	11,612	—	11,612	—

Total securities available for sale	$20,110	$—	$20,110	$—

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Securities available for sale:
Government-sponsored residential mortgage-backed securities	$23,398	$—	$23,398	$—

Total securities available for sale	$23,398	$—	$23,398	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$11,551	$—	$4,291	$7,260
Foreclosed assets	$3,523	$—	$1,066	$2,457

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$15,997	$—	$15,997	$—
Foreclosed assets	$3,271	$—	$756	$2,515

Approximately $6.7 million of the December 31, 2009 level 2 impaired loans were transferred to level 3 during 2010 as a result of further market driven discounts.

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, investments, accrued interest, loans held-for-sale, loans, deposit accounts and borrowings. Accounting standards require the disclosure of the estimated fair value of financial instruments. The Company has recorded certain assets at fair value. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks and Interest-Earning Deposits with Banks

The carrying amounts are a reasonable estimate of fair value for cash and due from banks and interest-earning deposits with banks because of the short maturities of those instruments.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)

Financial assets:
Cash and due from banks	$6,297	$6,297	$8,096	$8,096
Interest-earning deposits with banks	29,535	29,535	50,987	50,987
Certificates of deposit with banks	8,372	8,372	50,196	50,219
Investment securities available for sale	20,110	20,110	23,398	23,398
Investment securities held to maturity	250	231	750	693
Loans held-for-sale	44,204	44,204	—	—
Loans, net	493,360	493,706	513,228	514,808
Accrued interest receivable	1,593	1,593	1,811	1,811
Stock in the Federal Home Loan Bank	1,273	1,273	1,275	1,275

Financial liabilities:
Deposits	$559,455	$559,617	$606,888	$606,690
Short-term borrowings	5,393	5,393	6,103	6,103
Long-term debt	27,274	27,166	27,290	27,185
Accrued interest payable	1,549	1,549	1,724	1,724

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

The acquisition is being accounted for under the acquisition method of accounting (revised business combination guidance). The statement of net assets acquired as of February 15, 2010 is presented in the following table. The purchased assets and identifiable intangible assets were recorded at their respective acquisition date values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair value becomes available. Goodwill of $141,000 is calculated as the purchase premium after adjusting for the fair value of the assets acquired and is included in other assets on the consolidated balance sheet. The goodwill is not expected to be deductible for income tax purposes.

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

NOTE L - BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments, the Bank, NSB Mortgage and the Parent Company. The Bank is engaged in general commercial and retail banking in central and coastal North Carolina. The Bank operates six full-service banking offices located in Wake County and one full-service office in Wilmington, New Hanover County, North Carolina. NSB Mortgage, a division of the Bank, began operations during February 2010 for the purpose of originating and selling single-family, residential first mortgage loans. The remaining segment consists of activities of the Parent Company. The table also includes eliminations necessary to accurately report the operations of the Company.

NORTH STATE BANCORP

Notes to Consolidated Financial Statements

NOTE L - BUSINESS SEGMENT INFORMATION (Continued)

	As of or for the Nine Months Ended September 30, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$22,413	$819	$1,575	$(1,565)	$23,242
Total interest expense	5,598	—	322	(22)	5,898

Net interest income	16,815	819	1,253	(1,543)	17,344
Provision for loan losses	5,028	—	—	—	5,028

Net interest income after provision for loan losses	11,787	819	1,253	(1,543)	12,316
Noninterest income	1,171	1,712	—	—	2,883
Noninterest expense	11,612	1,277	286	—	13,175

Income before income taxes	1,346	1,254	967	(1,543)	2,024
Income taxes	547	510	(196)	—	861

Net income	$799	$744	$1,163	$(1,543)	$1,163

Total assets	$587,848	$44,749	53,441	$(52,609)	$633,429
Net loans	493,360	—	—	—	493,360
Loans held for sale	—	44,204	—	—	44,204
Goodwill	—	141	—	—	141

	For the Three Months Ended September 30, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$7,388	$461	$485	$(481)	$7,853
Total interest expense	1,665	—	114	(9)	1,770

Net interest income	5,723	461	371	(472)	6,083
Provision for loan losses	2,166	—	—	—	2,166

Net interest income after provision for loan losses	3,557	461	371	(472)	3,917
Noninterest income	509	1,063	—	—	1,572
Noninterest expense	4,066	729	100	—	4,895

Income before income taxes	—	795	271	(472)	594

Income taxes	—	324	(69)	—	255

Net income	$—	$471	$340	$(472)	$339

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

Recent Market Developments in the Banking Industry

Although recent news indicates the recession ended in June of 2009, the economy continues to experience reduced business activity. Declines in the real estate market continue due to falling real estate prices on homes and commercial real estate, a continued high level of unemployment as well as continued increases in foreclosures.

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

The resulting effects of the deep recession on the real estate market and economy could adversely affect the credit quality of our loans and our overall results of operations and financial condition in the future. Further, the U.S. government’s response to the recession and the financial crisis could significantly impact our operations, including the recent and potential imposition of new laws and regulations and regulatory assessments.

The FDIC required insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment rate was based on the third quarter of 2009 and assumed a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. The $4.9 million assessment we paid was accounted for as a prepaid expense on our balance sheet, as of December 30, 2009. Our earnings for the nine months ended September 30, 2010 include the applicable portion of the prepaid expense for the period. We generally are unable to control the amount of premiums that we are required to pay for FDIC insurance. Additional bank or financial institution failures may require payment of even higher FDIC premiums than the recently increased levels. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations and financial condition.

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government adopted in the fourth quarter of 2008 the Emergency Economic Stabilization Act and authorized the Department of the Treasury to establish the Troubled Asset Relief Program, or TARP, to purchase equity stakes in a wide variety of banks and thrifts through TARP’s Capital Purchase Program, or CPP. After careful and complete evaluation, our Board of Directors chose not to participate in the CPP. Also, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, as an initiative to counter the system-wide crisis in the nation’s financial sector. We elected to participate in the TLGP, in part, through full FDIC insurance coverage of all non-interest bearing deposit transaction accounts regardless of dollar amount. The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in August 2010, permanently sets the deposit insurance limit for banks at $250,000 which was scheduled to expire December 31, 2013. We also elected to participate in the Transaction Account Guarantee, or TAG, program which was recently extended for an additional six months through December 31, 2010 and also provides for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. Under TAG, customers of participating insured depository institutions are provided full coverage on qualifying transaction accounts. The rule requires that interest rates on qualifying NOW accounts be reduced to .25%. We are evaluating the Dodd-Frank Act and its effect on our bank and the banking industry in general.

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

Comparison of Financial Condition as of September 30, 2010 and December 31, 2009

Total assets as of September 30, 2010 were $633.4 million, a decrease of $46.0 million or 6.8% over December 31, 2009. The decrease in assets is primarily due to decreases in our loan portfolio, certificates of deposit, and other interest-earning deposits. Our loan portfolio decreased $20.2 million to $501.6 million from $521.8 million as of December 31, 2009. The decrease in loans is due to our continued re-focus on making loans only to our chosen customer groups with whom we also have a corresponding deposit relationship as well as $5.4 million in loan charge-offs and $6.1 million of loans transferred to foreclosed assets during the first nine months of 2010. Other interest-earning deposits with banks decreased $21.5 million from December 31, 2009 and certificates of deposits invested in other insured banking institutions decreased $41.8 million. Funds from these accounts were reinvested in our new mortgage division loan pipeline. On February 15, 2010, we acquired the mortgage operations of Affiliated Mortgage, LLC, creating a new division of the Bank, North State Bank Mortgage. As a result of the new division, our assets as of September 30, 2010 include $44.2 million in mortgage loans held-for-sale. We continue to have no exposure to subprime loans in our loan portfolio including our newly formed North State Bank Mortgage division which offers only traditional mortgage products. Emphasis on building core deposits coupled with lower loan demand from our chosen customer groups provided the opportunity to reduce non-traditional funding sources. Overall our deposits were down $47.4 million or 7.8% to $559.5 million as of September 30, 2010, compared to total deposits of $606.9 million as of December 31, 2009 due to the elimination or decrease in nontraditional deposit funds.

Substantially all of our investments are accounted for as available for sale and are presented at their fair market value. Our available for sale investment portfolio decreased $3.3 million to $20.1 million as of September 30, 2010. As part of our investment portfolio management, we strategically sold $7.9 million of our U.S. government securities and obligations of U.S. governmental agencies for gains of $340,000 during the first nine months of 2010. During this same period, we purchased $11.0 million of U.S Treasury Notes and one maturity of $2.5 million. We continue to have no holdings in Fannie Mae or Freddie Mac preferred stock and no holdings in non-agency mortgage-backed securities. We own $250,000 in corporate bonds that are accounted for as held to maturity and are carried at book value. During the three months ended June 30, 2010, $500,000 of the corporate bond was transferred for collateral on a community reinvestment loan.

Our interest-earning deposits with banks as of September 30, 2010 included $27.5 million in excess overnight funds in our Federal Reserve account and $2.0 million held at correspondent banks compared to $49.9 million and $1.1 million, respectively, as of December 31, 2009. Certificates of deposit with numerous federally insured banking institutions decreased $41.8 million to $8.4 million as of September 30, 2010. These certificates of deposit are fully insured by the FDIC with an average remaining maturity of less than three months. Excess funds from our Federal Reserve account and maturing certificates of deposit were re-deployed into mortgage loans held-for-sale.

Our portfolio loans decreased $20.2 million or 3.9% to $501.6 million as of September 30, 2010 compared to $521.8 million as of December 31, 2009. The decline in the loan portfolio reflects a higher level of loan payoffs over new loan volume, $5.4 million of loan charge-offs and transfers to foreclosed assets of $6.1 million. New loan demand remains slow due to the continued effects of the recession on the economy coupled with our strategic focus on lending only to our chosen customer groups consisting primarily of professional firms, professionals, property management companies, non-profits, churches and individuals seeking a mutually beneficial banking relationship. While our current loan portfolio includes loans provided in the past to builder/developers, our current long-term strategy is to minimize activities in construction and land development lending in the future.

Real-estate-secured commercial loans increased approximately $23.9 million and commercial real estate construction and all land development loans decreased approximately $32.7 million from December 31, 2009 as construction projects were completed and moved out of the construction loan portfolio to permanent real estate secured loans or paid off; combined, they remain the largest component of our loan portfolio comprising approximately 57.2% and 56.6%, respectively, of the loan portfolio as of September 30, 2010 and December 31, 2009. Our concentration in commercial real estate exposes us to more credit and regulatory risk than other types of loans. Real-estate-secured one-to-four family residential loans, one-to-four family residential construction loans and home equity lines of credit, represented 31.8% of the loan portfolio as of September 30, 2010, a decrease of $8.4 million from December 31, 2009. Non-real estate commercial and industrial loans represented 8.5% of loans and installment and other consumer loans to individuals represented .74% of loans as of September 30, 2010, both loan types substantially unchanged from December 31, 2009. The prime interest rate remained unchanged at 3.25%. With our new mortgage division, North State Bank Mortgage, we also originate single-family, residential first mortgage loans that have been approved for purchase by secondary investors and are sold in the secondary market. As of September 30, 2010, mortgage loans held-for-sale were $44.2 million.

Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. A continued

downturn or stagnation in the real estate markets in which we operate, specifically New Hanover and Wake Counties, could have an adverse effect on our business, financial condition and results of operations because of loans in these markets secured by real estate. Borrowers may not be able to make current payments on or repay real estate loans and the value of the collateral securing these loans may decline or remain impaired, which would reduce the security for these loans. Also a concentration in real estate loans, specifically commercial real estate loans, has become a focal point of the federal banking regulators. Our concentration in these loans could possibly subject us to adverse comment or action by our federal and state banking regulators, including the FDIC, the Federal Reserve and the North Carolina Commissioner of Banks. The following table is a summary of our loans outstanding as of September 30, 2010.

	Loan Portfolio Composition as of September 30, 2010
	Total Bank		New Hanover County		Wake County
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate loans:
Construction, land development and other land loans	$138,243	27.5%	$30,467	6.1%	$107,776	21.4%
Farmland	2,639	0.5%	—	0.0%	2,639	0.5%
One to four family residential	103,608	20.6%	12,378	2.5%	91,230	18.1%
Multifamily residential	6,657	1.3%	1,207	0.2%	5,450	1.1%
Non-farm nonresidential	204,166	40.7%	19,857	4.0%	184,309	36.7%

	455,313	90.7%	63,909	12.7%	391,404	78.0%

Non-real estate loans:
Commercial and industrial	42,860	8.5%	4,802	1.0%	38,058	7.5%
Consumer and other	3,710	0.7%	457	0.1%	3,253	0.6%

	46,570	9.3%	5,259	1.1%	41,311	8.2%

	501,883	100.0%	69,168	13.8%	432,715	86.2%

Unamortized net deferred loan fees	(286)		(46)		(240)

Total loans	$501,597		$69,122		$432,475

The allowance for loan losses was $8.2 million as of September 30, 2010 compared to $8.6 million as of December 31, 2009, representing 1.64% of loans outstanding at each balance sheet date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The level of the allowance relative to gross loans remained the same as a result of the decrease in loans outstanding net of additional reserves for impaired loans, additional general reserves and loans charged-off during the first nine months of 2010. As our level of impaired loans has declined, our reserve has shifted to a higher general reserve pool due to the application of higher historical charge-offs to our whole portfolio. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of September 30, 2010. We monitor the allowance monthly.

Our premises and equipment remained substantially unchanged from year-end 2009 at $14.9 million. Foreclosed assets increased to $3.5 million as of September 30, 2010 from $3.3 million as of December 31, 2009, reflecting $6.1 million of additional properties, sales of foreclosed properties of $4.8 million, capital expenditures on foreclosed properties of $127,000 and valuation adjustments on foreclosed properties of $1.0 million during the nine months ended September 30, 2010. Additional discussion regarding foreclosed assets is included in the section “Allowance for Loan Losses and Asset Quality.”

In total, our deposits decreased $47.4 million to $559.5 million as of September 30, 2010 from $606.9 million as of December 31, 2009 primarily in non-relationship deposits. Strategic efforts to improve our deposit mix resulted in noninterest-bearing demand deposits and low-cost interest-bearing transaction accounts increasing to 18.9% and 45.5%, respectively, of total deposits as of September 30, 2010 compared to 17.3% and 38.3%, respectively, as of December 31, 2009. Simultaneously, time deposits declined to 38.2% of total deposits compared to 44.4% for the same periods. In total, lower costing core deposits continue to increase, up $18.0 million to $431.0 million from $412.9 million as of December 31, 2009, representing 77.0% compared to 68.0%, respectively, of our total deposits as of September 30, 2010 and December 31, 2009. Our “CommunityPLUS” division, dedicated to growing deposits specifically in the property management industry, grew approximately $30.7 million during the first nine months of 2010, representing 32.2% of total deposits as of September 30, 2010, up from 24.7% of our total deposits as of December 31, 2009. Our decision to slow loan growth and our successful building of these core deposits provided the opportunity to reduce non-traditional internet deposits during the first nine months of 2010 and eliminate completely generally more volatile wholesale brokered certificates of deposit in January 2010.

Total time deposits were, for the most part, intentionally allowed to decline as part of our strategic decision to reduce or eliminate non-relationship time deposits. Time deposits overall decreased $70.5 million to $198.8 million as of September 30, 2010 compared to $269.3 million as of December 31, 2009. Wholesale brokered time deposits were eliminated entirely in January 2010, a decrease of $20.1 million from year-end 2009. Non-brokered internet deposits, which are certificates of deposit issued by means of an internet subscription service, were reduced to $3.6 million as of September 30, 2010, a decrease of $29.9 million from $33.4 million as of year-end 2009. Also, strategic decisions regarding profitability and/or non-relationship accounts, led to the intentional reduction in generally more volatile time deposits over $100,000. Excluding internet deposits, time deposits over $100,000 decreased $19.7 million to $99.1 million as of September 30, 2010. Time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program increased $4.2 million to $25.8 million as of September 30, 2010 from $21.6 million as of December 31, 2009. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Traditional core time deposits less than $100,000 declined overall $5.0 million to $70.3 million from $74.4 million as of December 31, 2009, however our “CommunityPLUS” division experienced growth in these core time deposits less than $100,000 of $6.6 million.

Interest-bearing transaction deposits which are savings, money market and interest checking accounts, respectively, grew to $254.8 million as of September 30, 2010, an increase of $22.1 million or 9.5% over December 31, 2009. Non-interest bearing deposits increased slightly to $105.8 million as of September 30, 2010, up $935,000 over December 31, 2009. Deposit funds in money market and interest checking accounts and non-interest bearing transaction accounts from our “CommunityPLUS” division contributed $14.8 million and $1.2 million, respectively, of the increases in these deposit funds. In total, traditional core deposits, which exclude internet, CDARS, wholesale brokered deposits and time deposits greater than $100,000, increased $18.0 million to $431.0 million as of September 30, 2010. Continued success in eliminating non-core and generally more volatile deposits such as internet deposits and time deposits to single service customers will continue to be a priority in the future while we maintain our focus on growing traditional core deposits with our customers with whom we aim to obtain the customers’ primary borrowing and deposit relationship.

Short-term borrowings of $5.4 million as of September 30, 2010 consisted entirely of securities sold under repurchase agreements, down $710,000 from December 31, 2009. Long-term borrowings remained unchanged from December 31, 2009 at $27.3 million, consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $1.8 million to $38.0 million as of September 30, 2010. The increase was primarily provided by net income of $1.2 million and the conversion of 229,463 stock options held by directors and employees into common stock which contributed $671,000 to our total shareholders’ equity.

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2010 and 2009

Net Income. For the three-month period ended September 30, 2010, net income was $339,000 compared to $161,000 for the corresponding three-month period of 2009, representing an increase of $178,000 or 110.6%. On a diluted share basis, earnings were $.05 and $.02 per share, respectively, for the three-month periods ended September 30, 2010 and 2009.

The higher earnings for the period is attributable to several factors including increased net interest income of $691,000, additional noninterest income from our new mortgage division of $1.1 million, gains from security sales of $108,000 as well as a continuation of expense reduction initiatives which we began in early 2009. These items helped to absorb a higher loan loss provision of $326,000, higher costs related to the operation of foreclosed assets of $577,000 and increased personnel costs primarily due to our new mortgage division of $633,000, representing monthly commission expense from a higher than normal level of refinancing activity.

Net Interest Income. Net interest income was $6.1 million for the three-month period ended September 30, 2010 compared to $5.4 million for the prior year period. Net interest income increased primarily due to changes in deposit mix resulting in a corresponding decrease in interest expense. Higher costing average time deposits decreased $97.6 million while lower-costing average interest-bearing transaction deposits increased $13.1 million and average noninterest-bearing demand deposits increased $25.8 million.

Interest income for the three-month period ended September 30, 2010 was $7.9 million, a decrease of $531,000 or 6.3% over the prior year period primarily due to a decrease in average loans. Interest income is affected by changes in the mix and volume of average interest-earning assets, interest rates and also by the level of loans on nonaccrual status. A decrease of $34.9 million in average loans reduced interest income approximately $514,000. Nonaccrual loans where interest accrual was discontinued averaged $14.1 million for the three months ended September 30, 2010 down from an average $16.5 million for the prior year period. Average available for sale mortgage loans provided additional interest income of $461,000. Overall, lower yields on total interest-earning assets decreased interest income approximately $325,000 for the period.

Total interest expense decreased $1.2 million or 40.8% over the prior year period. A change in deposit mix and repricing of time deposits at lower rates were the primary factors for the overall decrease in interest expense. A decrease in average time deposits of $97.6 million reduced interest expense by approximately $594,000 and repricing of time deposits at lower rates reduced interest expense by approximately $593,000. Also contributing to lower deposit interest expense was an increase of $25.8 million in average noninterest-bearing demand deposits over the prior year period.

Overall, net interest income for the three-month period ended September 30, 2010 increased $691,000 or 12.8%, compared to the same period in 2009. The net interest margin for the three-month period excluding average nonaccrual loans was 4.05% compared to 3.25% for the prior year period due to the combination of lower costing deposits and improved deposit mix in addition to redeploying lower yielding interest-earning deposits into higher yielding mortgage loans held-for-sale.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$490,337	$7,089	5.74%	$525,236	$7,863	5.94%
Loans held-for-sale	33,983	461	5.38%	—	—	—
Investments available for sale	21,037	165	3.11%	25,840	284	4.36%
Investments held to maturity	249	3	4.78%	750	7	3.70%
Other interest-earning assets	49,992	135	1.07%	106,204	230	0.86%

Total interest-earning assets	595,598	7,853	5.23%	658,030	8,384	5.05%

Other assets	40,737			41,291

Total assets	$636,335			$699,321

Interest-bearing liabilities:
Deposits:
NOW, money market savings	$238,963	499	0.83%	$225,616	517	0.91%
Time deposits over $100,000	101,286	550	2.15%	160,851	1,112	2.74%
Other time deposits	108,599	474	1.73%	146,681	1,099	2.97%
Short-term borrowings	5,509	3	0.22%	9,209	9	0.39%
Long-term debt	27,278	244	3.55%	27,296	255	3.71%

Total interest-bearing liabilities	481,635	1,770	1.46%	569,653	2,992	2.08%

Demand deposits	113,498			87,730
Other liabilities	2,903			4,786
Shareholders’ equity	38,299			37,153

Total liabilities and shareholders’ equity	$636,335			$699,322

Net interest income and interest rate spread		$6,083	3.77%		$5,392	2.97%

Net yield on average interest-earning assets excluding nonaccrual loans			4.05%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities			123.66%			115.51%

(1) Nonaccrual loans are excluded from loan amounts.

Net yield on average interest-earning assets including nonaccrual loans			3.96%			3.17%

Provision for Loan Losses. The provision for loan losses increased $326,000 or 17.7% during the three-month period ended September 30, 2010 to $2.2 million compared to $1.8 million for the same period in 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the three-month period ended September 30, 2010 is principally in response to a higher level of charge-offs. The allowance for loan losses was $8.2 million or 1.64% of loans outstanding as of September 30, 2010 compared to $8.6 million or 1.64% of loans outstanding as of December 31, 2009. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Noninterest Income. For the three-month period ended September 30, 2010, non-interest income increased $1.4 million to $1.6 million from $194,000 for the three months ended September 30, 2009. Mortgage income generated by our new mortgage loan division, established in February 2010, was the primary generator for the increase in non-interest income, providing $1.1 million in fees from its mortgage operations for the three-month period ended September 30, 2010. A restructuring of our wealth management division during the second quarter of 2010 provided an increase in noninterest income as well. Fees from annuity sales and other fees generated from wealth management services provided $242,500 in non-interest income, up $207,700 over the prior year period. Service charges and fees on deposits were substantially unchanged at $99,000 for the three-month period ending September 30, 2010, down $2,000 from the prior year period. Included in non-interest income are security gains of $108,000 from our available for sale portfolio for the three months ended September 30, 2010. Noninterest income for the three months ended September 30, 2009 includes the loss of $134,000 from the write-off of our stock investment in our former lead correspondent bank which was placed into receivership by the FDIC in 2009. Primarily as a result of our new mortgage division, our non-interest income increased to .98% of average assets compared to .11% for the prior year period.

Noninterest Expense. We began expense reducing initiatives early in 2009 in an effort to partially offset higher FDIC deposit insurance premiums as well any other unexpected changes due to the current and anticipated economic environment. We have continued these cost saving initiatives into 2010 to partially offset these costs as a result of the continued weak economy including higher provisions for loan losses, provisions for losses on foreclosed assets and ongoing expenses on foreclosed properties. We plan to re-instate benefits and costs such as 401(k) retirement contributions, incentive bonuses, and corporate board fees when our asset quality related expenses begin to return to our historical low levels, which we do not expect to occur in fiscal 2010.

Salaries and other personnel expense represent our largest expense category at $2.2 million, up $633,000 from $1.6 million for the three months ended September 30, 2009. This increase was primarily driven by commissions to additional personnel in our new mortgage division. Full time equivalent employees were up overall to 114 from 100 as a result of 16 full time mortgage employees from our new mortgage division, offsetting employee reductions due to organizational consolidations throughout the Bank since June 2009. We have continued the temporary cessation of matching our employees’ 401(k) retirement contributions which began in the second quarter of 2009. We also have continued our elimination of incentive bonuses.

Occupancy and equipment costs were substantially unchanged at $728,000, decreasing $28,000 for the three-month period ended September 30, 2010 compared to the same period last year. All other non-interest expenses increased $781,000 over the prior year period primarily due to provision for losses on foreclosed assets and general costs related to foreclosed properties.

Revaluation of foreclosed assets resulted in valuation losses of $379,000 for the three-month period ended September 30, 2010. Net losses on sales of foreclosed assets were $162,000 and expenses, net of rental income on foreclosed assets were $36,000. For the prior year period rental income on foreclosed properties absorbed the related expenses on our foreclosed properties. As a percent of average assets, net foreclosed asset costs were .36% for the three months ended September 30, 2010. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. Outsourced data processing fees were up $63,000 over the prior year period. A substantial part of the increase in these fees during this period is due to additional outsourced software costs attributable to our “CommunityPLUS” division. Also, as a part of our implemented expense reduction initiatives, we continued to suspend corporate director fees for 2010 and to reduce other noninterest expense wherever possible. Professional fees including shareholder communications were up approximately $41,000 over the prior year period. FDIC insurance premiums declined slightly due to our decrease in deposit funds. There were no other significant changes in other noninterest expenses. Including additional net costs related to foreclosed assets and additional personnel expense as a result of our new mortgage division, our non-interest expense as a percent of average assets was 3.05% for the three months ended September 30, 2010 compared to 1.96% for the prior year period.

Comparison of Results of Operations for the Nine-Month Period Ended September 30, 2010 and 2009

Net Income. For the nine-month period ended September 30, 2010, net income was $1.2 million compared to $1.5 million for the corresponding nine-month period of 2009, a decrease of $324,000 or

21.8%. On a diluted per share basis, earnings were $.16 and $.20 per share, respectively, for the nine-month period ended September 30, 2010 and 2009.

The decrease in earnings was primarily attributable to a $1.4 million increase in provision for loan losses and increases of $1.3 million for the net cost of operation of foreclosed assets. These increased expenses were partially absorbed from increases in income. Net interest income increased $1.4 million and additional noninterest income of $1.9 million derived primarily from our new mortgage company as well as continued cost savings realized as a result of expense reducing initiatives were used to offset these expenses.

Net Interest Income. Net interest income was $17.3 million for the nine-month period ended September 30, 2010 compared to $15.9 million for the prior year period. Net interest income increased primarily due to changes in deposit mix resulting with a corresponding decrease in interest expense in combination with redeploying lower yielding interest-earning deposits into higher yielding mortgage loans held-for-sale.

Interest income for the nine-month period ended September 30, 2010 was $23.2 million, a decrease of $2.3 million or 8.8% over the prior year period. Interest income is affected by changes in the mix and volume of average interest-earning assets, interest rates and also by the level of loans on nonaccrual status. Lower yields on interest-earning assets decreased interest income by approximately $1.1 million, primarily due to lower loan yields for the period. A decrease of $38.0 million in average loans reduced interest income by approximately $1.7 million. Another factor contributing to lower loan interest income was a higher level of nonaccrual loans where interest accrual was discontinued. Loans on nonaccrual status averaged $16.4 million and $11.5 million for the first nine months of 2010 and 2009, respectively, resulting in a loss of interest income of approximately $702,000 and $511,000, respectively. Funds from certificates of deposit and other interest-earning deposits were re-deployed into our mortgage loans held-for-sale providing a net increase in interest income of $636,000.

Total interest expense decreased $3.7 million or 38.5% over the prior year period. Our intentional change in deposit mix as well as repricing of time deposits at lower rates, were the primary factors for the overall decrease in interest expense. A decrease in average time deposits of $68.8 million reduced interest expense by approximately $1.3 million and repricing of time deposits at lower rates reduced interest expense by approximately $2.2 million. Also contributing to lower deposit interest expense was an average increase of $25.0 million in noninterest-bearing demand deposits over the prior year period. Interest expense on average short-term and long-term borrowings decreased $165,000 over the prior year period due to the lower interest rate environment.

Overall, net interest income for the nine-month period ended September 30, 2010 increased $1.4 million or 9.0%, compared to the same period in 2009. The net interest margin for the nine-month period excluding average nonaccrual loans was 3.74% compared to 3.20% for the prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$496,829	$21,298	5.73%	$534,874	$23,863	5.96%
Loans held-for-sale	20,467	819	5.35%	—	—	—
Investments available for sale	22,137	546	3.30%	26,108	849	4.35%
Investments held to maturity	477	13	3.64%	750	30	5.35%
Other interest-earning assets	79,987	566	0.95%	102,027	750	0.98%

Total interest-earning assets	619,897	23,242	5.01%	663,759	25,492	5.13%

Other assets	44,031			35,726

Total assets	$663,928			$699,485

Interest-bearing liabilities:
Deposits:
NOW, money market savings	$239,791	1,565	0.87%	$227,363	1,567	0.92%
Time deposits over $100,000	114,397	1,945	2.27%	141,116	3,377	3.20%
Other time deposits	120,996	1,680	1.86%	163,087	3,768	3.09%
Short-term borrowings	5,965	16	0.36%	9,728	26	0.36%
Long-term debt	27,282	692	3.39%	27,290	847	4.15%

Total interest-bearing liabilities	508,431	5,898	1.55%	568,584	9,585	2.25%

Demand deposits	114,812			89,764
Other liabilities	2,921			4,299
Shareholders’ equity	37,764			36,838

Total liabilities and shareholders’ equity	$663,928			$699,485

Net interest income and interest rate spread		$17,344	3.46%		$15,907	2.88%

Net yield on average interest-earning assets excluding nonaccrual loans			3.74%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.92%			116.74%

(1) Nonaccrual loans are excluded from loan amounts.

Net yield on average interest-earning assets including nonaccrual loans			3.64%			3.16%

Provision for Loan Losses. The provision for loan losses increased $1.4 million to $5.0 million for the nine-month period ended September 30, 2010 as compared with $3.6 million for the same period in 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The increase in the provision for the nine-month period ended September 30, 2010 was principally in response higher charge-offs. Net charge-offs were $5.4 million or 1.05% of average loans and $2.6 million or .48% of average loans, respectively, for the nine-month periods ended September 30, 2010 and 2009. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Noninterest Income. For the nine-month period ended September 30, 2010, non-interest income increased $1.9 million over the corresponding period in the prior year primarily due to fee income from our new mortgage division. Fees from mortgage operations provided additional noninterest income of $1.7 million for the nine months ended September 30, 2010. Included in non-interest income for both years are security gains from our available for sale portfolio of $340,000 and $464,000, respectively, for the nine months ended September 30, 2010 and 2009. The prior year nine-month period includes the loss from the write-off of our stock investment in our lead correspondent bank of $134,000. Fees from annuity sales and other fees generated from wealth management services division provided $329,000 in non-interest income, up $241,000 over the prior year period. We restructured and hired a new wealth management director for our wealth management services division during the second quarter of 2010 and expect fees generated from this division as well as fees from our new mortgage division to be key sources of noninterest income in the future.

Noninterest Expense. We have continued expense reducing initiatives during 2010 which began in early 2009 in an effort to partially offset unexpected expenses due to the current and anticipated economic environment. We plan to re-instate benefits and costs such as 401(k) retirement contributions, incentive bonuses and corporate board fees when our asset quality related expenses begin to return to our historical low levels, which we do not expect to occur in fiscal 2010. Total non-interest expense for the nine-month period ended September 30, 2010 increased $2.5 million to $13.2 million from $10.7 million for the prior year period. The increase is primarily attributable to substantially higher net costs related to foreclosed assets, up $1.3 million, over the prior year period as well as additional personnel costs attributable to our new mortgage division.

Salaries and other personnel expense represent our largest expense category at $5.8 million for the nine months ended September 30, 2010, up $899,000 from $4.9 million for the nine months ended September 30, 2009 due to the addition of 16 full time employees for our mortgage division. We have continued to temporarily suspend 401k matching benefits, incentive bonuses as well as merit increases as part of the cost savings initiatives we began in 2009. Expense for 401k matching contributions decreased $108,000 from the prior year nine-month period as these benefits were not suspended until May 2009.

Occupancy and equipment costs increased $84,000 to $2.1 million for the nine-month period ended September 30, 2010 compared to the same period last year. Other non-interest expenses increased $1.5 million over the prior year period primarily due to increased expenses related to foreclosed assets. Subsequent to foreclosure, valuations are periodically performed on the properties. Due to continued downturn in the Wake and New Hanover county real estate markets, revaluations of foreclosed properties resulted in valuation losses of $1.0 million. In addition to the valuation write-downs, net losses on sales of foreclosed assets for the period were $186,000 and general costs net of rental income received on foreclosed properties were $112,000. As a percent of average assets, net foreclosed assets costs were .28% for the nine months ended September 30, 2010 compared to .01% for the prior year period. FDIC insurance premiums were down $183,000 for the nine months ended September 30, 2010 over the prior year period. The decrease is due to a lower deposit base as well as the prior year period included an emergency special assessment levied against all banks in June 2009 in addition to a higher base assessment. Our outsourced services expense is related to data processing and other services for our customers’ accounts. These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. In total, outsourced data processing fees were up $165,000 over the prior year period, primarily due to outsourced software services to our customers of our “CommunityPLUS” division. Professional fees were up approximately $102,000 over the prior year period for legal, audit and tax services and shareholder communications due primarily to higher annual meeting expense, the acquisition of our new mortgage loan division and employment contracts. There were no other significant changes in other noninterest expenses. Including additional net costs related to foreclosed assets and additional personnel expense as a result of our new mortgage division, our non-interest expense as a percent of average assets was 2.65% for the nine months ended September 30, 2010 compared to 2.05% for the prior year period.

Allowance for Loan Losses and Asset Quality

Our loan loss allowance as a percentage of loans was 1.64% as of September 30, 2010 and December 31, 2009. Our loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Net charge-offs were $5.4 million for the nine-month period ended September 30, 2010 compared to net charge-offs of $2.6 million for the prior year-to-date period. Approximately $4.2 million or 77.1% of the loans charged off for the nine months ended September 30, 2010 were for real estate secured loans of which construction and land development loans represented $3.3 million. A substantial portion, $2.8 million or 67.3% of the real estate secured charge-offs were located in our New Hanover County market. Of the $4.2 million real-estate secured charge-offs including construction loan charge-offs $3.1 million represented one-to-four family residential loans and $1.1 million represented commercial real-estate-secured loans for the nine months ended September 30, 2010. The following table is a summary of our net charge-offs as of September 30, 2010.

	Charge-off Composition as of September 30, 2010
	Total Bank		New Hanover County		Wake County
	Amount	% of Charge-offs	Amount	% of Charge-offs	Amount	% of Charge-offs
	(Dollars in thousands)
Real estate loans:
Construction, land development and other land loans	$3,287	61.0%	$2,201	40.8%	$1,086	20.2%
One to four family residential	555	10.3%	405	7.5%	151	2.8%
Non-farm nonresidential	314	5.8%	190	3.5%	124	2.3%

	4,156	77.1%	2,796	51.9%	1,361	25.2%

Non-real estate loans:
Commercial and industrial	1,207	22.4%	513	9.5%	693	12.9%
Consumer and other	29	0.5%	24	0.4%	5	0.1%

	1,236	22.9%	537	10.0%	698	12.9%

Total loans	$5,392	100.0%	$3,333	61.8%	$2,059	38.2%

We provided for probable losses through specific impairment reserve allowances of $964,000 on $9.7 million of non-performing loans. Our allowance for loan loss model also provided approximately $348,000 of reserves for $1.9 million potential problem loans. Detail regarding impaired and potential problem loans is discussed below. Including reserves for potential problem loans, the actual impairment reserve decreased to $1.3 million as of September 30, 2010 from $2.9 million as of December 31, 2009. The decline in reserves on impaired loans is due to charge-offs to impaired loans. In total, charge-offs of $5.4 million, of which $2.0 million were partial charge-offs to our September 30, 2010 impaired loans, effectively reduced the allowance as a percentage of total loans outstanding by approximately 103 basis points. Additional reserves of $5.0 million added approximately 96 basis points and the $20.2 million decrease in loans outstanding as of September 30, 2010 added approximately seven basis points. In total, the allowance as a percentage of total loans outstanding remained unchanged at 1.64% as of September 30, 2010 and December 31, 2009. Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. We regularly monitor our loan portfolio and our allowance for loan losses, as discussed in “Asset Quality and the Allowance for Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2009.

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance. Also, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management. Additional information regarding our allowance for loan losses and loan loss experience is presented in “Note E” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. If the economy continues to languish or deteriorate, our borrowers could be negatively impacted which could result in continued increased charge-offs and non-performing loans, which could require us to increase our allowance for loan losses.

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis. We generally place loans on a non-accrual basis when a loan becomes 90 days past due and/or in management’s opinion the borrower may be unable to meet payments as they become due. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans considered troubled debt restructurings occur when for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered, including the reduction of interest rates below a rate otherwise available to that borrower or the forgiveness of interest or principal due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Potential problem loans are loans that are currently performing in accordance with the original terms of the loan and are not a component of nonperforming assets but are closely monitored as a result of information regarding possible credit problems of the related borrowers. Our nonperforming assets as of September 30, 2010 were comprised of $12.2 million in non-accrual loans, $1.3 million in troubled debt restructurings that were also non-accrual, and foreclosed assets of $3.5 million. We did not have any accruing loans that were past due 90 days or more.

Nonperforming loans have declined from $18.8 million or 3.61% of period-end loans as of December 31, 2009 to $17.2 million as of March 31, 2010, $15.6 million as of June 30, 2010 and $13.5 million or 2.69% of loans as of September 30, 2010. However, this trend could reverse with a prolonged reduction in business activity in the markets we serve, which could result in higher nonperforming loans in the future. Approximately $4.3 million or 32.2% of the $13.5 million nonperforming loans as of September 30, 2010 were in our New Hanover County market area.

Approximately 61.0% of our nonaccrual loans as of September 30, 2010 were real-estate secured construction and land development loans. An aggregate of $9.6 million of the nonperforming loans as of September 30, 2010 is attributable to ten borrowers with an average loan balance of $535,000 for various construction, commercial real estate and one-to-four family real estate loans of which $3.7 million are located in our New Hanover County market. The largest exposure to any one borrower included in our non-performing loans was $1.7 million. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating $741,000 on these loans were necessary in addition to $1.3 million of partial charge-offs. Our impairment analysis of the remaining $3.9 million of nonperforming loans resulted in additional impairment reserves of $223,000 for outstanding loans with balances of $2.6 million and consisting of 26 loans to 23 borrowers with an average loan balance of less than $150,000. Included in the above impaired loans are eight residential or commercial real estate loans or commercial loans totaling $1.3 million which were restructured to forgive all accrued interest due to financial difficulties of the borrower. The restructured loans remain on nonaccrual status as of September 30, 2010. The following table is a summary of our nonperforming loans outstanding as of September 30, 2010.

	Nonperforming Loan Composition as of September 30, 2010
	Total Bank		New Hanover County		Wake County
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Construction, land development and other land loans	$8,236	61.0%	$2,483	18.4%	$5,752	42.6%
One to four family residential	2,671	19.8%	882	6.5%	1,789	13.3%
Non-farm nonresidential	1,086	8.0%	912	6.7%	175	1.3%

	11,993	88.8%	4,277	31.6%	7,716	57.2%

Non-real estate loans:
Commercial and industrial	1,490	11.0%	50	0.3%	1,440	10.7%
Consumer and other	15	0.1%	15	0.1%	—	—

	1,505	11.2%	65	0.5%	1,440	10.7%

Total loans	$13,498	100.0%	$4,342	32.2%	$9,156	67.8%

As of September 30, 2010, we identified and evaluated $1.9 million of potential problem loans, primarily as a result of information regarding possible, although not probable, credit problems of the related borrowers. These loans were performing, however, all but two of the loans were 30-89 days past due. Management considered these loans in assessing the adequacy of our allowance for loan losses. These loans were represented by nine individual loans to six borrowers with an average loan balance of approximately $214,000. Approximately $1.3 million of these potential problem loans are secured by real estate and the remaining are secured with receivables, equipment or are unsecured. Potential problem loans as of December 31, 2009 were $1.4 million of which $263,000 was charged-off during the first nine months of 2010, and $888,000 remain as a potential problem loan or a nonaccrual loan as of September 30, 2010.

Foreclosed assets of $3.5 million as of September 30, 2010 consisted of 29 properties acquired through foreclosure of which approximately 30.7% or $1.1 million of the properties represented residential building lots or residential construction properties. Approximately 34.6% or $1.2 million represented commercial builder lots or commercial construction properties, approximately 21.0% or $739,000 represented commercial real estate properties, and approximately 13.7% or $482,000 represented residential real estate property. The largest of these properties in terms of dollar value is $739,000 in commercial real estate.

Assets acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Approximately 71.3% of the foreclosed real estate properties as of September 30, 2010 were in the New Hanover market area. Due to the continued downturn in real estate for this market and to a lesser extent in the Wake County real estate market, the foreclosed properties underwent periodic revaluations during the first nine months of 2010, resulting in additional valuation losses on various foreclosed properties of $1.0 million, of which $379,000 occurred in the third quarter of 2010. These write-downs are in our consolidated statements of operations included in this report. During the nine months ended September 30, 2010, sales of 20 foreclosed properties with a carrying value of approximately $5.0 million were sold net of selling costs for $4.8 million resulting in net losses of $186,000. Fair value of foreclosed assets is based on recent appraisals or discounted collateral values for properties for which recent appraisals were not available. After review of these foreclosed assets, we believe the fair values, less estimated costs to sell, equal their current carrying value as of September 30, 2010. Foreclosed assets as of December 31, 2009 consisted of 16 properties totaling $3.3 million with the largest dollar value of $1.6 million representing a commercial building acquired from the settlement of a loan attributable to a single-practice physician who died unexpectedly.

The property was sold in March 2010 at approximately its carrying value and is included in the 2010 sales of foreclosed property discussed above.

The following table presents for the dates indicated, information about foreclosed assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Foreclosed assets beginning of period	$5,188	$4,031	$3,271	$2,276

Loans transferred to foreclosed assets	435	198	6,114	1,949
Improvements to foreclosed assets	14	102	127	106
Proceeds from sales, net of selling expenses	(1,573)	(287)	(4,775)	(287)
Net loss on sale of foreclosed assets	(162)	—	(186)	—

	3,902	4,044	4,551	4,044
Valuation allowance for foreclosed assets	(379)	—	(1,028)	—

Foreclosed assets end of period	$3,523	$4,044	$3,523	$4,044

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, Federal funds sold, investment securities and loans classified as held-for-sale) comprised $108.5 million or 17.1% and $132.7 million or 19.5%, respectively, of our total assets as of September 30, 2010 and December 31, 2009.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets. We are also authorized to borrow from the Federal Reserve Bank’s “discount window”. As of September 30, 2010, we had pledged specific collateral for potential borrowing of up to $122.9 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase. As of September 30, 2010, our short-term borrowings consisted of securities sold under agreements to repurchase of $5.4 million. As of September 30, 2010, overnight excess funds of $27.5 million were invested in our account at the Federal Reserve. In addition, $8.4 million was invested in short-term time deposits with federally insured domestic banking institutions.

Total deposits were $559.5 million and $606.9 million, respectively, as of September 30, 2010 and December 31, 2009. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 35.5% and 44.4%, respectively, of total deposits as of September 30, 2010 and December 31, 2009. Time deposits of $100,000 or more represented 17.7% and 22.1%, respectively, of our total deposits as of September 30, 2010 and December 31, 2009. As of September 30, 2010, we had eliminated all of our wholesale brokered certificates of deposit, a decrease of $20.1 million from December 31, 2009. Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. To be categorized as well capitalized, the Bank must maintain a minimum ratio of total risk-based capital of 10.0% among other ratios. As of September 30, 2010, the Bank was “well capitalized” with a total risk-based capital ratio of 13.02%. Deposits generated through an internet subscription service decreased to $3.6 million as of September 30, 2010 compared to $33.4 million as of December 31, 2009. The internet time deposits are included in time deposits as of September 30, 2010 and both the non-traditional deposit sources, wholesale brokered and internet time deposits are included in time deposits on our balance sheet as of December 31, 2009. Maturities of these accounts are primarily within three months. Other than brokered deposits and internet deposits, we believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that we believe will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate. We believe our liquidity position as of September 30, 2010 is adequate to meet our operating needs.

Short and long-term borrowings as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Short-term borrowings
Repurchase agreements	$5,393	$6,103

	$5,393	$6,103

Long-term borrowings
FHLB advances	$809	$825
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465

	$27,274	$27,290

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are collateralized by U.S. Government Agency obligations. These repurchase agreements are classified as short-term borrowings in the accompanying balance sheets. As of September 30, 2010, we had available lines of credit totaling approximately $208.8 million with various financial institutions and the Federal Reserve for borrowing on a short-term basis. These lines are subject to annual renewals with varying interest rates. We had no outstanding borrowings on these lines of credit as of September 30, 2010 except a long-term FHLB advance for approximately $809,000, maturing in 2025.

The trust preferred securities and related junior subordinated debentures outstanding as well as subordinated notes are included in long-term borrowings in the accompanying balance sheets.

A description of trust preferred securities and related junior subordinated debentures follows:

	September 30, 2010	December 31, 2009	Maturity Date	Interest rate
	(Dollars in thousands)
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly

	$15,465	$15,465

A description of the subordinated notes outstanding as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009	Maturity Date	Interest rate
	(Dollars in thousands)
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

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

The trust preferred securities presently qualify as Tier I regulatory capital for regulatory capital purposes subject to certain limitations. Amounts in excess of the limitations count as Tier II supplemental capital for regulatory capital purposes. The $11.0 million floating rate subordinated notes presently qualify as Tier II capital. As of September 30, 2010, our equity to assets ratio was 5.99%. As the following table indicates, as of September 30, 2010 and December 31, 2009 we exceeded the minimum regulatory capital requirements of a “well capitalized” institution as defined by federal banking regulations.

	As of September 30, 2010
	Actual	Minimum Requirement	Well-Capitalized Requirement
	Ratio	Ratio	Ratio
Total risk-based capital ratio	13.42%	8.00%	10.00%
Tier I risk-based capital ratio	9.51%	4.00%	6.00%
Tier I leverage ratio	7.86%	4.00%	5.00%

	As of December 31, 2009
	Actual	Minimum Requirement	Well-Capitalized Requirement
	Ratio	Ratio	Ratio
Total risk-based capital ratio	12.86%	8.00%	10.00%
Tier I risk-based capital ratio	8.89%	4.00%	6.00%
Tier I leverage ratio	6.96%	4.00%	5.00%

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

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: November 15, 2010	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer