Form 10-Q
period 2011-03-31
NORTH STATE BANCORP
filed 2011-05-13
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION   draft 5-5-11
WASHINGTON, D. C.  20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to  Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
or
[    ]  Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number  -        000-49898

NORTH STATE BANCORP
(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	65-1177289
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6204 FALLS OF THE NEUSE ROAD, RALEIGH, NORTH CAROLINA 27609
(Address of principal executive office)

(919) 787-9696
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes     X     No   _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       No   _____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer    [  ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act):   Yes       No   __X_

As of May 11, 2011, 7,297,495 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)	Page No.

	Consolidated Balance Sheets
	March 31, 2011 and December 31, 2010	3

	Consolidated Statements of Operations
	Three Months Ended March 31, 2011 and 2010	4

	Consolidated Statements of Comprehensive Income
	Three Months Ended March 31, 2011 and 2010	5

	Consolidated Statement of Shareholders’ Equity
	Three Months Ended March 31, 2011	6

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2011 and 2010	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4 -	Controls and Procedures	41

Part II.	OTHER INFORMATION

Item 6 -	Exhibits	42

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS

March 31, 2011                                     December 31,
  (Unaudited)        2010*      (Dollars in thousands)
ASSETS                                                                                                 (Dollars in thousands)

Cash and due from banks                                                                                           $             8,555               $             5,974
Interest-earning deposits with banks                                                                                                     95,729                           43,859
Certificates of deposit with banks                                                                                                               -                       198
Investment securities available for sale, at fair value                                                                                                     30,020                             9,234
Investment securities held to maturity, at amortized cost                                                                                                                     250250

Loans held-for-sale                                                                                                     11,848                           51,472

Loans                                                                                                   480,165                           499,523
Less allowances for loan losses                                                                                           9,346               9,935
                                                                                  NET LOANS470,819                           489,588

Accrued interest receivable                                                                                                       1,560                           1,654
Stock in the Federal Home Loan Bank of Atlanta, at cost                                                                                                                     1,2731,273
Premises and equipment, net                                                                                                    14,660    14,801
Foreclosed assets                                                                                                                        4,842                            5,296
Prepaid FDIC insurance                                                                                           3,349                   3,646
Other assets                                                                                           6,679               6,620
                                                                                     TOTAL ASSETS$         649,584                   $         633,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand                                                                                        $         137,068                   $         117,840
Savings, money market and NOW                                                                                                263,028                           250,469
Time                                                                                        177,610                   194,439
                                                                                     TOTAL DEPOSITS577,706                           562,748

Accrued interest payable                                                                                                       1,058                           1,181
Short-term borrowings                                                                                                       4,524                           3,615
Long-term borrowings                                                                                                     27,263                           27,269
Accrued expenses and other liabilities                                                                                           1,320               1,550

                                                                                     TOTAL LIABILITIES611,871                   596,363
Commitments

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized, none issued                                                                                                         -                           -
Common stock, no par value; 10,000,000 shares authorized
  7,427,976 shares issued and outstanding
March 31, 2011 and December 31, 2010                                                                                                21,661                           21,636
Retained earnings                                                                                                  16,130                           15,926
Accumulated other comprehensive loss                                                                                                                (78)                                                (60)

                                                                                     TOTAL SHAREHOLDERS’ EQUITY37,713                 37,502

 TOTAL LIABILITIES AND
                                                                                     SHAREHOLDERS’ EQUITY$         649,584                   $         633,865

*Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended
            March 31,
            2011             2010
                                                                                                                     (Dollars in thousands, except
                                                                                                                                               per share data)
INTEREST INCOME
Loans                                                                                $      6,660           $         7,101
Loans held for sale                                                                                        274                        60
Investments                                                                                            103                        210
    Dividends and interest-earning deposits                                                                                         43                   229
                                                           TOTAL INTEREST INCOME7,080             7,600

INTEREST EXPENSE
Money market, NOW and savings deposits                                                                                           480                        545
Time deposits                                                                                        770                   1,386
Short-term borrowings                                                                                            1                          6
Long-term debt                                                                                   231                   220
                                                           TOTAL INTEREST EXPENSE1,482             2,157

                                                           NET INTEREST INCOME       5,598                         5,443

PROVISION FOR LOAN LOSSES                                                                                   1,015             1,250
 NET INTEREST INCOME AFTER
                                                           PROVISION FOR LOAN LOSSES4,583             4,193

NON-INTEREST INCOME
Merchant and other loan fees                                                                                          26                       30
Service charges and fees on deposits                                                                                             98                          98
Gain on sale of investment securities                                                                                                -                        232
Fees from mortgage operations                                                                                        497                     169
Other                                                                                   122                 57
TOTAL NON-INTEREST INCOME                                                                                      743                586

NON-INTEREST EXPENSE
Salaries and employee benefits                                                                                     2,303                   1,637
Occupancy and equipment                                                                                        703                      711
Professional fees                                                                                          82                        95
Advertising and promotion                                                                                          29                        50
Data processing and other outsourced services                                                                                           470                        353
FDIC insurance                                                                                         332                      364
Net cost of foreclosed assets                                                                                        491                      327
Other                                                                                   592                366
TOTAL NON-INTEREST EXPENSE                                                                                   5,002                 3,903

 INCOME BEFORE INCOME TAXES                                                                                          324                     876

INCOME TAXES                                                                                     120               362
                                                           NET INCOME$        204           $           514
NET INCOME PER COMMON SHARE
Basic                                                                                $          .03             $    .07

Diluted                                                                                $          .03             $    .07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                             7,427,967          7,257,980

Diluted                                                           7,433,773          7,319,626

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three Months Ended
March 31,
2011            2010
(Dollars in thousands)

Net income                                                                                                         $           204              $         514

Other comprehensive loss:
Securities available for sale:
   Unrealized holding gains on available for sale securities                                                                                                                                                                                (29)35
        Tax effect                                                                                                                     11                     (13)
    Reclassification of net gain recognized in net income                                                                                                                      -              (232)
        Tax effect                                                                                                            -       89
    Net of tax amount                                                                                                        (18)          (121)

Total other comprehensive loss                                                                                                        (18)          (121)

Comprehensive income                                                                                                         $              186$          393

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

                                                             Accumulated
       other                           Total
Common stock                             Retained                  comprehensiveshareholders'
Shares             Amount              earnings               income  (loss)                             equity
                         (Dollars in thousands)

Balance as of December 31, 2009                                                            7,198,513                            $      20,865                          $         14,902            $399$36,166
Net income                                                          -                  -                   514-                514
Other comprehensive loss,
    net of tax                                                          -                  -                   -(121)                     (121)
Stock based compensation                                                          -                  26                   --                  26
Stock options exercised including
   income tax benefit of $15                                                   76,177                                    203             -         -         203

Balance as of March 31, 2010                                                                 7,274,690    $                                          21,094   $        15,416                                              $     278 $    36,788

Balance as of December 31, 2010                                                            7,427,976                            $      21,636                          $         15,926            $(60)$37,502
Net income                                                          -                  -                   204-                204
Other comprehensive loss,
    net of tax                                                          -                  -                   -(18)                     (18)
Stock based compensation                                                          -                  25                   --                  25

Balance as of March 31, 2011             7,427,976   $       21,661    $        16,130                                                                                                                                  $     (78) $  37,713

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended
March 31,
2011            2010
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                                       $         204            $         514
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation and amortization                                                                                                            231                    237
Net amortization (accretion) of premiums and discounts on investment securities                   -               (6)
Amortization of investment accounted for under the cost method                                                                                                                                 20                 9
Net realized gain on sale of investment securities available for sale                                                                                                                                    -           (232)
Originations of loans held-for-sale                                                                                                    (76,535)                    (24,353)
Proceeds from sales of loans held-for-sale                                                                                                     115,462                        2,575
Provision for loan losses                                                                                                         1,015                    1,250
Provision for foreclosed assets                                                                                                            470                    233
Loss on sale of foreclosed assets                                                                                                              28                    31
Stock based compensation2526
Change in assets and liabilities:
Decrease in accrued interest receivable                                                                                                           94                  100
Decrease in other assets                                                                                                         926                 1,998
(Decrease) increase in accrued interest payable                                                                                                       (123)                         71
Decrease in accrued expenses and other liabilities                                                                                                 (230)              (50)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                                                                                       41,587               (17,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in certificates of deposit with banks                                                                                                              198                 8,406
Proceeds from maturities and repayments of investment
securities available for sale                                                                                                      5,811                    1,235
Proceeds from sales of investment securities available for sale                                                                                                                          -4,885
Purchases of investment securities available for sale                                                                                                             (26,626)(4,990)
Purchases of premises and equipment                                                                                                              (90)                            (49)
Net decrease (increase) in loans                                                                                                                17,335(2,141)
Proceeds from sales of foreclosed property                                                                                                              438                 1,996
Capital expenditures on foreclosed property                                                                                                      (63)            (69)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                                                                                       (2,997)               9,273

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                                                 14,958                          21,162
Net increase (decrease) in short-term borrowings                                                                                                              909                  (163)
    Repayments on long-term borrowings                                                                                                                  (6)                    (5)
      Exercise of stock options                                                                                                    -                203

                                                                                                    NET CASH PROVIDED BY FINANCING ACTIVITIES15,861                 21,197

 NET INCREASE IN CASH AND CASH EQUIVALENTS54,451                 12,873

                                                                                                     CASH AND CASH EQUIVALENTS, BEGINNING49,833                 59,083

                                                                                                    CASH AND CASH EQUIVALENTS, ENDING$104,284                    $    71,956

See accompanying notes.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2011 and December 31, 2010 and for the three-month periods ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”).  North State Bank Mortgage (“NSB Mortgage”), a division of the Bank, began operations during February 2010 for the purpose of originating and selling single family, residential first mortgage loans.

All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period.  Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.  This quarterly report should be read in conjunction with the Annual Report.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

On April 12, 2011, the FASB issued updated disclosures about A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance on whether certain loan modifications constitute troubled debt restructurings.  It will assist creditors in determining whether a modified receivable is to be considered a troubled debt restructuring, including the impact on impairment and disclosures.  The disclosures are effective for interim and annual periods beginning on or after June 15, 2011.

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

On July 21, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses with the main objective to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The ASC amends current guidance and requires significant additional disclosures in an entity’s financial statements, including the requirement to provide a greater level of disaggregated data, as it relates to exposure to credit losses. The extensive new disclosures of information are included for both interim and annual reporting periods ending after December 15, 2010. Disclosures about Troubled Debt Restructurings, or TDRs, required by the update have been deferred by an update issued by FASB in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011. See Note E for detail.

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

The amortized cost and fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

The following table shows as of March 31, 2011 and December 31, 2010 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

investment securities and the Company’s intent and ability to hold its securities to maturity. The unrealized losses as of March 31, 2011 relate to five government-sponsored residential mortgage-backed securities. The unrealized losses as of December 31, 2010 relate to one government-sponsored residential mortgage-backed security. The unrealized losses on held to maturity corporate securities as of March 31, 2011 and December 31, 2010 relate to one corporate security.  The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since the Company does not intend to sell the securities prior to recovery and it is more likely than not the Company will not be required to sell the impaired securities prior to recovery, none of the securities are deemed to be other than temporarily impaired.

The amortized cost and fair values of securities available for sale and securities held to maturity as of March 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

Securities with a carrying value of $8.3 million and $8.8 million as of March 31, 2011 and December 31, 2010, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

There were no security sales during the three months ended March 31, 2011. For the three months ended March 31, 2010 proceeds from sales of investment securities of $4.9 million resulted in gross gains of $232,000.

NOTE D - COMMITMENTS

As of March 31, 2011, loan commitments were as follows:
(Dollars in thousands)

Commitments to extend credit                                                                $ 28,749
Undisbursed lines of credit 17,250
Letters of credit                                                                                         1,669
Commitments to originate mortgage loans,
     fixed and variable rate                                                                             77,879

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS

Following is a summary of loans segregated by category:

Loans are primarily funded in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by local, regional and national economic conditions.

The following describe the risk characteristics relevant to each of the portfolio segments.

Real estate construction
Commercial and residential construction loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and financial analysis of the developers and property owners.  Construction loans are generally based upon estimates of costs and value associated with the project as completed. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with the repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic condition, the availability of long-term financing and government regulation of real property. As of March 31, 2011 and December 31, 2010, residential construction and commercial construction loans represented 9.8% and 15.5% and 10.2% and 16.5%, respectively, of our loans outstanding.

Commercial and residential real estate
Commercial and residential real estate secured loans are subject to underwriting similar to real estate construction loans. These loans are either cash flow loans or development loans paid from the real estate sale and secondarily as loans secured by real estate.  Commercial real estate lending typically involves

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

higher risk and higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in real estate markets or the general economy. The properties securing the Company’s commercial real estate portfolio are principally secured by owner-occupied buildings including professional practices, office and church properties and single family rental properties. Management monitors and evaluates commercial real estate loans based on collateral, market area and risk grade criteria. As a general rule, the Company avoids non-owner occupied commercial single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends within its market areas. Residential real estate properties are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually 90% or less. As of March 31, 2011 and December 31, 2010, commercial and residential real estate represented 44.9% and 21.4% and 44.3% and 19.7%, respectively, of our loans outstanding.

Commercial and industrial
Non-real estate secured commercial and industrial loans are underwritten after evaluating and understanding the borrowers’ ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Management examines current and projected cash flows of the borrower to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the indentified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and tertiary, as applicable, the guarantors. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and usually incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of the funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. As of March 31, 2011 and December 31, 2010, commercial and industrial loans represented 7.7% and 8.6% of the Company’s loans outstanding.

The Company maintains an independent loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

The Company also originates single-family, residential mortgage loans have that have been approved by secondary investors which are included on the consolidated balance sheet under the caption “loans held for sale.” The Company recognizes certain origination and service release fees from sale, which are included in non-interest income on the consolidated statements of operations. As of March 31, 2011 and December 31, 2010 mortgage loans held for sale were $11.8 million and $51.5 million, respectively.

Nonperforming assets and potential problem loans
A summary of total nonperforming assets and detail of nonaccrual loans, troubled debt restructured (“TDR”) loans, foreclosed assets and potential problem loans by loan category as of March 31, 2011 and December 31, 2010 are as follows:

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

Past due loans
An aged analysis of past due loans segregated by loan category as of March 31, 2011 and December 31, 2010 are as follows:

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

Impaired loans
For all classes of loans, interest payments on impaired loans are applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Accrual of interest is continued for restructured loans when the borrower is performing prior to the loan restructuring and there is reasonable assurance of repayment and continued performance under the modified terms. Accrual of interest on restructured loans in nonaccrual status is resumed when the borrower has established a sustained period of performance under the restructured terms of at least six months. Information regarding impaired loans segregated by loan category as of and for the three months ended March 31, 2011 and year ended December 31, 2010, respectively, are as follows.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

All loans risk rated “substandard”, “doubtful” and “loss” are reviewed to determine if it is an impaired loan.  If a loan is determined to be impaired it is removed from its homogeneous group and individually analyzed for impairment. Other groups of loans based on facts and circumstances may also be selected for impairment review. If a loan is impaired, a specific reserve allowance is established if necessary. Interest payments on impaired loans are typically applied to principal. Impaired loans are charged off in full or in part when losses are confirmed. As of March 31, 2011, the recorded investment in loans considered impaired totaled $31.7 million. The Company provided for probable losses through specific reserve allowances of $2.1 million with corresponding outstanding loan balances of $9.7 million.  Management analyzed and determined the collateral on loan balances of approximately $1.7 million to be adequate and no additional specific reserve allowance is necessary after recording approximately $387,000 in related partial charge-offs. Included in the impaired loans as of March 31, 2011 are $9.2 million of restructured but still accruing loans and 13 restructured nonaccrual loans for $4.4 million, for a TDR balance amounting to $13.6 million. The loans were primarily restructured to forgive accrued interest due to financial difficulties of the borrower.

As of December 31, 2010, the recorded investment in loans that management considered impaired totaled $23.3 million including $11.8 million of restructured but still accruing loans and six restructured nonaccrual loans for $520,000, for a TDR balance of $12.3 million. The Company provided for probable losses through specific reserve allowances of $2.1 million with corresponding outstanding loan balances of $6.5 million.  There was no corresponding allowance with the remaining $740,000 of loan balances analyzed for impairment after recording approximately $366,000 in related charge-offs.  In addition, the Company identified $1.2 million of potential problem loans with $290,000 in allocated reserves included in the allowance for loan losses.

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

Special mention – This grade is intended to be temporary and includes loans (1) with potential weaknesses which if left uncorrected could result in deterioration or (2)  classified as substandard accruing or substandard nonaccruing where the borrowers made improvements to their financial profile but do not yet meet the definition of a pass grade.

Substandard, accruing – These loans have a well defined weakness where the accrual of interest has not been stopped. The defined weakness may make default or principal exposure likely but not certain. These loans are likely to be dependent on collateral liquidation or a secondary source of repayment.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

Substandard, nonaccruing – These assets have well defined weaknesses that jeopardize the liquidation of the debt and are past due over 90 days. The institution may sustain loss if the weaknesses are not corrected. These loans are inadequately protected by the paying capacity of the borrower and/or any guarantors or of the pledged collateral.  These loans are individually analyzed for impairment.

Doubtful – These loans have all the weaknesses of substandard, nonaccruing plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable.

Loss – These loans are considered uncollectable and of such little value that their continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

Information regarding the Company’s credit risk by internally assigned risk grades as of March 31, 2011 and December 31, 2010 follows:

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE F – ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense for estimated loan losses inherent in the loan portfolio.  The allowance is maintained at a level which management considers adequate to provide for probable loan losses based on our assessment of various factors affecting the loan portfolio. Additional information regarding the Company’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note B- Summary of Significant Accounting Policies of the Company’s 2010 Annual Report on Form 10-K.

The table below details activity in the allowance for loan losses by segregated loan category for the three months ended March 31, 2011 and year ended December 31, 2010.  Allocation of a portion of the allowance to one class of loan does not preclude its availability to absorb losses in other categories.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE F – ALLOWANCE FOR LOAN LOSSES (Continued)

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

Three Months Ended
            March 31,
2011             2010
Weighted average number of common shares used in computing
basic net income per share                                                                                                 7,427,967                       7,257,980
Effect of dilutive stock options                                                                                                            5,806                    61,646

Weighted average number of common shares and dilutive potential
    shares used in computing diluted net income per share                                                                                                                            7,433,773   7,319,626

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three months ended March 31, 2011 were 105,787. For the corresponding prior year period there were 112,537 anti-dilutive shares.

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three-month period ended March 31, 2010. No options were granted to employees for the three months ended March 31, 2011.

  Three Months Ended
             March 31, 2010

Estimated fair value of options granted                                                                                                         $            $2.11

Assumptions in estimating option values:
Risk-free interest rate                                                                                                       2.41%
Dividend yield                                                                                                       0.00%
Volatility                                                                                                              41.0%
Expected life                                                                                                        6.5 years

A summary of option activity under the stock option plans as of March 31, 2011 and changes during the three-month period ended March 31, 2011 is presented below:

                                                                     Weighted     Average                         Aggregate
                       Exercise               Remaining                 Intrinsic
   Shares                     Price                                                    Contractual Term                Value
                                                                             (In thousands)

Outstanding as of December 31, 2010 140,498                                                                                          $         8.51                                             5.19 years        $              9
Granted                                                                    -                                   -
Exercised                                                                    -                                   -
Forfeited                                                                    -                                   -
Expired                                                                      -                            -
Outstanding as of March 31, 2011                                                                                140,498                      $          8.51                           4.94 years                         $           24
Exercisable as of March 31, 2011                       105,975           $          8.01                                                                                                                           4.12 years          $            23

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (Continued)

There were no options exercised or granted during the three-month period ended March 31, 2011. For the same period in 2010, the intrinsic value of options exercised was approximately $177,000 and 10,000 shares were granted. Cash received from option exercises under share-based payment arrangements for the three-month period ended March 31, 2010 was approximately $203,000.  The fair value of options vested during the three-month periods ended March 31, 2011 and 2010 was approximately $25,000 and $26,000, respectively.  As of March 31, 2011 and 2010, approximately $128,000 and $220,000, respectively, of share-based compensation expense remained to be recognized over a period of 4.25 and 5 years, respectively, for the current and prior year periods stated.

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
The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

· Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

· Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party services for identical or comparable assets or liabilities.

·      Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies,  including option pricing models, discounted cash flow models and similar techniques, and not based

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

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

Mortgage Banking Activity
The Company enters into written loan commitments and commitments to sell mortgages. Changes in the written loan commitments subjected to recurring fair value adjustments are affected by the changes in the balances of locked mortgage loan commitments, changes in the fall out rates and changes in the prevailing secondary market prices for like-kind mortgage loans. The fall out rate measures the likelihood that an interest rate lock commitment will ultimately not become a closed loan held for sale.  Fall out rates as of March 31, 2011 averaged 19.7%. The fair value adjustment associated with these written commitments was $462,500, which was included in other assets. As of December 31, 2010, fall out rates averaged 21.6% and the amount of fair value associated with written loan commitments was $411,000. Commitments to sell mortgages are generally equal and offsetting to the interest rate lock commitment. These fair values were deemed to be immaterial as of December 31, 2010 and March 31, 2011.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2011, a portion of the Company’s impaired loans was evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

There were no further market driven discounts applied to the year-end 2010 impaired loans as of March 31, 2011.

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

Written Loan Commitments
The Company enters into interest rate lock commitments and commitments to sell mortgages. As of March 31, 2011, the amount of fair value associated with these written loan commitments was approximately $463,000, which is included in other assets. As of December 31, 2010, the amount of fair value associated with written loan commitments was approximately $411,000 and were not material as of March 31, 2011 and December 31, 2010.  Commitments to sale mortgages are generally equal and offsetting to interest rate lock commitments.

Financial Instruments with Off-Balance Sheet Risk
With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company's financial instruments as of March 31, 2011 and December 31, 2010.

March 31, 2011                                December 31, 2010
Carrying                     Estimated                       Carrying                    Estimated
Amount                Fair Value                     Amount                     Fair Value
                                             (Dollars in thousands)                                (Dollars in thousands)

Financial assets:
Cash and due from banks                                                      $         8,555             $         8,555             $         5,974            $         5,974
Interest-earning deposits with banks                                                                          95,729                      95,729                      43,859                     43,859
Certificates of deposit with banks                                                                      -                      -                 198                     198
Investment securities available for sale                                                                          30,020                      30,020                      9,234                     9,234
Investment securities held to maturity                                                                          250                      211                      250                     211
Loans held for sale                                                            11,848                      11,848                      51,472                     51,472
Loans, net                                                          470,819                      469,787                      489,588                     490,131
Accrued interest receivable                                                              1,560                      1,560                      1,654                     1,654
Stock in the Federal Home Loan Bank                                                                          1,273                      1,273                      1,273                     1,273
Written loan commitments                                                                 463                      463                      411                     411

Financial liabilities:
Deposits                                                      $     577,706                   $ 578,662                       $     562,748                   $ 562,640
Short-term borrowings                                                              4,524                      4,524                      3,615                     3,615
Long-term debt                                                            27,263                      27,219                      27,269                     27,253
Accrued interest payable                                                              1,058                      1,058                      1,181                     1,181

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE K – BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments, the Bank, NSB Mortgage and the parent Company.  The Bank is engaged in general commercial and retail banking in central and coastal North Carolina.  The Bank operates six full-service banking offices located in Wake County and one full-service office in Wilmington, New Hanover County, North Carolina.  NSB Mortgage, a division of the Bank, originates and sells single-family, residential first mortgage loans. The remaining segment consists of activities of the parent Company. The table also includes eliminations necessary to accurately report the operations of the Company. Segment reporting disclosure was not required for the three months ended March 31, 2010 as the mortgage division was not established until February 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: general and local economic conditions; changes in real estate values; changes in interest rates, deposit flows, and loan demand; changes in legislation or regulation including regulatory assessments;  our ability to manage growth; changes in accounting principles, policies or guidelines; competition;  other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services; and factors set out in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission..

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Market Developments in the Banking Industry

The economy and business activity within our markets generally continued to be sluggish during the first three months of 2011. The effects of the prolonged recession continues to wear on our customers through continued high unemployment rates, further declines in real estate prices in some areas on homes and commercial real estate, as well as continued increases in foreclosures.

Our financial performance is directly tied to the ability of our borrowing customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover Counties, in North Carolina. Due to the state of the economy in our market areas and the resultant potential impact on our loan portfolio, we continue to closely monitor our loan portfolio, nonperforming assets and allowance for loan losses. See the discussions on “Provision for Loan Losses” and “Allowance for Loan Losses and Asset Quality.” The business environment in North Carolina and the markets in which we operate may continue to see some deterioration for the foreseeable future which could continue to adversely impact our earnings in the future. Further, newly enacted and potential further imposition of new laws and regulations and regulatory assessments from the U.S. government could significantly impact our operations in the future.

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

Comparison of Financial Condition as of March 31, 2011 and December 31, 2010

Total assets as of March 31, 2011 were $649.6 million, up $15.7 million or 2.5% over December 31, 2010.  Our portfolio loans continued to decline due to charge-offs, transfers to foreclosed assets and a continued slow-down in new loan demand.  Portfolio loans were $480.2 million as of March 31, 2011, down $19.4 million from December 31, 2010 and a slow-down in mortgage loan originations decreased loans held for sale to $11.8 million, down $39.6 million from year-end 2010.  Funds from these earning assets were redeployed into interest-earning deposits in banks and purchases of investment securities in our available for sale securities portfolio. Our deposits were up overall $15.0 million or 2.7% to $577.7 million as of March 31, 2011, compared to total deposits of $562.7 million as of December 31, 2010. We continued to have improvements in our deposit mix with an increase of $32.1 million in core deposit growth since year-end 2010 primarily in noninterest-bearing demand and lower costing interest-bearing transaction accounts with simultaneous declines in non-relationship, single service time deposits.  Our property management division, “CommunityPLUS” continues to be the key driver in our success in growing our core deposits. Emphasis on building core deposits continues to provide us with the opportunity to fund our assets without the necessity of non-traditional deposit funds such as wholesale-brokered time deposits and internet deposits. Year-end 2010 internet deposits of $5.2 million were eliminated by purposely not renewing the maturing time deposits during the first three months of 2011.

Excess funds due to lower loan demand and fewer mortgage originations were in part utilized for new purchases of available for sale investment securities as well as an increase in our interest-earning deposits with banks. As of March 31, 2011, our interest-earning deposits with banks included $93.3 million in excess overnight funds in our Federal Reserve account and $2.4 million held at correspondent banks compared to $42.4 million and $1.5 million, respectively, as of December 31, 2010. Our available for sale investment portfolio grew to $30.0 million as of March 31, 2011 from $9.2 million as of December 31, 2010. Maturities of $5.8 million in U.S. Treasury notes and cash flow from Government-sponsored residential mortgage-backed securities were re-deployed into available for sale investment purchases. In total, we purchased $26.6 million in Government-sponsored residential mortgage-backed securities during the first three months of 2011. All of our investments are accounted for as available for sale and are presented at their fair market value with the exception of $250,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

Our portfolio loans decreased $19.4 million or 3.9% to $480.2 million as of March 31, 2011 compared to $499.5 million as of December 31, 2010. The decline in the loan portfolio reflects a continued cycle of higher levels of loan payoffs over new loan volume, $1.6 million of net charge-offs as well as $419,000 of transfers to foreclosed assets.  New loan demand remains slow due to the continued effects of the sluggish economy as well as our strategic focus on lending only to relationship customers within our targeted customer groups. There have been slight changes in our loan composition since year-end 2010, however the portfolio remains primarily secured by real estate at $440.2 million or 91.6% of loans outstanding as of March 31, 2011. Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. A further downturn in the real estate markets in which we operate, specifically New Hanover and Wake Counties, could have an adverse effect on our business, financial condition and results of operations because of loans in these markets secured by real estate. Borrowers may not be able to make current payments on or repay real estate loans and the value of the collateral securing these loans may decline, which would reduce the security for these loans.

As part of our long-term strategy to minimize construction and land development lending, real-estate-secured construction and land development loans decreased $11.3 million to 25.3% of loans outstanding from 26.7% as of year-end 2010 as construction projects were paid off or completed and moved to longer-term financing. Our concentration in commercial real estate remains high at $290.2 million or 60.4% of the loan portfolio and exposes us to more credit and regulatory risk than other types of loans and has become a focal point of the federal banking regulators. Our concentration in these loans has and could possibly subject us to adverse comment or action by our federal and state banking regulators, including the FDIC, the Federal Reserve and the North Carolina Commissioner of Banks. Properties securing these loans are located within our New Hanover County market, representing approximately 8.8%, and Wake County, representing approximately 91.2%.  Residential real-estate loans including construction loans represented approximately 31.2% of the loan portfolio at $150.0 million as of March 31, 2011 compared to 29.9% of the loan portfolio as of year-end 2010.  Non-real estate commercial and industrial loans declined to $36.7 million or 7.6% of loans from 8.6% as of year-end 2010. Loan originations within our NSB Mortgage division declined during the first three months of 2011 as the volume of loan refinances declined sharply and new loans from home sales continued to be slow during this period. As of March 31, 2011, mortgage loans held for sale were $11.8 million compared to $51.5 million as of year-end 2010.

The following table is a summary of our loans outstanding by major category for the total Bank, New Hanover County and Wake County.

The allowance for loan losses was $9.3 million as of March 31, 2011 compared to $9.9 million as of December 31, 2010, representing 1.95% and 1.99%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.  The level of the allowance relative to gross loans declined primarily as a result of $1.6 million in net charge-offs during the first three months of 2011 and a $19.4 million decline in loans. Also impairment analysis of the collateral securing new additions to impaired loans concluded the value of the collateral was sufficient, requiring minimal additional impairment reserves as of March 31, 2011.  We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of March 31, 2011. We monitor the allowance monthly.

Our premises and equipment remained substantially unchanged from year-end 2010 at $14.7 million. Foreclosed assets declined to $4.8 million as of March 31, 2011 from $5.3 million as of December 31, 2010 reflecting $419,000 of additional properties, sales of $438,000, capital expenditures on foreclosed properties of $63,000 and valuation adjustments on foreclosed properties of $470,000 during the three months ended March 31, 2011.  Additional discussion regarding foreclosed assets is included in the section “Allowance for Loan Losses and Asset Quality.”

As of March 31, 2011 our deposits were $577.7 million, an increase of $15.0 million from $562.7 million as of December 31, 2010 due to significant growth in core deposits primarily funded through our property management division “CommunityPLUS”. Traditional core deposits grew $32.1 million effectively reducing non-relationship deposits such as time deposits greater than $100,000 by $9.3 million and eliminating entirely non-core internet deposits which were $5.2 million as of year-end 2010. As was the same for year-end 2010, our time deposits as of March 31, 2011 also do not include any wholesale brokered certificates of deposit.

Our deposit mix continues to improve as we emphasize relationship deposits with individuals and entities within our market areas and from our “CommunityPLUS” customers within North Carolina and six other states including Maryland, South Carolina and New Mexico. Noninterest-bearing demand deposits and low-cost interest-bearing transaction accounts increased to 23.7% and 45.5%, respectively, of total deposits as of March 31, 2011 compared to 20.9% and 44.5%, respectively, as of year-end 2010.  Simultaneously for the same periods, higher costing time deposits declined to 30.7% of total deposits compared to 34.6%. In total, our core deposits increased $32.1 million over year-end 2010 representing 81.3% compared to 78.0%, respectively, of our total deposits as of March 31, 2011 and year-end 2010. A key factor to our success in core deposit growth is through our “CommunityPLUS” division, dedicated to growing deposits specifically in the property management industry. This division experienced deposit growth of approximately $37.2 million growing to approximately $237.7 million as of March 31, 2011 compared to $200.4 million as of year-end 2010. As of March 31, 2011, deposits within this division represented approximately 41.1% of our total deposits, up from 36.0% of total deposits as of year-end 2010.

Non-interest bearing deposits increased $19.2 million or 16.2% to $137.1 million as of March 31, 2011 compared to $117.8 million as of year-end 2010 while interest-bearing transaction deposits grew to $263.0 million, an increase of $12.6 million or 5.0%. Our “CommunityPLUS” division contributed approximately $18.4 million and $14.0 million, respectively, of the increases in these deposit fund categories. Conversely, time deposits decreased $16.8 million to $177.6 million as of March 31, 2011 down from $194.4 million as of year-end 2010.  The decline in these deposits was, for the most part, intentional as strategic decisions regarding profitability and/or non-relationship accounts led to the intentional reduction in generally more volatile time deposits over $100,000, which declined $9.3 million from year-end 2010 in addition to the purposeful elimination of $5.2 million of non-relationship internet deposits. Time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program decreased $2.6 million to $23.5 million as of March 31, 2011. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. The balance of generally more relationship generated time deposits less than $100,000 remained substantially unchanged from year-end 2010 at $69.8 million as of March 31, 2011.

Our focus for the future will be to continue to grow traditional core deposits with our customers with whom we aim to obtain the customers’ primary borrowing and deposit relationship as well as from “CommunityPLUS”. Continued success in these efforts are expected to continue to eliminate or reduce any future reliance on wholesale brokered time deposits and other non-traditional funding sources such as internet deposits.

Strong core deposit growth continues to minimize our need for short-term borrowings. Short-term borrowings as of March 31, 2011, consisting solely of securities sold under repurchase agreements, were $4.5 million, compared to $3.6 million as of year-end 2010. Long-term borrowings remained unchanged from year-end 2010 at $27.3 million consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $211,000 to $37.7 million as of March 31, 2011.  The increase was primarily provided by net income of $204,000.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2011 and 2010

Net Income.  For the three-month period ended March 31, 2011, net income was $204,000 compared to $514,000 for the corresponding three-month period of 2010, representing a decrease of $310,000 or 60.3%.  On a diluted share basis, earnings were $.03 and $.07 per share, respectively, for the three-month periods ended March 31, 2011 and 2010. The length and depth of the recession and its sluggish recovery continues to effect real estate and business activity in the markets we serve and continues to restrain our overall results of operations compared to pre-recession results. Lower earnings continues to be driven by higher loan loss provision, up $235,000, and additional foreclosed asset valuation adjustments, up $237,000. In addition the first three months of 2010 included net gains of $232,000 from sales of investment securities while there was no such gain in the first three months of 2011. The effect of these additional costs were minimized through strong core earnings generated by favorable changes in deposit mix, which provided increased net interest income of $155,000, additional mortgage income of $328,000 from our mortgage division, as well as a continuation of expense reduction initiatives begun early in 2009. For the three months ended 2011 return on average assets was .30% compared to .49% for the prior year period while for the same periods return on average equity was 5.60% compared to 9.28%.

 Net Interest Income. Interest income for the three months ended March 31, 2011 decreased $520,000 or 6.8% over the prior year period while for the same period interest expense decreased $675,000 or 31.3% resulting in a net increase of $155,000 in net interest income over the prior year three-month period.  Net interest income was $5.6 million for the three-month period ended March 31, 2011 compared to $5.4 million for the prior year period, up 2.8%. Our focus on developing and maintaining our core deposit relationships while simultaneously reducing non-core deposits brought beneficial changes to our deposit mix with a corresponding decrease in interest expense. The favorable change in deposit mix was the primary factor for the increase in net interest income over the prior year period.

Interest income is affected by changes in the mix and volume of average-earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the three months ended March 31, 2011 was $7.1 million compared to $7.6 million for the prior year period, a decrease of $520,000 primarily due to a $27.3 million decrease in volume of average loans, our highest yielding earning asset. The decline in average loan volume effectively reduced interest income by approximately $383,000. In addition, the level of nonaccrual loans averaged approximately $576,000 higher than the previous year period reducing interest income approximately $24,000. Declines in volume of lower-yielding average investment securities and certificates of deposit with banks effectively reduced interest income by approximately $258,000 while a $23.8 million higher level of average mortgage loans held for sale provided additional interest income of approximately $261,000. In total, lower yields on average-interest earning assets effectively reduced interest income by approximately $151,000.

Our efforts in improving our deposit mix and repricing time deposits at lower rates were the primary factors for the overall decrease in interest expense. Interest expense for the three months ended March 31, 2011 was $1.5 million compared to $2.2 million for the prior year three-month period, a decrease of $675,000. Average time deposits decreased $71.1 million from the previous year period primarily in non-core wholesale brokered, internet and single-service certificates of deposit. These higher-costing and generally more volatile deposits were replaced with lower costing interest checking, money market and non-interest-bearing transaction deposits which grew in total an average of $34.5 million, of which $22.3 million were in non-interest-bearing demand deposits. The decrease in average time deposits decreased interest expense by approximately $340,000 while lower interest rates paid on overall interest-bearing deposits reduced total interest expense by approximately $360,000.

The yield on our earning assets averaged 4.78% during the first three months of 2011 compared to 4.83% during the first three months of 2010.  During the same period, the cost of our interest-bearing liabilities averaged 1.28% compared to 1.65%.  Overall our net interest margin, excluding average nonaccrual loans, increased 32 basis points to 3.78% during the first three months of 2011 compared to 3.46% for prior year period.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Provision for Loan Losses.  The provision for loan losses was $1.0 million for the three months ended March 31, 2011, $235,000 lower than in the prior year three-month period.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The decline in the provision for the three-month period ended March 31, 2011 is principally due to fewer charge-offs compared to the prior year period. The allowance for loan losses was $9.3 million as of March 31, 2011 or 1.95% of loans outstanding compared to $9.9 million or 1.99% of loans outstanding as of year-end 2010. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Non-interest Income. Non-interest income increased $157,000 or over 26.8% to $743,000 for the three months ended March 31, 2011 over the prior year period due to higher fee income generated from our mortgage division. Fees from mortgage operations were $497,000 for the three months ended 2011, compared to $169,000 during the prior year three months.  We did not begin operating our mortgage division until after our acquisition of Affiliated Mortgage in mid-February 2010 thereby less income was generated during the first three months of 2010 from this division. Fees from annuity sales and other fees generated from our wealth management services division provided $86,000 in non-interest income, up $66,000 or over 300% over the prior year period. Our successful restructure of our wealth management services division and the appointment of a new director for this division during the second quarter of 2010 continues to generate higher levels of income over periods prior to the division restructure.  We expect fees from this division as well as fees from our mortgage division to be key sources of noninterest income in the future. Service charges and fees on deposit accounts and merchant and other loan fees were comparable to the prior year period at $124,000 for the three months ended March 31, 2011. Non-interest income for the three months ended March 31, 2010 included net security gains from our available for sale portfolio of $232,000.  We did not have any sales of investment securities for the current year three-month period. As a percentage of average assets, non-interest income increased to .47% for the three months ended March 31, 2011 compared to .35% for the prior period.

Non-interest Expense. Non-interest expense for the three months ended March 31, 2011 increased $1.1 million or 28.2% to $5.0 million from $3.9 million for the prior year period. The increase is primarily attributable to additional valuation adjustment to foreclosed assets, up $237,000, over the prior year period as well as additional personnel costs attributable to our mortgage division which was operational for only a portion of the first three months of 2010. Due to the continued uncertainty regarding the longevity of the current economic downturn in our markets and its effects on the business activity of our borrowing customers, we determined it prudent to continue expense reducing initiatives that we began in early 2009 with the exception of corporate board fees which we re-instated early in 2011.  These fees had been previously suspended for the past two years.

Salaries and other personnel expense represent our largest expense category at $2.3 million for the three months ended March 31, 2011, up over $600,000 or 40.7% from $1.6 million for the prior year period.  Approximately $466,000 of the increase is attributable to our mortgage division by means of commissions paid to mortgage loan originators as well as additional costs for support personnel within this division. Personnel expense within our wealth management services division is also primarily fee driven.  Higher fee income resulted in higher commission expense, up approximately $68,000 over the prior year period. We continued to temporarily suspend 401k matching benefits, incentive bonuses as well as merit increases as part of the cost savings initiatives we began in 2009.  As a percentage of average assets, personnel expense increased to 1.36% for the three months ended March 31, 2011 compared to .95% for the prior year period.

Occupancy and equipment costs remained substantially unchanged at $703,000 for the three months ended March 31, 2011 and 2010. Other non-interest expenses increased $441,000 or 28.4% over the prior year period primarily due to increased expenses related to foreclosed assets. Subsequent to foreclosure, valuations are periodically performed on the properties. Due to continued downturn in the markets we serve, specifically New Hanover and Wake County, revaluations of foreclosed properties resulted in valuation losses of $470,000 for the three months ended March 31, 2011, up $237,000 or 101.7% over the prior year period. General costs to maintain foreclosed properties net of rental income received were down approximately $73,000 over the prior year period. As a percent of average assets, net foreclosed asset costs were .29% for the three months ended March 31, 2011 compared to .19% for the prior year period. FDIC insurance premiums were down $32,000 from the prior year period due to a lower deposit base. Our outsourced services expense is related to data processing and other services for our customers’ accounts.  These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. In total, outsourced data processing fees were up $117,000 over the prior year period, substantially in response to outsourced software services due to increased volume from customers of our “CommunityPLUS” division. There were no other significant changes in other noninterest expenses. Including additional net costs related to foreclosed assets and additional personnel expense as a result of our mortgage division, our non-interest expense as a percentage of average assets was 3.14% for the three months ended March 31, 2011 compared to 2.31% for the prior year period.

Allowance for Loan Losses and Asset Quality

Nonperforming assets as of March 31, 2011 were comprised of $22.5 million nonaccrual loans, and foreclosed assets of $4.8 million. Included in nonaccrual loans were $4.4 million restructured loans considered troubled debt restructurings, or TDRs. Not included in nonperforming assets were accruing TDRs of $9.1 million, $132,000 of accruing loans past due 90 days or more and accruing potential problem loans of $176,000. Concessions we have granted to customers experiencing cash flow difficulties resulting in a TDR include reduction in interest rate, forgiveness of interest or modification of payment terms.

Our level of 30 to 89 day past due loans was $4.8 million as of March 31, 2011, down from $11.9 million as of year-end 2010. Total nonaccrual loans increased to $22.5 million or 4.69% of period-end loans as of March 31, 2011, up from $11.5 million or 2.3% of period-end loans as of December 31, 2010.  Although our level of nonaccrual loans reflected a downward trend throughout 2010 our borrowers tied to the residential and commercial real estate industry continue to experience slow business activity resulting from the recession. The business activity of our customers in the markets we serve, particularly those involved in residential real estate, have experienced increased restriction on cash-flows during the first three months of 2011 resulting from seasonal low real estate sales. Consequently loans that may have been past due as of December 31, 2010, were moved to nonaccrual status as of March 31, 2011.  A decline in past due loans as of March 31, 2011 may indicate a possible downward trend in nonaccrual loans as resulted in the previous year.

The tables below present for the dates indicated summary information regarding our non-performing assets, TDRs, potential problem loans and loans 90 days or more past due.  For further detail by loan category, see Note E to our consolidated financial statements.

As of March 31, 2011, 92.8% of our nonaccrual loans were real-estate secured, with 33.5% represented within our New Hanover County market. Real-estate secured construction and land development loans comprised 69.5% of nonaccrual loans, all residential construction loans represented in our Wake County market, while 10.7% of commercial construction loans were represented in Wake County and 21.7% in New Hanover County. In total, $7.7 million or 34.4% of the $22.5 million nonaccrual loans as of March 31, 2011 were located in our New Hanover County market area with the remaining 65.6% represented throughout our locations in Wake County.

The following table is a summary of our nonaccrual loans by major category for the total Bank, New Hanover County and Wake County as of March 31, 2011.

An aggregate of $13.4 million of the nonaccrual loans as of March 31, 2011 is attributable to eight borrowers for various residential and commercial construction and commercial and industrial loans, of which $5.2 million of the construction loans are located in our New Hanover County market area and $6.5 million are located in our Wake County market area. Commercial and industrial loans of $1.5 million were to borrowers in Wake County and $184,000 non-owner occupied commercial real estate loan in Wake County. The average loan exposure for these borrowers is approximately $1.9 million with the largest exposure to any one borrower included in our nonaccrual loans at $4.5 million for residential construction. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating $436,000 on these loans were necessary in addition to $808,000 of partial charge-offs. Our impairment analysis on the remaining $9.1 million of nonaccrual loans resulted in additional impairment reserves of $1.6 million in addition to life to date partial charge-offs of $1.8 million.  Included in the above nonaccrual loans are 11 residential and commercial real estate loans totaling $4.4 million which were restructured to forgive all accrued interest due to financial difficulties of the borrower. See Note E to our consolidated financial statements for additional detail regarding loans, nonaccrual loans and credit quality.

Our loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.  Net charge-offs were $1.6 million for the three-month period ended March 31, 2011 compared to net charge-offs of $1.9 million for the prior year period. Approximately $1.5 million or 95.4% of the loans charged off for the three months ended March 31, 2011 were real estate secured loans, and 80.4% were properties located in our Wake County market. Overall, residential real estate property represented 54.4% and commercial real estate property represented 28.5% of the charge-offs for the first three months of 2011.  Our loan loss allowance as a percentage of loans was 1.95% as of March 31, 2011 and 1.99% as of December 31, 2010. The decrease in the level of the loan loss allowance relative to gross loans resulted primarily from the $1.6  million of charge-offs during the first three months of 2011 net of increased reserves allocated to specific loans and an increase in the general reserve due to increases in risk factors.

The following table is a summary of our net charge-offs by major category for the total Bank, New Hanover County and Wake County as of March 31, 2011.

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, Federal funds sold, investment securities and loans classified as held for sale) comprised $146.2 million or 22.5% and $110.7 million or 17.5%, respectively, of our total assets as of March 31, 2011 and December 31, 2010.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets.  We are also authorized to borrow from the Federal Reserve Bank’s “discount window”.  As of March 31, 2011, we had pledged specific collateral for potential borrowing of up to $160.7 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase.  As of March 31, 2011, our short-term borrowings consisted of securities sold under agreements to repurchase of $4.5 million. As of March 31, 2011, overnight excess funds of $93.3 million were invested in our account at the Federal Reserve.

Total deposits were $557.7 million and $562.7 million, respectively, as of March 31, 2011 and December 31, 2010.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 30.7% and 34.6%, respectively, of total deposits as of March 31, 2011 and December 31, 2010. Time deposits of $100,000 or more represented 12.1% and 12.3%, respectively, of our total deposits as of March 31, 2011 and December 31, 2010.  As of March 31, 2011 and year-end 2010, we had no wholesale brokered certificates of deposit.  Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. To be categorized as well capitalized, the Bank must maintain a minimum ratio of total risk-based capital of 10.0% among other ratios. As of March 31, 2011, the Bank was “well capitalized” with a total risk-based capital ratio of 13.92%. Deposits generated through an internet subscription service of $5.2 million as of year-end 2010, were eliminated as of March 31, 2011. We believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that we believe will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate.  We believe our liquidity position as of March 31, 2011 is adequate to meet our operating needs.

Short and long-term borrowings as of March 31, 2011 and December 31, 2010 are as follows:

A description of the trust preferred securities and related junior subordinated debentures outstanding as of March 31, 2011 and December 31, 2010 is as follows:

A description of the subordinated notes outstanding as of March 31, 2011 and December 31, 2010 is as follows:
As of March 31, 2011, our equity to assets ratio was 5.25%. The Bank's tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 7.92%, 10.42% and 13.92%, respectively, as of March 31, 2011 compared to 8.04%, 9.64% and 12.99% as of December 31, 2010.  As of March 31, 2011, the Bank exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations.  Based on the current economic and regulatory environment, the Bank’s board of directors has decided to maintain a Tier I leverage ratio of 8% or more and a total risk based capital ratio of 12% or more. As of March 31, 2011 our total risk based capital ratio was above 12% and we anticipate our Tier I leverage ratio will be at 8% or above by the end of June 2011.

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

Item 4.  Controls and Procedures

(a)
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b)
No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.                     OTHER INFORMATION

Item 6.                  Exhibits

Exhibit #                           Description

31.1……………Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2……………Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

   32.1……………Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2……………Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: May 13, 2011                                                           By: /s/             Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: May 13, 2011                                                           By:             /s/                                                                    Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer