Form 10-Q/A
period 2011-03-31
NORTH STATE BANCORP
filed 2011-05-13
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q/A
(Amendment No. 1)

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
(Address of principal executive office)

(919) 787-9696
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X       No   _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _____    No   _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer    [  ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act):   Yes _____   No   __X _

As of May 11, 2011, 7,297,495 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to North State Bancorp's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the U.S. Securities and Exchange Commission on May 13, 2011 (the “Form 10-Q”), is to furnish an up-to-date and final version of the filing.  An early version of the Form 10-Q was mistakenly filed, and should not be relied upon.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2011 and December 31, 2010	3

	Consolidated Statements of Operations
	Three Months Ended March 31, 2011 and 2010	4

	Consolidated Statements of Comprehensive Income
	Three Months Ended March 31, 2011 and 2010	5

	Consolidated Statement of Shareholders’ Equity
	Three Months Ended March 31, 2011 and 2010	6

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2011 and 2010	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4 -	Controls and Procedures	41

Part II.	OTHER INFORMATION

Item 6 -	Exhibits	42

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010*
	(Dollars in thousands)

ASSETS

Cash and due from banks	$8,555	$5,974
Interest-earning deposits with banks	95,729	43,859
Certificates of deposit with banks	-	198
Investment securities available for sale, at fair value	30,020	9,234
Investment securities held to maturity, at amortized cost	250	250
Loans held-for-sale	11,848	51,472

Loans	480,165	499,523
Less allowances for loan losses	9,346	9,935
NET LOANS	470,819	489,588
Accrued interest receivable	1,560	1,654
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,273	1,273
Premises and equipment, net	14,660	14,801
Foreclosed assets	4,842	5,296
Prepaid FDIC insurance	3,349	3,646
Other assets	6,679	6,620
TOTAL ASSETS	$649,584	$633,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$137,068	$117,840
Savings, money market and NOW	263,028	250,469
Time	177,610	194,439
TOTAL DEPOSITS	577,706	562,748
Accrued interest payable	1,058	1,181
Short-term borrowings	4,524	3,615
Long-term borrowings	27,263	27,269
Accrued expenses and other liabilities	1,320	1,550
TOTAL LIABILITIES	611,871	596,363
Commitments

Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued
Common stock, no par value; 10,000,000 shares authorized 7,427,976 shares issued and outstanding March 31, 2011 and December 31, 2010	21,661	21,636
Retained earnings	16,130	15,926
Accumulated other comprehensive loss	(78)	(60)

TOTAL SHAREHOLDERS’ EQUITY	37,713	37,502

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$649,584	$633,865

*Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$6,660	$7,101
Loans held for sale	274	60
Investments	103	210
Dividends and interest-earning deposits	43	229
TOTAL INTEREST INCOME	7,080	7,600

INTEREST EXPENSE
Money market, NOW and savings deposits	480	545
Time deposits	770	1,386
Short-term borrowings	1	6
Long-term debt	231	220
TOTAL INTEREST EXPENSE	1,482	2,157

NET INTEREST INCOME	5,598	5,443

PROVISION FOR LOAN LOSSES	1,015	1,250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,583	4,193

NON-INTEREST INCOME
Merchant and other loan fees	26	30
Service charges and fees on deposits	98	98
Gain on sale of investment securities	-	232
Fees from mortgage operations	497	169
Other	122	57
TOTAL NON-INTEREST INCOME	743	586

NON-INTEREST EXPENSE
Salaries and employee benefits	2,303	1,637
Occupancy and equipment	703	711
Professional fees	82	95
Advertising and promotion	29	50
Data processing and other outsourced services	470	353
FDIC insurance	332	364
Net cost of foreclosed assets	491	327
Other	592	366
TOTAL NON-INTEREST EXPENSE	5,002	3,903

INCOME BEFORE INCOME TAXES	324	876

INCOME TAXES	120	362
NET INCOME	$204	$514
NET INCOME PER COMMON SHARE
Basic	$.03	$.07
Diluted	$.03	$.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,427,976	7,257,980
Diluted	7,433,773	7,319,626

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Net income	$204	$514

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains on available for sale securities	(29)	35
Tax effect	11	(13)
Reclassification of net gain recognized in net income	-	(232)
Tax effect	-	89
Net of tax amount	(18)	(121)

Total other comprehensive loss	(18)	(121)

Comprehensive income	$186	$393

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
				other	Total
	Common stock		Retained	comprehensive	shareholders'
	Shares	Amount	Earnings	income (loss)	equity
	(Dollars in thousands)

Balance as of December 31, 2009	7,198,513	$20,865	$14,902	$399	$36,166
Net income	-	-	514	-	514
Other comprehensive loss, net of tax	-	-	-	(121)	(121)
Stock based compensation	-	26	-	-	26
Stock options exercised including income tax benefit of $15	76,177	203	-	-	203

Balance as of March 31, 2010	7,274,690	$21,094	$15,416	$278	$36,788

Balance as of December 31, 2010	7,427,976	$21,636	$15,926	$(60)	$37,502
Net income	-	-	204	-	204
Other comprehensive loss, net of tax	-	-	-	(18)	(18)
Stock based compensation	-	25	-	-	25

Balance as of March 31, 2011	7,427,976	$21,661	$16,130	$(78)	$37,713

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$204	$514
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	231	237
Net amortization (accretion) of premiums and discounts on investment securities	-	(6)
Amortization of investment accounted for under the cost method	20	9
Net realized gain on sale of investment securities available for sale	-	(232)
Originations of loans held-for-sale	(76,535)	(24,353)
Proceeds from sales of loans held-for-sale	115,462	2,575
Provision for loan losses	1,015	1,250
Provision for foreclosed assets	470	233
Loss on sale of foreclosed assets	28	31
Stock based compensation	25	26
Change in assets and liabilities:
Decrease in accrued interest receivable	94	100
Decrease in other assets	926	1,998
(Decrease) increase in accrued interest payable	(123)	71
Decrease in accrued expenses and other liabilities	(230)	(50)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	41,587	(17,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in certificates of deposit with banks	198	8,406
Proceeds from maturities and repayments of investment securities available for sale	5,811	1,235
Proceeds from sales of investment securities available for sale	-	4,885
Purchases of investment securities available for sale	(26,626)	(4,990)
Purchases of premises and equipment	(90)	(49)
Net decrease (increase) in loans	17,335	(2,141)
Proceeds from sales of foreclosed property	438	1,996
Capital expenditures on foreclosed property	(63)	(69)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(2,997)	9,273

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,958	21,162
Net increase (decrease) in short-term borrowings	909	(163)
Repayments on long-term borrowings	(6)	(5)
Exercise of stock options	-	203

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,861	21,197

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,451	12,873

CASH AND CASH EQUIVALENTS, BEGINNING	49,833	59,083

CASH AND CASH EQUIVALENTS, ENDING	$104,284	$71,956

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

On April 12, 2011, the FASB issued A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring providing additional guidance on whether certain loan modifications constitute troubled debt restructurings.  It will assist creditors in determining whether a modified receivable is to be considered a troubled debt restructuring, including the impact on impairment and disclosures.  The disclosures are effective for interim and annual periods beginning on or after June 15, 2011.

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

The amortized cost and fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

	As of March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$1,000	$-	$-	$1,000
Government-sponsored residential mortgage-backed securities	29,144	96	220	29,020
Total securities available for sale	$30,144	$96	$220	$30,020

Securities held to maturity:
Corporate securities	$250	$-	$39	211
Total securities held to maturity	$250	$-	$39	$211

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$5,500	$-	$-	$5,500
Government-sponsored residential mortgage-backed securities	3,829	28	123	3,734
Total securities available for sale	$9,329	$28	$123	$9,234

Securities held to maturity:
Corporate securities	$250	$-	$39	211
Total securities held to maturity	$250	$-	$39	$211

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

	As of March 31, 2011
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$13,481	$220	$-	$-	$13,481	$220
Total temporarily impaired securities	$13,481	$220	$-	$-	$13,481	$220

Securities held to maturity:
Corporate securities	$-	$-	$211	$39	$211	$39
Total securities held to maturity	$-	$-	$211	$39	$211	$39

	As of December 31, 2010
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,879	$123	$-	$-	$2,879	$123
Total temporarily impaired securities	$2,879	$123	$-	$-	$2,879	$123

Securities held to maturity:
Corporate securities	$-	$-	$211	$39	$211	$39
Total securities held to maturity	$-	$-	$211	$39	$211	$39

The amortized cost and fair values of securities available for sale and securities held to maturity as of March 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	As of March 31, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies
Due within one year	$1,000	$1,000
	1,000	1,000
Government-sponsored residential mortgage-backed securities
Due within one year	162	165
Due after one but within five years	382	397
Due after five but within ten years	5,003	4,956
Due after ten years	23,597	23,502
	29,144	29,020

Total Securities available for sale:
Due within one year	$1,162	$1,165
Due after one but within five years	382	397
Due after five but within ten years	5,003	4,956
Due after ten years	23,597	23,502
	$30,144	$30,020
Securities held to maturity:
Corporate Securities
Due after five but within ten years	$250	$211
	$250	$211

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

NOTE D - COMMITMENTS

As of March 31, 2011, loan commitments were as follows:
(Dollars in thousands)

Commitments to extend credit	$28,749
Undisbursed lines of credit	17,250
Letters of credit	1,669
Commitments to originate mortgage loans,
fixed and variable rate	77,879

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS

Following is a summary of loans segregated by category:

	March 31, 2011		December 31, 2010
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate loans:
Residential construction	$47,240	9.8%	$51,058	10.2%
Commercial construction	74,621	15.5%	82,136	16.5%
Residential real estate	102,717	21.4%	98,450	19.7%
Commercial real estate	215,576	44.9%	221,604	44.3%
	440,154	91.6%	453,248	90.7%
Non-real estate loans:
Commercial and industrial	36,666	7.7%	42,884	8.6%
Consumer and other	3,437	0.7%	3,644	0.7%
	40,103	8.4%	46,528	9.3%
	480,257	100.0%	499,776	100.0%

Unamortized net deferred loan fees	(92)		(253)

Total loans	$480,165		$499,523

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

Commercial and industrial
Non-real estate secured commercial and industrial loans are underwritten after evaluating and understanding the borrowers’ ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Management examines current and projected cash flows of the borrower to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the indentified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and tertiary, as applicable, the guarantors. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and usually incorporate a personal guaranty. In the case of loans secured by accounts receivable, the availability of the funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. As of March 31, 2011 and December 31, 2010, commercial and industrial loans represented 7.7% and 8.6% of the Company’s loans outstanding.

The Company maintains an independent loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by bankers and credit personnel, as well as the Company’s policies and procedures.

The Company also originates single-family, residential mortgage loans that have been approved by secondary investors which are included on the consolidated balance sheet under the caption “loans held for sale.” The Company recognizes certain origination and service release fees from sale, which are included in non-interest income on the consolidated statements of operations. As of March 31, 2011 and December 31, 2010 mortgage loans held for sale were $11.8 million and $51.5 million, respectively.

Nonperforming assets and potential problem loans
A summary of total nonperforming assets and detail of nonaccrual loans, troubled debt restructured (“TDR”) loans, foreclosed assets and potential problem loans by loan category as of March 31, 2011 and December 31, 2010 are as follows:

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

	March 31, 2011		December 31, 2010
	(Dollars in thousands)

Nonaccrual loans	$18,072		$10,972
TDR nonaccrual loans	4,431		520
Total nonaccrual loans	22,503		11,492

Foreclosed assets	4,842		5,296
Total nonperforming assets	$27,345		$16,788

Accruing loans past due 90 days or more	$132		$131
TDR accruing loans	$9,138		$11,741
Potential problem loans	$176		$1,184
Allowance for loan losses	$9,346		$9,935

Nonaccrual loans to period end loans	4.69%		2.30%
Allowance for loan losses to period end loans	1.95%		1.99%
Nonperforming assets to total assets	4.21%		2.65%
Ratio of allowance for loan losses to nonaccrual loans	0.42	x	0.86	x

	As of March 31, 2011
	Nonaccrual	Nonaccrual TDR	Total Nonaccrual	Foreclosed Assets	Total Nonperforming Assets	Potential Problem Loans	Accruing TDR
	(Dollars in thousands)

Commercial and industrial	$1,107	$461	$1,568	$-	$1,568	$-	$616
Commercial real estate loans:
Commercial real estate construction	4,396	2,887	7,283	1,829	9,112	-	2,252
Commercial real estate - other	1,962	570	2,532	1,459	3,991	-	3,291
	6,358	3,457	9,815	3,288	13,103	-	5,543

Residential real estate loans:
Residential real estate construction	8,352	-	8,352	665	9,017	-	2,021
Residential real estate - other	2,245	468	2,713	889	3,602	176	939
	10,597	468	11,065	1,554	12,619	176	2,960

Consumer	10	45	55	-	55	-	19
	$18,072	$4,431	$22,503	$4,842	$27,345	$176	$9,138

	As of December 31, 2010
	Nonaccrual	Nonaccrual TDR	Total Nonaccrual	Foreclosed Assets	Total Nonperforming Assets	Potential Problem Loans	Accruing TDR
	(Dollars in thousands)

Commercial and industrial	$1,544	$54	$1,598	$-	$1,598	$461	$1,078
Commercial real estate loans:
Commercial real estate construction	2,875	-	2,875	1,484	4,359	523	4,752
Commercial real estate - other	255	-	255	1,868	2,123	-	3,870
	3,130	-	3,130	3,352	6,482	523	8,622

Residential real estate loans:
Residential real estate construction	4,056	-	4,056	813	4,869	-	2,021
Residential real estate - other	2,231	466	2,697	1,131	3,828	200	-
	6,287	466	6,753	1,944	8,697	200	2,021

Consumer	11	-	11	-	11	-	20
	$10,972	$520	$11,492	$5,296	$16,788	$1,184	$11,741

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

All classes of loans are classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are current or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt (as determined by the contractual terms of the note). Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms.

Past due loans
An aged analysis of past due loans segregated by loan category as of March 31, 2011 and December 31, 2010 are as follows:

	As of March 31, 2011
						Accruing
						Loans 90 or
	30 - 89 Days	Over 90	Total Past		Total	More Days
	Past Due	Days	Due	Current	Loans	Past Due
	(Dollars in thousands)

Commercial and industrial	$248	$1,568	$1,816	$34,850	$36,666	$-
Commercial real estate loans:
Commercial real estate construction	644	4,983	5,627	68,994	74,621	-
Commercial real estate - other	100	2,431	2,531	209,822	212,353	-
	744	7,414	8,158	278,816	286,974	-

Residential real estate loans:
Residential real estate construction	1,948	3,818	5,766	41,474	47,240	-
Residential real estate - other	1,835	2,300	4,135	101,805	105,940	132
	3,783	6,118	9,901	143,279	153,180	132

Consumer	45	10	55	2,958	3,013	-
Other	-	-	-	332	332	-
Total	$4,820	$15,110	$19,930	$460,235	$480,165	$132

	As of December 31, 2010
						Accruing
						Loans 90 or
	30 - 89 Days	Over 90	Total Past		Total	More Days
	Past Due	Days	Due	Current	Loans	Past Due
	(Dollars in thousands)

Commercial and industrial	$1,797	$602	$2,399	$40,485	$42,884	$-
Commercial real estate loans:
Commercial real estate construction	4,801	2,462	7,263	74,873	82,136	-
Commercial real estate - other	1,554	438	1,992	219,612	221,604	-
	6,355	2,900	9,255	294,485	303,740	-

Residential real estate loans:
Residential real estate construction	1,274	3,079	4,353	46,705	51,058	-
Residential real estate - other	2,510	1,863	4,373	94,077	98,450	131
	3,784	4,942	8,726	140,782	149,508	131

Consumer	11	-	11	3,165	3,176	-
Other	-	-	-	215	215	-
Total	$11,947	$8,444	$20,391	$479,132	$499,523	$131

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

Impaired loans
For all classes of impaired loans, interest payments are applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Accrual of interest is continued for restructured loans when the borrower is performing prior to the loan restructuring and there is reasonable assurance of repayment and continued performance under the modified terms. Accrual of interest on restructured loans in nonaccrual status is resumed when the borrower has established a sustained period of performance under the restructured terms of at least six months. Information regarding impaired loans segregated by loan category as of and for the three months ended March 31, 2011 and year ended December 31, 2010, respectively, are as follows.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

	As of and for the three months ended March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Impaired with no related allowance recorded:
Commercial and industrial	$-	$275	$-	$42	$-
Commercial real estate loans:
Commercial real estate construction	6,332	6,678	-	5,328	-
Commercial real estate - other	1,420	1,474	-	1,216	-
	7,752	8,152	-	6,544	-

Residential real estate loans:
Residential real estate construction	3,305	3,546	-	3,033	-
Residential real estate - other	1,699	2,571	-	1,911	-
	5,004	6,117	-	4,944	-

Consumer	10	24	-	10	-
Total	$12,766	$14,568	$-	$11,540	$-

Impaired accruing restructured loans with
no related allowance recorded:
Commercial and industrial	$620	$616	$-	$770	$7
Commercial real estate loans:
Commercial real estate construction	2,264	2,252	-	2,305	28
Commercial real estate - other	3,299	3,291	-	3,487	37
	5,563	5,543	-	5,792	65

Residential real estate loans:
Residential real estate construction	2,022	2,021	-	2,021	27
Residential real estate - other	940	939	-	682	25
	2,962	2,960	-	2,703	52

Consumer	19	19	-	19	-
Total	$9,164	$9,138	$-	$9,284	$124

Impaired with a related allowance recorded:
Commercial and industrial	$1,568	$2,372	$715	$1,552	$-
Commercial real estate loans:
Commercial real estate construction	952	987	190	937	-
Commercial real estate - other	1,112	1,112	401	781	-
	2,064	2,099	591	1,718	-

Residential real estate loans:
Residential real estate construction	5,047	5,047	122	2,612	-
Residential real estate - other	1,013	1,013	588	931	-
	6,060	6,060	710	3,543	-
Consumer	45	45	45	30	-
Total	$9,737	$10,576	$2,061	$6,843	$-

Total impaired
Commercial	$17,567	$19,057	$1,307	$16,418	$72
Residential	14,026	15,137	709	11,190	52
Consumer	74	88	45	59	-
Total	$31,667	$34,282	$2,061	$27,667	$124

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

	As of and for the year ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)

Impaired with no related allowance recorded:
Commercial and industrial	$54	$204	$-	$130	$-
Commercial real estate loans:
Commercial real estate construction	2,554	2,589	-	1,980	-
Commercial real estate - other	54	54	-	48	-
	2,608	2,643	-	2,028	-

Residential real estate loans:
Residential real estate construction	1,350	1,433	-	1,013	-
Residential real estate - other	989	989	-	873	-
	2,339	2,422	-	1,886	-

Consumer	11	25	-	17	-
Total	$5,012	$5,294	$-	$4,061	$-

Impaired accruing restructured loans with
no related allowance recorded:
Commercial and industrial	$1,089	$1,078	$-	$1,081	$56
Commercial real estate loans:
Commercial real estate construction	4,787	4,752	-	4,760	204
Commercial real estate - other	3,879	3,870	-	4,451	217
	8,666	8,622	-	9,211	421

Residential real estate loans:
Residential real estate construction	2,025	2,021	-	2,020	96
Residential real estate - other	-	-	-	-	-
	2,025	2,021	-	2,020	96

Consumer	20	20	-	22	2
Total	$11,800	$11,741	$-	$12,334	$575

Impaired with a related allowance recorded:
Commercial and industrial	$1,544	$1,934	$697	$845	$-
Commercial real estate loans:
Commercial real estate construction	321	321	96	350	-
Commercial real estate - other	201	201	111	98	-
	522	522	207	448	-

Residential real estate loans:
Residential real estate construction	2,706	2,763	188	2,283	-
Residential real estate - other	1,708	1,708	1,009	875	-
	4,414	4,471	1,197	3,158	-
Consumer	-	-	-	-	-
Total	$6,480	$6,927	$2,101	$4,451	$-

Total impaired
Commercial	$14,483	$15,003	$904	$13,743	$477
Residential	8,778	8,914	1,197	7,064	96
Consumer	31	45	-	39	2
Total	$23,292	$23,962	$2,101	$20,846	$575

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

All loans risk rated “substandard”, “doubtful” and “loss” are reviewed to determine if they are impaired loans.  If a loan is determined to be impaired it is removed from its homogeneous group and individually analyzed for impairment. Other groups of loans based on facts and circumstances may also be selected for impairment review. If a loan is impaired, a specific reserve allowance is established if necessary. Interest payments on impaired loans are typically applied to principal. Impaired loans are charged off in full or in part when losses are confirmed. As of March 31, 2011, the recorded investment in loans considered impaired totaled $31.7 million. The Company provided for probable losses through specific reserve allowances of $2.1 million with corresponding outstanding loan balances of $9.7 million.  Management analyzed and determined the collateral on loan balances of approximately $1.7 million to be adequate and no additional specific reserve allowance is necessary after recording approximately $387,000 in related partial charge-offs. Included in the impaired loans as of March 31, 2011 are $9.2 million of restructured but still accruing loans and 13 restructured nonaccrual loans for $4.4 million, for a TDR balance amounting to $13.6 million. The loans were primarily restructured to forgive accrued interest due to financial difficulties of the borrower.

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

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

Substandard, nonaccruing – These assets have well defined weaknesses that jeopardize the liquidation of the debt and are past due over 90 days. The institution may sustain loss if the weaknesses are not corrected. These loans are inadequately protected by the paying capacity of the borrower and/or any guarantors or by the pledged collateral.  These loans are individually analyzed for impairment.

Doubtful – These loans have all the weaknesses of substandard, nonaccruing plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable.

Loss – These loans are considered uncollectable and of such little value that their continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off these loans even though partial recovery may be affected in the future.

Information regarding the Company’s credit risk by internally assigned risk grades as of March 31, 2011 and December 31, 2010 follows:

	As of March 31, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction
	Residential	Commercial	Residential	Commercial	Commercial & Industrial	Consumer	Other	Total
	(Dollars in thousands)

Pass	$26,933	$49,149	$89,335	$197,497	$33,325	$2,924	$332	399,495
Special mention	3,132	11,933	8,010	3,818	1,773	23	-	28,689
Substandard accruing	8,823	9,004	5,881	8,506	-	11	-	32,225
Substandard nonaccruing	8,352	4,535	2,223	2,385	1,388	55	-	18,938
Doubtful	-	-	491	147	180	-	-	818
Loss	-	-	-	-	-	-	-	-
Total by exposure	$47,240	$74,621	$105,940	$212,353	$36,666	$3,013	$332	$480,165

	As of December 31, 2010
	Real Estate Loans				Non-Real Estate Loans
	Construction
	Residential	Commercial	Residential	Commercial	Commercial & Industrial	Consumer	Other	Total
	(Dollars in thousands)

Pass	$28,520	$59,248	$86,490	$210,372	$38,616	$3,066	$215	426,527
Special mention	4,424	8,171	6,532	3,013	1,366	28	-	23,534
Substandard accruing	14,058	11,842	2,240	7,817	1,075	71	-	37,103
Substandard nonaccruing	4,056	2,875	2,697	255	1,598	11	-	11,492
Doubtful	-	-	491	147	180	-	-	818
Loss	-	-	-	-	49	-	-	49
Total by exposure	$51,058	$82,136	$98,450	$221,604	$42,884	$3,176	$215	$499,523

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE F – ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Allowance for loan losses beginning of period	$9,935	$8,581

Provision for loan losses	1,015	1,250

Loans charged off	1,743	1,910
Recoveries	(139)	-
Net charge-offs	1,604	1,910

Allowance for loan losses end of period	$9,346	$7,921

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

	For the Three Months Ended March 31, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction
	Residential	Commercial	Residential	Commercial	Commercial & Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,475	$2,269	$2,339	$2,464	$1,354	$30	$4	$9,935
Charge-offs	(118)	(96)	(873)	(468)	(177)	(11)	-	(1,743)
Recoveries	12	-	1	11	88	27	-	139
Provision	(145)	(21)	549	603	4	26	(1)	1,015
Ending balance	$1,224	$2,152	$2,016	$2,610	$1,269	$72	$3	$9,346

Ending balance, individually evaluated
for impairment	$122	$190	$588	$401	$715	$45	$-	$2,061

Ending balance, collectively evaluated
for impairment	$1,102	$1,962	$1,428	$2,209	$554	$27	$3	$7,285

Loans:
Ending balance	$47,240	$74,621	$105,940	$212,353	$36,666	$3,013	$332	$480,165
Ending balance, individually evaluated
for impairment	$10,374	$9,548	$3,652	$5,831	$2,188	$74	$-	$31,667
Ending balance, collectively evaluated
for impairment	$36,866	$65,073	$102,288	$206,522	$34,478	$2,939	$332	$448,498

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE F – ALLOWANCE FOR LOAN LOSSES (Continued)

	For the Year Ended December 31, 2010
	Real Estate Loans				Non-Real Estate Loans
	Construction
	Residential	Commercial	Residential	Commercial	Commercial & Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,753	$2,604	$1,276	$2,023	$870	$42	$13	$8,581
Charge-offs	(3,152)	(1,293)	(765)	(364)	(1,224)	(34)	-	(6,832)
Recoveries	34	34	7	10	6	-	-	91
Provision	2,840	924	1,821	795	1,702	22	(9)	8,095
Ending balance	$1,475	$2,269	$2,339	$2,464	$1,354	$30	$4	$9,935

Ending balance, individually evaluated
for impairment	$188	$96	$1,009	$111	$697	$-	$-	$2,101

Ending balance, collectively evaluated
for impairment	$1,287	$2,173	$1,330	$2,353	$657	$30	$4	$7,834

Loans:
Ending balance	$51,058	$82,136	$98,450	$221,604	$42,884	$3,176	$215	$499,523
Ending balance, individually evaluated
for impairment	$6,081	$7,662	$2,697	$4,134	$2,687	$31	$-	$23,292
Ending balance, collectively evaluated
for impairment	$44,977	$74,474	$95,753	$217,470	$40,197	$3,145	$215	$476,231

NOTE G - NET INCOME PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options. Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2011	2010

Weighted average number of common shares used in computing basic net income per share	7,427,976	7,257,980
Effect of dilutive stock options	5,797	61,646

Weighted average number of common shares and dilutive potential shares used in computing diluted net income per share	7,433,7733	7,319,6266

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

Three Months Ended March 31, 2010
Estimated fair value of options granted	$2.11

Assumptions in estimating option values:
Risk-free interest rate	2.41%
Dividend yield	0.00%
Volatility	41.0%
Expected life	6.5 years

A summary of option activity under the stock option plans as of March 31, 2011 and changes during the three-month period ended March 31, 2011 is presented below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)

Outstanding as of December 31, 2010	140,498	$8.51	5.19 years	$9
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of March 31, 2011	140,498	$8.51	4.94 years	$24
Exercisable as of March 31, 2011	105,975	$8.01	4.12 years	$23

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (Continued)

Range of Exercise Prices	Number of	Number of
	options	options
	outstanding	exercisable
$3.22 - $5.15	65,298	52,285
$6.37 - $12.25	48,700	37,790
$17.00 - $18.50	26,500	15,900
	140,498	105,975

Nonvested Shares		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested, December 31, 2010	38,532	$9.64
Granted	-	$-
Vested	(4,000)	$6.30
Forfeited	-	$-
Nonvested, March 31, 2011	34,532	$10.02

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$1,000	$-	$1,000	$-
Government-sponsored residential mortgage-backed securities	29,020	-	29,020	-
Written loan commitments	463	-	-	463
Total securities available for sale	$30,483	$-	$30,020	$463

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$5,500	$-	$5,500	$-
Government-sponsored residential mortgage-backed securities	3,734	-	3,734	-
Written loan commitments	411	-	-	411
Total securities available for sale	$9,645	$-	$9,234	$411

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of 2011.  There were no Level 3 assets during the corresponding prior year period.

Interest Rate
Lock Commitments
(Dollars in thousands)

Balance, December 31, 2010	$411
Included in earnings	52
Balance, March 31, 2011	$463

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of March 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$9,340	$-	$987	$8,353
Foreclosed assets	$4,842	$-	$352	$4,490

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,119	$-	$727	$4,392
Foreclosed assets	$5,296	$-	$-	$5,296

There were no further market driven discounts applied to the year-end 2010 impaired loans that required transfers between Level 2 and Level 3 as of March 31, 2011.

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

Written Loan Commitments
The Company enters into interest rate lock commitments and commitments to sell mortgages. As of March 31, 2011, the amount of fair value associated with these written loan commitments was approximately $463,000, which is included in other assets. As of December 31, 2010, the amount of fair value associated with written loan commitments was approximately $411,000. Commitments to sell mortgages are generally equal and offsetting to interest rate lock commitments and were not material as of March 31, 2011 and December 31, 2010.

Financial Instruments with Off-Balance Sheet Risk
With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company's financial instruments as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Financial assets:
Cash and due from banks	$8,555	$8,555	$5,974	$5,974
Interest-earning deposits with banks	95,729	95,729	43,859	43,859
Certificates of deposit with banks	-	-	198	198
Investment securities available for sale	30,020	30,020	9,234	9,234
Investment securities held to maturity	250	211	250	211
Loans held for sale	11,848	11,848	51,472	51,472
Loans, net	470,819	469,787	489,588	490,131
Accrued interest receivable	1,560	1,560	1,654	1,654
Stock in the Federal Home Loan Bank	1,273	1,273	1,273	1,273
Written loan commitments	463	463	411	411

Financial liabilities:
Deposits	$577,706	$578,662	$562,748	$562,640
Short-term borrowings	4,524	4,524	3,615	3,615
Long-term debt	27,263	27,219	27,269	27,253
Accrued interest payable	1,058	1,058	1,181	1,181

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

	As of or for the Three Months Ended March 31, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$6,712	$365	$7	$(4)	$7,080
Total interest expense	1,375	-	111	(4)	1,482
Net interest income	5,337	365	(104)	-	5,598
Provision for loan losses	1,015	-	-	-	1,015
Net interest income after provision
for loan losses	4,322	365	(104)	-	4,583
Noninterest income	240	503	300	(300)	743
Noninterest expense	4,201	759	42	-	5,002
Income before income taxes	361	109	154	(300)	324
Income taxes	130	40	(50)	-	120
Net income	$231	$69	$204	$(300)	$204

Total assets	$629,318	$19,745	$52,932	$(52,411)	$649,584
Net loans	470,819	-	-	-	470,819
Loans held for sale	-	11,848	-	-	11,848
Goodwill	-	141	-	-	141

	As of December 31, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total assets	$579,400	$53,505	$52,985	$(52,025)	$633,865
Net loans	489,588	-	-	-	489,588
Loans held for sale	-	51,472	-	-	51,472
Goodwill	-	141	-	-	141

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: general and local economic conditions; changes in real estate values; changes in interest rates, deposit flows, and loan demand; changes in legislation or regulation including regulatory assessments;  our ability to manage growth; changes in accounting principles, policies or guidelines; competition;  other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services; and factors set out in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission.

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

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002.  We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the formation and reorganization of our bank holding company.  In March 2004, we established a subsidiary trust, North State Statutory Trust I, which we refer to as Trust I, to issue trust preferred securities.  In December 2005, we established a second subsidiary trust, North State Statutory Trust II, which we refer to as Trust II and in November 2007 we established a third subsidiary trust, North State Statutory Trust III, which we refer to as Trust III.  Our only business is the ownership and operation of North State Bank and its three subsidiary trusts.

North State Bank is a North Carolina chartered banking corporation. The Bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the Bank, we currently operate six full-service banking offices located in Raleigh and Garner, North Carolina and one full-service banking office located in Wilmington, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. The Bank has a subsidiary, North State Financial Services, Inc., which offers brokerage services and wealth management. In February 2010, we acquired the operations of a Raleigh-based mortgage company, Affiliated Mortgage, LLC, creating North State Bank Mortgage, or NSB Mortgage, as a division of the Bank for the purpose of originating and selling single-family residential first mortgages.

Comparison of Financial Condition as of March 31, 2011 and December 31, 2010

Total assets as of March 31, 2011 were $649.6 million, up $15.7 million or 2.5% over December 31, 2010.  Our portfolio loans continued to decline due to charge-offs, transfers to foreclosed assets and a continued slow-down in new loan demand.  Portfolio loans were $480.2 million as of March 31, 2011, down $19.4 million from December 31, 2010 and a slow-down in mortgage loan originations decreased loans held for sale to $11.8 million, down $39.6 million from year-end 2010.  Funds from these earning assets were redeployed into interest-earning deposits in banks and purchases of investment securities in our available for sale securities portfolio. Our deposits were up overall $15.0 million or 2.7% to $577.7 million as of March 31, 2011, compared to total deposits of $562.7 million as of December 31, 2010. We continued to have improvements in our deposit mix with an increase of $32.1 million in core deposit growth since year-end 2010 primarily in noninterest-bearing demand and lower costing interest-bearing transaction accounts with simultaneous declines in non-relationship, single service time deposits as part of our plan to reduce or eliminate non-relationship deposits.  Our property management division, “CommunityPLUS” continues to be the key driver in our success in growing our core deposits. Emphasis on building core deposits continues to provide us with the opportunity to fund our assets without the necessity of non-traditional deposit funds such as wholesale-brokered time deposits and internet deposits. Year-end 2010 internet deposits of $5.2 million were eliminated by purposely not renewing the maturing time deposits during the first three months of 2011.

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

The following table is a summary of our loans outstanding by major category for the total Bank, New Hanover County and Wake County.

			New Hanover County		Wake County
	March 31, 2011		March 31, 2011		March 31, 2011
	Amount	% of Total Loans	Amount	% of Total Bank Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential construction	$47,240	9.8%	$5,201	1.1%	$42,039	8.8%
Commercial construction	74,621	15.5%	19,586	4.1%	55,035	11.5%
Residential real estate	102,717	21.4%	11,858	2.4%	90,859	18.9%
Commercial real estate	215,576	44.9%	22,830	4.8%	192,746	40.1%
	440,154	91.6%	59,475	12.4%	380,679	79.3%
Non-real estate loans:
Commercial and industrial	36,666	7.7%	5,644	1.2%	31,022	6.4%
Consumer and other	3,437	0.7%	730	0.1%	2,707	0.6%
	40,103	8.4%	6,374	1.3%	33,729	7.0%
	480,257	100.0%	65,849	13.7%	414,408	86.3%

Unamortized net deferred loan fees	(92)		(37)		(55)
Total loans	$480,165		$65,812		$414,353

The allowance for loan losses was $9.3 million as of March 31, 2011 compared to $9.9 million as of December 31, 2010, representing 1.95% and 1.99%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.  The level of the allowance relative to gross loans declined primarily as a result of $1.6 million in net charge-offs during the first three months of 2011 and a $19.4 million decline in loans. Also impairment analysis of the collateral securing new additions to impaired loans concluded the value of the collateral was sufficient, requiring minimal additional impairment reserves as of March 31, 2011.  Management further considered the $7.1 million decline in 30-89 day past due loans since year-end 2010 in the evaluation of the allowance for loan losses.  We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of March 31, 2011. We monitor the allowance monthly.

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

Our deposit mix continues to improve as we emphasize relationship deposits with individuals and entities within our market areas and from our “CommunityPLUS” customers within North Carolina and six other states including Maryland, South Carolina and New Mexico. Noninterest-bearing demand deposits and low-cost interest-bearing transaction accounts increased to 23.7% and 45.5%, respectively, of total deposits as of March 31, 2011 compared to 20.9% and 44.5%, respectively, as of year-end 2010.  Simultaneously for the same periods, higher costing time deposits declined to 30.7% of total deposits compared to 34.6%. In total, our core deposits increased $32.1 million over year-end 2010 representing 81.3% compared to 78.0%, respectively, of our total deposits as of March 31, 2011 and year-end 2010. A key factor to our success in core deposit growth is through our “CommunityPLUS” division, dedicated to growing deposits specifically in the property management industry. This division experienced deposit growth of approximately $37.2, million growing to approximately $237.7 million as of March 31, 2011 compared to $200.4 million as of year-end 2010. As of March 31, 2011, deposits within this division represented approximately 41.1% of our total deposits, up from 36.0% of total deposits as of year-end 2010.

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

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2011 and 2010

Net Income.  For the three-month period ended March 31, 2011, net income was $204,000 compared to $514,000 for the corresponding three-month period of 2010, representing a decrease of $310,000 or 60.3%.  On a diluted share basis, earnings were $.03 and $.07 per share, respectively, for the three-month periods ended March 31, 2011 and 2010. The length and depth of the recession and its sluggish recovery continues to affect real estate and business activity in the markets we serve and continues to restrain our overall results of operations compared to pre-recession results. Lower earnings continue to be driven by higher loan loss provision, up $235,000, and additional foreclosed asset valuation adjustments, up $237,000. The effect of these additional costs were minimized through strong core earnings generated by favorable changes in deposit mix, which provided increased net interest income of $155,000, additional mortgage income of $328,000 from our mortgage division, as well as a continuation of expense reduction initiatives begun early in 2009. In addition the first three months of 2010 included net gains of $232,000 from sales of investment securities while there was no such gain in the first three months of 2011. For the three months ended 2011 return on average assets was .30% compared to .49% for the prior year period while for the same periods return on average equity was 5.60% compared to 9.28%.

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

Interest income is affected by changes in the mix and volume of average earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the three months ended March 31, 2011 was $7.1 million compared to $7.6 million for the prior year period, a decrease of $520,000 primarily due to a $27.3 million decrease in volume of average loans, our highest yielding earning asset. The decline in average loan volume effectively reduced interest income by approximately $383,000. In addition, the level of nonaccrual loans averaged approximately $576,000 higher than the previous year period reducing interest income approximately $24,000. Declines in volume of lower-yielding average investment securities and certificates of deposit with banks effectively reduced interest income by approximately $258,000 while a $23.8 million higher level of average mortgage loans held for sale provided additional interest income of approximately $261,000. In total, lower yields on average-interest earning assets effectively reduced interest income by approximately $151,000.

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

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$476,386	$6,660	5.67%	$503,653	$7,101	5.72%
Loans held for sale	28,674	274	3.88%	4,852	60	5.02%
Investments available for sale	15,504	100	2.62%	23,518	201	3.47%
Investments held to maturity	250	3	4.87%	750	9	4.87%
Other interest-earning assets	80,408	43	0.22%	105,724	229	0.88%
Total interest-earning assets	601,222	7,080	4.78%	638,497	7,600	4.83%

Other assets	44,788			45,787

Total assets	$646,010			$684,284

Interest-bearing liabilities:
Deposits:
Savings, NOW & money market	$250,598	$480	0.78%	$238,411	$545	0.93%
Time deposits over $100,000	91,580	424	1.88%	128,589	750	2.37%
Other time deposits	95,116	346	1.48%	129,193	636	2.00%
Short-term borrowings	4,440	1	0.09%	6,059	6	0.40%
Long-term debt	27,265	231	3.44%	27,287	220	3.27%
Total interest-bearing liabilities	468,999	1,482	1.28%	529,539	2,157	1.65%

Demand deposits	136,936			114,622
Other liabilities	2,120			2,884
Shareholders' equity	37,955			37,239

Total liabilities and shareholders' equity	$646,010			$684,284

Net interest income and interest rate spread		$5,598	3.49%		$5,443	3.18%

Net yield on average interest-earning assets			3.78%			3.46%

Ratio of average interest-earning assets
to average interest-bearing liabilities			128.19%			120.58%

Net yield on average interest-earning assets including nonaccrual loans			3.66%			3.36%

(1) Nonaccrual loans are excluded in loan amounts.

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

Our level of 30 to 89 day past due loans was $4.8 million as of March 31, 2011, down from $11.9 million as of year-end 2010. Total nonaccrual loans increased to $22.5 million or 4.69% of period-end loans as of March 31, 2011, up from $11.5 million or 2.3% of period-end loans as of December 31, 2010.  Our borrowers tied to the residential and commercial real estate industry continued to experience slow business activity resulting from the recession. The business activity of our customers in the markets we serve, particularly those involved in residential real estate, have experienced increased restriction on cash-flows during the first three months of 2011 resulting from seasonal low real estate sales. Consequently, loans that may have been past due as of December 31, 2010, were moved to nonaccrual status as of March 31, 2011.  A decline in past due loans as of March 31, 2011 may indicate a possible downward trend in nonaccrual loans as was reflected in our level of nonaccrual loans throughout 2010.

The tables below present for the dates indicated summary information regarding our non-performing assets, TDRs, potential problem loans and loans 90 days or more past due.  For further detail by loan category, see Note E to our consolidated financial statements.

	March 31, 2011		December 31, 2010
	(Dollars in thousands)

Nonaccrual loans	$18,072		$10,972
Troubled debt restructured nonaccrual loans	4,431		520
Total nonaccrual loans	22,503		11,492

Foreclosed assets	4,842		5,296
Total nonperforming assets	$27,345		$16,788

Accruing loans past due 90 days or more	$132		$131
Troubled debt restructured accruing loans	$9,138		$11,741
Potential problem loans	$176		$1,184
Allowance for loan losses	$9,346		$9,935

Nonaccrual loans to period end loans	4.69%		2.30%
Allowance for loan losses to period end loans	1.95%		1.99%
Nonperforming assets to total assets	4.21%		2.65%
Ratio of allowance for loan losses to nonaccrual loans	0.42	x	0.86	x

As of March 31, 2011, 92.8% of our nonaccrual loans were real-estate secured, with 33.5% represented within our New Hanover County market. Real-estate secured construction and land development loans comprised 69.5% of nonaccrual loans, all residential construction loans were located in our Wake County market, while 10.7% of commercial construction loans were located in Wake County and 21.7% in New Hanover County. In total, $7.7 million or 34.4% of the $22.5 million nonaccrual loans as of March 31, 2011 were located in our New Hanover County market area with the remaining 65.6% represented throughout our locations in Wake County.

The following table is a summary of our nonaccrual loans by major category for the total Bank, New Hanover County and Wake County as of March 31, 2011.

	Nonaccrual Loan Composition as of March 31, 2011
	Total Bank		New Hanover County		Wake County
	Amount	% of Total Nonaccrual Loans	Amount	% of Total Nonaccrual Loans	Amount	% of Total Nonaccrual Loans
	(Dollars in thousands)
Real estate loans:
Residential construction	$8,352	37.1%	$-	0.0%	$8,352	37.1%
Commercial construction	7,283	32.4%	4,873	21.7%	2,410	10.7%
Residential real estate	2,713	12.1%	802	3.6%	1,911	8.5%
Commercial real estate	2,532	11.2%	1,874	8.3%	658	2.9%
	20,880	92.8%	7,549	33.6%	13,331	59.2%
Non-real estate loans:
Commercial and industrial	1,568	7.0%	180	0.8%	1,388	6.2%
Consumer and other	55	0.2%	10	0.0%	45	0.2%
	1,623	7.2%	190	0.8%	1,433	6.4%
Total nonaccrual loans	$22,503	100.0%	$7,739	34.4%	$14,764	65.6%

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

The following table is a summary of our net charge-offs by major category for the total Bank, New Hanover County and Wake County as of March 31, 2011.

	Net Charge-off Composition as of March 31, 2011
	Total Bank		New Hanover County		Wake County
		% of		% of		% of
		Net		Bank Net		Bank Net
	Amount	Charge-offs	Amount	Charge-offs	Amount	Charge-offs
	(Dollars in thousands)
Real estate loans:
Residential construction	$106	6.6%	$(12)	-0.7%	$118	7.4%
Commercial construction	96	6.0%	-	0.0%	96	6.0%
Residential real estate	872	54.4%	201	12.5%	671	41.8%
Commercial real estate	457	28.5%	53	3.3%	404	25.2%
	1,531	95.5%	242	15.1%	1,289	80.4%
Non-real estate loans:
Commercial and industrial	89	5.5%	(37)	-2.3%	126	7.8%
Consumer and other	(16)	-1.0%	3	0.2%	(19)	-1.2%
	73	4.5%	(34)	-2.1%	107	6.6%
Total loans	$1,604	100.0%	$208	13.0%	$1,396	87.0%

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

Total deposits were $557.7 million and $562.7 million, respectively, as of March 31, 2011 and December 31, 2010.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 30.7% and 34.6%, respectively, of total deposits as of March 31, 2011 and December 31, 2010. Time deposits of $100,000 or more represented 12.1% and 12.3%, respectively, of our total deposits as of March 31, 2011 and December 31, 2010.  As of March 31, 2011 and year-end 2010, we had no wholesale brokered certificates of deposit.  Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. To be categorized as well capitalized, the Bank must maintain a minimum ratio of total risk-based capital of 10.0% among other ratios. As of March 31, 2011, the Bank was “well capitalized” with a total risk-based capital ratio of 13.92%. Deposits generated through an internet subscription service of $5.2 million as of year-end 2010, were purposely eliminated as of March 31, 2011. We believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that we believe will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate.  We believe our liquidity position as of March 31, 2011 is adequate to meet our operating needs.

Short and long-term borrowings as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Short-term borrowings
Repurchase agreements	$4,524	$3,615
	$4,524	$3,615

Long-term borrowings
FHLB advances	$798	$804
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465
	$27,263	$27,269

A description of the trust preferred securities and related junior subordinated debentures outstanding as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010	Maturity	Interest
	(Dollars in thousands)		Date	rate
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly
	$15,465	$15,465

A description of the subordinated notes outstanding as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010	Maturity	Interest
	(Dollars in thousands)		Date	rate
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of March 31, 2011, our equity to assets ratio was 5.25%. The Bank's tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 7.92%, 10.42% and 13.92%, respectively, as of March 31, 2011 compared to 8.04%, 9.64% and 12.99% as of December 31, 2010.  As of March 31, 2011, the Bank exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations.  Based on the current economic and regulatory environment, the Bank’s board of directors has decided to maintain a Tier I leverage ratio of 8% or more and a total risk based capital ratio of 12% or more. As of March 31, 2011 our total risk based capital ratio was above 12% and while we were marginally below the Tier I leverage ratio of 8%, we anticipate exceeding that threshold by the end of June 2011.

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

Part II.                     OTHER INFORMATION

Item 6.	Exhibits

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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