Form 10-Q
period 2011-06-30
NORTH STATE BANCORP
filed 2011-08-15
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
or
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
Yes X   No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act): Yes___ No   X

As of August 12, 2011, 7,427,976 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2011 and December 31, 2010	3

	Consolidated Statements of Operations
	Three and Six Months Ended June 30, 2011 and 2010	4

	Consolidated Statements of Comprehensive Income
	Three and Six Months Ended June 30, 2011 and 2010	5

	Consolidated Statement of Shareholders’ Equity
	Six Months Ended June 30, 2011 and 2010	6

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4 -	Controls and Procedures	47

Part II.	OTHER INFORMATION

Item 6 -	Exhibits	48

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	*
ASSETS	(Dollars in thousands)

Cash and due from banks	$8,731	$5,974
Interest-earning deposits with banks	61,684	43,859
Certificates of deposit with banks	735	198
Investment securities available for sale, at fair value	17,011	9,234
Investment securities held to maturity, at amortized cost	250	250
Loans held for sale	47,182	51,472

Loans	482,721	499,523
Less allowance for loan losses	9,944	9,935
Net loans	472,777	489,588

Accrued interest receivable	1,424	1,654
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,227	1,273
Premises and equipment, net	14,487	14,801
Foreclosed assets	3,121	5,296
Prepaid FDIC insurance	2,991	3,646
Other assets	6,717	6,620

TOTAL ASSETS	$638,337	$633,865

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand	$130,549	$117,840
Savings, money market and NOW	264,107	250,469
Time	172,218	194,439
Total deposits	566,874	562,748

Accrued interest payable	1,308	1,181
Short-term borrowings	3,461	3,615
Long-term borrowings	27,258	27,269
Accrued expenses and other liabilities	1,304	1,550

TOTAL LIABILITIES	600,205	596,363

Commitments

Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; 7,427,976 shares issued and outstanding June 30, 2011 and December 31, 2010	21,686	21,636
Retained earnings	16,240	15,926
Accumulated other comprehensive loss	206	(60)

TOTAL SHAREHOLDERS' EQUITY	38,132	37,502

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$638,337	$633,865

*Derived from audited consolidated financial statements

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$6,156	$7,108	$12,816	$14,209
Loans held for sale	272	298	546	358
Investments	244	181	347	391
Dividends and interest-earning deposits	62	202	105	431
Total interest income	6,734	7,789	13,814	15,389

INTEREST EXPENSE
Savings, money market and NOW	401	521	881	1,066
Time deposits	717	1,215	1,487	2,601
Short-term borrowings	1	7	2	13
Long-term borrowings	230	228	461	448
Total interest expense	1,349	1,971	2,831	4,128

NET INTEREST INCOME	5,385	5,818	10,983	11,261

PROVISION FOR LOAN LOSSES	1,418	1,612	2,433	2,862

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,967	4,206	8,550	8,399

NON-INTEREST INCOME
Merchant and other loan fees	27	33	53	63
Service charges and fees on deposits	98	98	196	196
Gain on sale of investment securities	329	-	329	232
Fees from mortgage operations	536	484	1,033	653
Other	175	110	297	167
Total non-interest income	1,165	725	1,908	1,311

NON-INTEREST EXPENSE
Salaries and employee benefits	2,266	1,956	4,569	3,593
Occupancy and equipment	702	654	1,405	1,365
Professional fees	86	161	168	256
Advertising and promotion	33	24	62	74
Data processing and other outsourced services	443	344	913	697
FDIC insurance	358	353	690	717
Net cost of foreclosed assets	561	464	1,052	791
Other	501	421	1,093	787
Total non-interest expense	4,950	4,377	9,952	8,280

INCOME BEFORE INCOME TAXES	182	554	506	1,430

INCOME TAXES	71	244	192	606

NET INCOME	$111	$310	$314	$824

NET INCOME PER COMMMON SHARE:
Basic	$0.01	$0.04	$0.04	$0.11
Diluted	$0.01	$0.04	$0.04	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,427,976	7,337,980	7,427,976	7,298,201
Diluted	7,431,682	7,371,396	7,432,884	7,345,693

See accompanying notes

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income	$111	$310	$314	$824

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available for sale securities	792	171	762	207
Tax effect	(305)	(66)	(294)	(79)
Reclassification of net gain recognized in net income	(329)	-	(329)	(232)
Tax effect	127	-	127	89

Total other comprehensive income (loss)	285	105	266	(15)

Comprehensive income	$396	$415	$580	$809

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
				other	Total
	Common Stock		Retained	comprehensive	shareholders'
	Shares	Amount	earnings	income (loss)	equity
	(Dollars in thousands)

Balance as of December 31, 2009	7,198,513	$20,865	$14,902	$399	$36,166
Net income	-	-	824	-	824
Other comprehensive loss, net of tax	-	-	-	(15)	(15)
Stock based compensation	-	50	-	-	50
Stock options exercised including income tax benefit of $61	229,463	672	-	-	672

Balance as of June 30, 2010	7,427,976	$21,587	$15,726	$384	$37,697

Balance as of December 31, 2010	7,427,976	$21,636	$15,926	$(60)	$37,502
Net income	-	-	314	-	314
Other comprehensive income, net of tax	-	-	-	266	266
Stock based compensation	-	50	-	-	50

Balance as of June 30, 2011	7,427,976	$21,686	$16,240	$206	$38,132

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$314	$824
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,433	2,862
Depreciation and amortization	453	465
Net amortization (accretion) of premiums and discounts on investment securities	1	(12)
Amortization of investment accounted for under the cost method	40	19
Originations of loans held for sale	(157,799)	(84,863)
Proceeds from sales of loans held for sale	161,757	53,651
Net realized gain on sale of investment securities available for sale	(329)	(232)
Loss on sale of foreclosed assets	67	24
Provision for foreclosed assets	957	649
Stock based compensation	50	50

Changes in assets and liabilities:
Decrease in other assets	683	2,266
Decrease in accrued interest receivable	230	166
Decrease in accrued expenses and other liabilities	(246)	(240)
Increase in accrued interest payable	127	207
Net cash provided (used) by operating activities	8,738	(24,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in certificates of deposit with banks	(537)	14,741
Proceeds from sales of investment securities available for sale	17,785	4,885
Proceeds from maturities and repayments of investment securities available for sale	7,876	2,223
Purchases of investment securities available for sale	(32,677)	(4,990)
Sale of FHLB stock	46	-
Net decrease in loans	13,510	6,901
Purchases of premises and equipment	(139)	(350)
Proceeds from sales of foreclosed assets	2,090	3,203
Capital expenditures on foreclosed assets	(71)	(114)
Net cash provided by investing activities	7,883	26,499

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short term borrowed funds	(154)	(720)
Repayments on long-term borrowings	(11)	(10)
Net increase (decrease) in deposit accounts	4,126	(28,888)
Excess tax benefits from exercise of stock options	-	61
Exercise of stock options	-	611
Net cash provided (used) by financing activities	3,961	(28,946)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,582	(26,611)

CASH AND CASH EQUIVALENTS, BEGINNING	49,833	59,083

CASH AND CASH EQUIVALENTS, ENDING	$70,415	$32,472

See accompanying notes.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2011 and December 31, 2010 and for the three and six-month periods ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”).  North State Bank Mortgage (“NSB Mortgage”), a division of the Bank, began operations during February 2010 for the purpose of originating and selling single family, residential first mortgage loans.

All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period.  Actual results could differ from those estimates. Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new standard provides additional guidance on a creditor’s evaluation of when a concession on a loan has been granted and whether a debtor is experiencing financial difficulties. A creditor must conclude that both of these conditions exist for the loan to be considered a troubled debt restructuring. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company expects to adopt the update of this standard during the quarter ending September 30, 2011. The adoption is not expected to have a material impact on the consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. The amendments in this standard remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

U.S. generally accepted accounting principles, or GAAP, and international financial reporting standards, or IFRS. The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income. The new standard provides guidance and new formats for reporting components of total net income and comprehensive income. The guidance allows the presentation of net income and comprehensive income to be in a single continuous statement or two separate but consecutive statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE C - INVESTMENT SECURITIES

Available for sale securities are reported at fair value and consist of debt instruments not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported, net of related tax effect, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Bonds and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using a method that approximates the interest method over the period to maturity. Declines in the fair value of available for sale and held to maturity securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. If the Company does not intend to sell the security prior to recovery and it is more likely than not the Company will not be required to sell the impaired security prior to recovery, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Otherwise, the full impairment loss is recognized in earnings. The classification of securities is determined at the date of purchase.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

	As of June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$16,672	$377	$38	$17,011
Total securities available for sale	$16,672	$377	$38	$17,011

Securities held to maturity:
Corporate securities	$250	$-	$46	204
Total securities held to maturity	$250	$-	$46	$204

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$5,500	$-	$-	$5,500
Government-sponsored residential mortgage-backed securities	3,829	28	123	3,734
Total securities available for sale	$9,329	$28	$123	$9,234

Securities held to maturity:
Corporate securities	$250	$-	$39	211
Total securities held to maturity	$250	$-	$39	$211

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

The following table shows as of June 30, 2011 and December 31, 2010 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity. The unrealized losses as of June 30, 2011 and December 31, 2010 relate to one government-sponsored residential mortgage-backed security. The unrealized losses on held to maturity corporate securities as of June 30, 2011 and December 31, 2010 relate to one corporate security.  The unrealized losses are not likely to reverse unless and until market interest rates and/or spreads decline to the levels that existed when the securities were purchased. Since the Company does not intend to sell the securities prior to recovery and it is more likely than not the Company will not be required to sell the impaired securities prior to recovery, none of the securities are deemed to be other than temporarily impaired.

	As of June 30, 2011
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,964	$38	$-	$-	$2,964	$38
Total temporarily impaired securities	$2,964	$38	$-	$-	$2,964	$38

Securities held to maturity:
Corporate securities	$-	$-	$204	$46	$204	$46
Total securities held to maturity	$-	$-	$204	$46	$204	$46

	As of December 31, 2010
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,879	$123	$-	$-	$2,879	$123
Total temporarily impaired securities	$2,879	$123	$-	$-	$2,879	$123

Securities held to maturity:
Corporate securities	$-	$-	$211	$39	$211	$39
Total securities held to maturity	$-	$-	$211	$39	$211	$39

The amortized cost and fair values of securities available for sale and securities held to maturity as of June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities
Due within one year	$288	$292
Due after one but within five years	193	202
Due after five but within ten years	4,760	4,818
Due after ten years	11,431	11,699
	$16,672	$17,011
Securities held to maturity:
Corporate Securities
Due after five but within ten years	$250	$204
	$250	$204

Securities with a carrying value of $6.3 million and $8.8 million as of June 30, 2011 and December 31, 2010, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

For the three and six months ended June 30, 2011 proceeds from sales of investment securities of $17.8 million resulted in gross gains of $329,000. There were no sales of investment securities for the three months ended June 30, 2010. For the six months ended June 30, 2010 proceeds from sales of investment securities of $4.9 million resulted in gross gains of $232,000.

NOTE D - COMMITMENTS

As of June 30, 2011, loan commitments were as follows:

June 30, 2011
(Dollars in thousands)

Commitments to extend credit	$27,246
Undisbursed lines of credit	14,416
Letters of credit	1,955
Commitments to originate mortgage loans, fixed and variable	102,491
$146,108

NOTE E – LOANS

Following is a summary of loans segregated by category:

	June 30, 2011		December 31, 2010
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate loans:
Residential - construction	$37,036	7.6%	$51,058	10.2%
Commercial - construction	76,627	15.9%	82,010	16.4%
Residential - other	121,485	25.2%	98,324	19.7%
Commercial - other	207,159	42.9%	221,603	44.4%
	442,307	91.6%	452,995	90.7%
Non-real estate loans:
Commercial and industrial	37,127	7.7%	42,884	8.6%
Consumer and other	3,287	0.7%	3,644	0.7%
	40,414	8.4%	46,528	9.3%
Total loans	$482,721	100.0%	$499,523	100.0%

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

Real estate construction
Commercial and residential construction loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and financial analysis of the developers and property owners.  Construction loans are generally based upon estimates of costs and value associated with the project as completed. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with the repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions, availability of long-term financing and government regulation of real property. As of June 30, 2011 and December 31, 2010, residential construction and commercial construction loans represented 7.6% and 15.9% and 10.2% and 16.4%, respectively, of the Company’s loans outstanding.

Commercial and residential real estate
Commercial and residential real estate secured loans are subject to underwriting similar to real estate construction loans. These loans are either cash flow loans or development loans paid from the real estate sale and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher risk and higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in real estate markets or the general economy. The properties securing the Company’s commercial real estate portfolio are principally secured by owner-occupied buildings including professional practices, office and church properties and single family rental properties. Management monitors and evaluates commercial real estate loans based on collateral, market area and risk grade criteria. As a general rule, the Company avoids non-owner occupied commercial single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends within its market areas. Residential real estate properties are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually 90% or less. As of June 30, 2011 and December 31, 2010, commercial and residential real estate represented 42.9% and 25.2% and 44.4% and 19.7%, respectively, of our loans outstanding.

Commercial and industrial
Non-real estate secured commercial and industrial loans are underwritten after evaluating and understanding the borrowers’ ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Management examines current and projected cash flows of the borrower to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the indentified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and tertiary, as applicable, the guarantors. The cash flows of borrowers, however, may not materialize as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and usually incorporate a personal guaranty. In the case of loans secured by accounts receivable, the availability of the funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. As of June 30, 2011 and December 31, 2010, commercial and industrial loans represented 7.7% and 8.6%, respectively, of the Company’s loans outstanding.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

The Company maintains an independent loan review function that reviews and validates our portfolio credit risk on a periodic basis. Results of these reviews are presented to management and the board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by bankers and credit personnel, as well as the Company’s policies and procedures.

The Company also originates single-family, residential mortgage loans that have been approved by secondary investors which are included on the consolidated balance sheet under the caption “loans held for sale.” The Company recognizes certain origination and service release fees from sale, which are included in non-interest income on the consolidated statements of operations. As of June 30, 2011 and December 31, 2010 mortgage loans held for sale were $47.2 million and $51.5 million, respectively.

Nonperforming assets and potential problem loans
A summary of total nonperforming assets and detail of nonaccrual loans, troubled debt restructured (“TDR”) loans, foreclosed assets and potential problem loans by loan category as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	(Dollars in thousands)

Nonaccrual loans	$21,978		$10,972
TDR nonaccrual loans	4,776		520
Total nonaccrual loans	26,754		11,492

Foreclosed assets	3,122		5,296
Total nonperforming assets	$29,876		$16,788

Accruing loans past due 90 days or more	$133		$131
TDR accruing loans	$7,113		$11,741
Potential problem loans	$-		$1,184
Allowance for loan losses	$9,944		$9,935

Nonaccrual loans to period end loans	5.54%		2.30%
Allowance for loan losses to period end loans	2.06%		1.99%
Nonperforming assets to total assets	4.68%		2.65%
Ratio of allowance for loan losses to nonaccrual loans	0.37	x	0.86	x

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

	As of June 30, 2011
	Nonaccrual	Nonaccrual TDR	Total Nonaccrual	Foreclosed Assets	Total Nonperforming Assets	Potential Problem Loans	Accruing TDR
	(Dollars in thousands)

Commercial and industrial	$423	$461	$884	$-	$884	$-	$64
Commercial real estate loans:
Construction	7,288	2,888	10,176	1,218	11,394	-	568
Other	2,642	914	3,556	846	4,402	-	3,272
	9,930	3,802	13,732	2,064	15,796	-	3,840
Residential real estate loans:
Construction	8,614	-	8,614	816	9,430	-	2,021
Other	2,997	468	3,465	242	3,707	-	1,171
	11,611	468	12,079	1,058	13,137	-	3,192

Consumer	14	45	59	-	59	-	17
	$21,978	$4,776	$26,754	$3,122	$29,876	$-	$7,113

	As of December 31, 2010
	Nonaccrual	Nonaccrual TDR	Total Nonaccrual	Foreclosed Assets	Total Nonperforming Assets	Potential Problem Loans	Accruing TDR
	(Dollars in thousands)

Commercial and industrial	$1,544	$54	$1,598	$-	$1,598	$461	$1,078
Commercial real estate loans:
Construction	2,875	-	2,875	1,484	4,359	523	4,752
Other	255	-	255	1,868	2,123	-	3,870
	3,130	-	3,130	3,352	6,482	523	8,622
Residential real estate loans:
Construction	4,056	-	4,056	813	4,869	-	2,021
Other	2,231	466	2,697	1,131	3,828	200	-
	6,287	466	6,753	1,944	8,697	200	2,021

Consumer	11	-	11	-	11	-	20
	$10,972	$520	$11,492	$5,296	$16,788	$1,184	$11,741

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

Past due loans
An aged analysis of past due loans segregated by loan category as of June 30, 2011 and December 31, 2010 are as follows:

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

	As of June 30, 2011
						Accruing
						Loans 90 or
	30 - 89 Days	Over 90	Total Past		Total	More Days
	Past Due (1)	Days (2)	Due	Current (3)	Loans	Past Due (2)
	(Dollars in thousands)

Commercial and industrial	$155	$1,485	$1,640	$35,487	$37,127	$-
Commercial real estate loans:
Construction	2,267	8,126	10,393	66,234	76,627	-
Other	908	3,138	4,046	203,113	207,159	-
	3,175	11,264	14,439	269,347	283,786	-
Residential real estate loans:
Construction	-	9,169	9,169	27,867	37,036	-
Other	345	2,505	2,850	118,635	121,485	133
	345	11,674	12,019	146,502	158,521	133

Consumer	-	45	45	2,860	2,905	-
Other	-	-	-	382	382	-
Total	$3,675	$24,468	$28,143	$454,578	$482,721	$133

(1) Total loans past due 30 – 89 days includes approximately $1.7 million of loans in nonaccrual status.
(2) All loans past due 90 days or more are in nonaccrual status with the exception of one accruing loan past due more than 90 days for $133,000.
(3) Includes approximately $420,000 of loans that are in nonaccrual status and not past due 30 days or more.

	As of December 31, 2010
						Accruing
						Loans 90 or
	30 - 89 Days	Over 90	Total Past		Total	More Days
	Past Due (1)	Days (2)	Due	Current (3)	Loans	Past Due (2)
	(Dollars in thousands)

Commercial and industrial	$1,797	$602	$2,399	$40,485	$42,884	$-
Commercial real estate loans:
Construction	4,801	2,462	7,263	74,747	82,010	-
Other	1,554	438	1,992	219,611	221,603	-
	6,355	2,900	9,255	294,358	303,613	-
Residential real estate loans:
Construction	1,274	3,079	4,353	46,705	51,058	-
Other	2,510	1,863	4,373	93,951	98,324	131
	3,784	4,942	8,726	140,656	149,382	131

Consumer	11	-	11	3,165	3,176	-
Other	-	-	-	468	468	-
Total	$11,947	$8,444	$20,391	$479,132	$499,523	$131

(1) Total loans past due 30 – 89 days includes approximately $2.5 million of loans in nonaccrual status.
(2) All loans past due 90 days or more are in nonaccrual status with the exception of one accruing loan past due more than 90    days for $131,000.
(3) Includes approximately $690,000 of loans that are in nonaccrual status and not past due 30 days or more.

Impaired loans
For all classes of impaired loans, interest payments are applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Accrual of interest is continued for restructured loans when the borrower is performing prior to the loan restructuring and there is reasonable assurance of repayment and continued performance under the modified terms. Accrual of interest on restructured loans in nonaccrual status is resumed when the

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

borrower has established a sustained period of performance under the restructured terms of at least six months. Information regarding impaired loans segregated by loan category as of and for the three and six months ended June 30, 2011 and year ended December 31, 2010 are as follows.

				For the three months ended		For the six months ended
	As of June 30, 2011			June 30, 2011		June 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired with no related allowance recorded:
Commercial and industrial	$100	$384	$-	$163	$-	$206	$-
Commercial real estate loans:
Construction	5,818	6,167	-	5,212	-	3,855	-
Other	1,325	1,520	-	1,122	-	929	-
	7,143	7,687	-	6,334	-	4,784	-
Residential real estate loans:
Construction	4,930	5,171	-	5,105	-	4,461	-
Other	2,103	3,444	-	2,222	-	2,254	-
	7,033	8,615	-	7,327	-	6,715	-

Consumer	14	28	-	17	-	13	-
Total	$14,290	$16,714	$-	$13,841	$-	$11,718	$-

Impaired performing restructured loans with no related allowance recorded:
Commercial and industrial	$64	$64	$-	$112	$2	$200	$3
Commercial real estate loans:
Construction	571	568	-	1,177	3	1,812	33
Other	3,282	3,272	-	3,391	32	3,608	73
	3,853	3,840	-	4,568	35	5,420	106
Residential real estate loans:
Construction	2,028	2,021	-	2,021	14	2,021	41
Other	1,172	1,171	-	1,174	6	929	31
	3,200	3,192	-	3,195	20	2,950	72

Consumer	17	17	-	18	1	19	1
Total	$7,134	$7,113	$-	$7,893	$58	$8,589	$182

Impaired with a related allowance recorded:
Commercial and industrial	$784	$784	$300	$784	$-	$707	$-
Commercial real estate loans:
Construction	4,358	4,393	740	4,081	-	4,016	-
Other	2,231	3,035	861	2,218	-	2,006	-
	6,589	7,428	1,601	6,299	-	6,022	-
Residential real estate loans:
Construction	3,684	3,684	92	3,684	-	2,756	-
Other	1,362	1,362	341	1,181	-	868	-
	5,046	5,046	433	4,865	-	3,624	-

Consumer	45	45	45	45	-	37	-
Total	$12,464	$13,303	$2,379	$11,993	$-	$10,390	$-

Total impaired
Commercial	$18,533	$20,187	$1,901	$18,260	$37	$17,339	$109
Residential	15,279	16,853	433	15,387	20	13,289	72
Consumer	76	90	45	80	1	69	1
Total	$33,888	$37,130	$2,379	$33,727	$58	$30,697	$182

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

	As of and for the year ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Impaired with no related allowance recorded:
Commercial and industrial	$54	$204	$-	$130	$-
Commercial real estate loans:
Construction	2,554	2,589	-	1,980	-
Other	54	54	-	48	-
	2,608	2,643	-	2,028	-

Residential real estate loans:
Construction	1,350	1,433	-	1,013	-
Other	989	989	-	873	-
	2,339	2,422	-	1,886	-

Consumer	11	25	-	17	-
Total	$5,012	$5,294	$-	$4,061	$-

Impaired accruing restructured loans with no related allowance recorded:
Commercial and industrial	$1,089	$1,078	$-	$1,081	$56
Commercial real estate loans:
Construction	4,787	4,752	-	4,760	204
Other	3,879	3,870	-	4,451	217
	8,666	8,622	-	9,211	421

Residential real estate loans:
Construction	2,025	2,021	-	2,020	96
Other	-	-	-	-	-
	2,025	2,021	-	2,020	96

Consumer	20	20	-	22	2
Total	$11,800	$11,741	$-	$12,334	$575

Impaired with a related allowance recorded:
Commercial and industrial	$1,544	$1,934	$697	$845	$-
Commercial real estate loans:
Construction	321	321	96	350	-
Other	201	201	111	98	-
	522	522	207	448	-

Residential real estate loans:
Construction	2,706	2,763	188	2,283	-
Other	1,708	1,708	1,009	875	-
	4,414	4,471	1,197	3,158	-
Consumer	-	-	-	-	-
Total	$6,480	$6,927	$2,101	$4,451	$-

Total impaired
Commercial	$14,483	$15,003	$904	$13,743	$477
Residential	8,778	8,914	1,197	7,064	96
Consumer	31	45	-	39	2
Total	$23,292	$23,962	$2,101	$20,846	$575

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

As of June 30, 2011, the recorded investment in loans considered impaired totaled $33.9 million. Additions to impaired loans since December 31, 2010 include approximately $6.4 million and $2.6 million, respectively, of residential and commercial construction loans. As of June 30, 2011, the Company provided specific reserves of $2.4 million for probable losses on impaired loan balances of $12.5 million.  Management analyzed $14.3 million of impaired loans and determined the collateral to be adequate and no additional specific reserve allowance necessary after recording approximately $424,000 in partial charge-offs related to loan balances of approximately $1.7 million. Also included in the impaired loans as of June 30, 2011 are $7.1 million of restructured but still accruing loans and 12 restructured nonaccrual loans for $4.8 million, for a TDR balance amounting to $11.9 million. The loans were primarily restructured to forgive accrued interest due to financial difficulties of the borrower. There were no potential problem loans outstanding as of June 30, 2011 because potential problem loans at year-end have been charged off or are currently nonaccrual. The determination that there were no potential problem loans as of June 30, 2011 is further supported by the $8.3 million decline in 30 - 89 day past due loans.

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

Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management examines certain credit quality indicators which consider the risk of payment performance, overall portfolio quality utilizing weighted-average risk ratings, general economic factors,  net charge-offs, non-performing loans and the level of classified loans.  All loans risk rated “substandard”, “doubtful” and “loss” are reviewed on an individual basis for probable losses.

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

Doubtful – These loans have all the weaknesses of substandard, nonaccruing loans plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable.

Loss – These loans are considered uncollectable and of such little value that their continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off these loans even though partial recovery may be affected in the future.

Information regarding the Company’s credit risk by internally assigned risk grades as of June 30, 2011 and December 31, 2010 follows:

	As of June 30, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)

Pass	$18,844	$51,737	$103,619	$192,995	$33,779	$2,819	$382	$404,175
Special mention	2,564	11,162	8,677	3,754	2,255	27	-	28,439
Substandard accruing	7,014	3,854	5,724	6,854	209	-	-	23,655
Substandard nonaccruing	8,614	9,634	3,443	3,556	884	59	-	26,190
Doubtful	-	240	22	-	-	-	-	262
Loss	-	-	-	-	-	-	-	-
Total by exposure	$37,036	$76,627	$121,485	$207,159	$37,127	$2,905	$382	$482,721

	As of December 31, 2010
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)

Pass	$28,520	$59,122	$86,364	$210,371	$38,616	$3,066	$468	$426,527
Special mention	4,424	8,171	6,532	3,013	1,366	28	-	23,534
Substandard accruing	14,058	11,842	2,240	7,817	1,075	71	-	37,103
Substandard nonaccruing	4,056	2,875	2,697	255	1,598	11	-	11,492
Doubtful	-	-	491	147	180	-	-	818
Loss	-	-	-	-	49	-	-	49
Total by exposure	$51,058	$82,010	$98,324	$221,603	$42,884	$3,176	$468	$499,523

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

The tables below detail activity in the allowance for loan losses by segregated loan category for the three and six months ended June 30, 2011 and year ended December 31, 2010.  Allocation of a portion of the allowance to one class of loan does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended June 30, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,224	$2,152	$2,016	$2,610	$1,269	$72	$3	$9,346
Charge-offs	(46)	-	(469)	(141)	(190)	-	-	(846)
Recoveries	18	-	-	5	2	1	-	26
Provision	(225)	836	470	479	(137)	(5)	-	1,418
Ending balance	$971	$2,988	$2,017	$2,953	$944	$68	$3	$9,944

Ending balance, individually evaluated for impairment	$92	$740	$341	$861	$300	$45	$-	$2,379

Ending balance, collectively evaluated for impairment	$879	$2,248	$1,676	$2,092	$644	$23	$3	$7,565

Loans:
Ending balance	$37,036	$76,627	$121,485	$207,159	$37,127	$2,905	$382	$482,721
Ending balance, individually evaluated for impairment	$10,642	$10,747	$4,637	$6,838	$948	$76	$-	$33,888
Ending balance, collectively evaluated for impairment	$26,394	$65,880	$116,848	$200,321	$36,179	$2,829	$382	$448,833

	For the Six Months Ended June 30, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,475	$2,269	$2,339	$2,464	$1,354	$30	$4	$9,935
Charge-offs	(164)	(149)	(1,342)	(609)	(314)	(11)	-	(2,589)
Recoveries	30	-	1	16	90	28	-	165
Provision	(370)	868	1,019	1,082	(186)	21	(1)	2,433
Ending balance	$971	$2,988	$2,017	$2,953	$944	$68	$3	$9,944

Ending balance, individually evaluated for impairment	$92	$740	$341	$861	$300	$45	$-	$2,379

Ending balance, collectively evaluated for impairment	$879	$2,248	$1,676	$2,092	$644	$23	$3	$7,565

Loans:
Ending balance	$37,036	$76,627	$121,485	$207,159	$37,127	$2,905	$382	$482,721
Ending balance, individually evaluated for impairment	$10,642	$10,747	$4,637	$6,838	$948	$76	$-	$33,888
Ending balance, collectively evaluated for impairment	$26,394	$65,880	$116,848	$200,321	$36,179	$2,829	$382	$448,833

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE F – ALLOWANCE FOR LOAN LOSSES (Continued)

	For the Year Ended December 31, 2010
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,753	$2,604	$1,276	$2,023	$870	$42	$13	$8,581
Charge-offs	(3,152)	(1,293)	(765)	(364)	(1,224)	(34)	-	(6,832)
Recoveries	34	34	7	10	6	-	-	91
Provision	2,840	924	1,821	795	1,702	22	(9)	8,095
Ending balance	$1,475	$2,269	$2,339	$2,464	$1,354	$30	$4	$9,935

Ending balance, individually evaluated for impairment	$188	$96	$1,009	$111	$697	$-	$-	$2,101

Ending balance, collectively evaluated for impairment	$1,287	$2,173	$1,330	$2,353	$657	$30	$4	$7,834

Loans:
Ending balance	$51,058	$82,010	$98,324	$221,603	$42,884	$3,176	$468	$499,523
Ending balance, individually evaluated for impairment	$6,081	$7,662	$2,697	$4,134	$2,687	$31	$-	$23,292
Ending balance, collectively evaluated for impairment	$44,977	$74,348	$95,627	$217,469	$40,197	$3,145	$468	$476,231

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average number of common shares used in computing basic net income per share	7,427,976	7,337,980	7,427,976	7,298,201

Effect of dilutive stock options	3,706	33,416	4,908	47,492
Weighted average number of common shares and dilutive potential shares used in computing diluted net income per share	7,431,682	7,371,396	7,432,884	7,345,693

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three and six months ended June 30, 2011 were 115,787. For the corresponding prior year periods there were 105,787 anti-dilutive shares.

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six-month periods ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
Estimated fair value of options granted	$2.83	$1.97

Assumptions in estimating option values:
Risk-free interest rate	3.12%	2.39%
Dividend yield	0%	0%
Expected volatility	59.8%	39.6% - 41.0%
Expected life	10 years	6.5 - 7 years

A summary of option activity under the stock option plans as of June 30, 2011 and changes during the six-month period ended June 30, 2011 is presented below:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outstanding as of December 31, 2010	140,508	$8.51	5.19 years	$9
Granted	10,000	4.00	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2011	150,508	$8.21	5.04 years	$16
Exercisable as of June 30, 2011	106,976	$7.97	3.92 years	$16

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (Continued)

	Range of Exercise Prices
	Number of options outstanding	Number of exercisable options
$3.22 - $5.15	75,308	53,286
$6.37 - $12.25	48,700	37,790
$17.00 - $18.50	26,500	15,900
	150,508	106,976

	Nonvested Shares
		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested, December 31, 2010	38,532	$9.64
Granted	10,000	$2.83
Vested	(5,000)	$5.79
Forfeited	-	-
Nonvested, June 30, 2011	43,532	$8.78

There were 10,000 options granted during the three and six-month period ended June 30, 2011. No options were exercised during this period. For the six month period in 2010, the intrinsic value of options exercised was approximately $400,000 and 15,000 shares were granted. Cash received from option exercises under share-based payment arrangements for the six-month period ended June 30, 2010 was approximately $611,000.  The fair value of options vested during the three and six-month periods ended June 30, 2011 was approximately $26,000 and $50,000, respectively.  For the same periods in 2010, the fair value of options vested was $25,000 and $50,000. As of June 30, 2011 and 2010, approximately $130,000 and $201,000, respectively, of share-based compensation expense remained to be recognized over a period of 4.8 and 5 years, respectively, for the current and prior year periods stated.

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

●
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

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

●	Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party services for identical or comparable assets or liabilities.

●
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

Mortgage Banking Activity
The Company enters into written loan commitments and commitments to sell mortgages. Changes in the written loan commitments subjected to recurring fair value adjustments are affected by the changes in the balances of locked mortgage loan commitments, changes in the fall out rates and changes in the prevailing secondary market prices for like-kind mortgage loans. The fall out rate measures the likelihood that an interest rate lock commitment will ultimately not become a closed loan held for sale.  Fall out rates as of June 30, 2011 averaged 29.75%. The fair value adjustment associated with these written commitments was $504,000, which was included in other assets. As of December 31, 2010, fall out rates averaged 21.6% and the amount of fair value associated with written loan commitments was $411,000. Commitments to sell mortgages are generally equal and offsetting to the interest rate lock commitment. These fair values were deemed to be immaterial as of June 30, 2011 and December 31, 2010.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2011, a portion of the Company’s impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.
	As of June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$17,011	$-	$17,011	$-
Written loan commitments	504	-	-	504
	$17,515	$-	$17,011	$504

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$5,500	$-	$5,500	$-
Government-sponsored residential mortgage-backed securities	3,734	-	3,734	-
Written loan commitments	411	-	-	411
	$9,645	$-	$9,234	$411

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of 2011.

Interest Rate
Lock Commitments
(Dollars in thousands)
Balance, December 31, 2010	$411
Included in earnings	93
Balance, June 30, 2011	$504

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

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	As of June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$11,771	$-	$230	$11,541
Foreclosed assets	3,121	-	801	2,320
	$14,892	$-	$1,031	$13,861

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,119	$-	$727	$4,392
Foreclosed assets	5,296	-	-	5,296
	$10,415	$-	$727	$9,688

There were no further market driven discounts applied to the year-end 2010 impaired loans that required transfers between Level 2 and Level 3 as of June 30, 2011.

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

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans and Loans Held for Sale
The fair value of loans is based on estimated cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, less a credit component. The carrying amount of loans held for sale is a reasonable estimate of fair value since they will be sold in a short period. This does not include consideration of liquidity discounts that market participants would use to value such loans.

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

Written Loan Commitments
The Company enters into written loan commitments and commitments to sell mortgages. The amount of fair value associated with these written loan commitments is included in other assets. Commitments to sell mortgages are generally equal and offsetting to interest rate lock commitments.

Financial Instruments with Off-Balance Sheet Risk
With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(Dollars in thousands)
Financial assets:
Cash and due from banks	$8,731	$8,731	$5,974	$5,974
Interest-earning deposits with banks	61,684	61,684	43,859	43,859
Certificates of deposit with banks	735	735	198	198
Investment securities available for sale	17,011	17,011	9,234	9,234
Investment securities held to maturity	250	204	250	211
Loans held for sale	47,182	47,182	51,472	51,472
Loans, net	472,777	470,813	489,588	490,131
Accrued interest receivable	1,424	1,424	1,654	1,654
Stock in the Federal Home Loan Bank	1,227	1,227	1,273	1,273
Written loan commitments	504	504	411	411

Financial liabilities:
Deposits	$566,874	$568,049	$562,748	$562,640
Short-term borrowings	3,461	3,461	3,615	3,615
Long-term borrowings	27,258	27,247	27,269	27,253
Accrued interest payable	1,308	1,308	1,181	1,181

NOTE K – BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments, the Bank, NSB Mortgage and the parent Company.  The Bank is engaged in general commercial and retail banking in central and coastal North Carolina.  The Bank operates six full-service banking offices located in Wake County and one full-service office in Wilmington, New Hanover County, North Carolina.  NSB Mortgage, a division of the Bank, originates and sells and, beginning in the second quarter of 2011, to a limited extent retains single-family, residential first mortgage loans. The remaining segment consists of activities of the parent Company. Eliminations necessary to accurately report the operations of the Company are also included. The tables below present segment reporting disclosure as of and for the three and six-months periods ended June 30, 2011 and for the three and six months ended June 30, 2010 and as of December 31, 2010.  The mortgage division was not established until February 2010.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE K – BUSINESS SEGMENT INFORMATION (Continued)

	As of June 30, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total assets	$570,475	$66,191	$53,621	$(51,950)	$638,337
Net loans	456,084	16,693	-	-	472,777
Loans held for sale	-	47,182	-	-	47,182
Goodwill	-	141	-	-	141

	As of December 31, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total assets	$579,400	$53,505	$52,985	$(52,025)	$633,865
Net loans	489,588	-	-	-	489,588
Loans held for sale	-	51,472	-	-	51,472
Goodwill	-	141	-	-	141

	For the Three Months Ended June 30, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$6,353	$377	$8	$(4)	$6,734
Total interest expense	1,246	-	107	(4)	1,349
Net interest income	5,107	377	(99)	-	5,385
Provision for loan losses	1,418	-	-	-	1,418
Net interest income after provision for loan losses	3,689	377	(99)	-	3,967
Noninterest income	625	540	250	(250)	1,165
Noninterest expense	4,249	590	111	-	4,950
Income before income taxes	65	327	40	(250)	182
Income taxes	25	117	(71)	-	71
Net income	$40	$210	$111	$(250)	$111

	For the Six Months Ended June 30, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$13,065	$742	$15	$(8)	$13,814
Total interest expense	2,621	-	218	(8)	2,831
Net interest income	10,444	742	(203)	-	10,983
Provision for loan losses	2,433	-	-	-	2,433
Net interest income after provision for loan losses	8,011	742	(203)	-	8,550
Noninterest income	865	1,043	550	(550)	1,908
Noninterest expense	8,450	1,349	153	-	9,952
Income before income taxes	426	436	194	(550)	506
Income taxes	155	157	(120)	-	192
Net income	$271	$279	$314	$(550)	$314

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE K – BUSINESS SEGMENT INFORMATION (Continued)

	For the Three Months Ended June 30, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$7,488	$298	$11	$(8)	$7,789
Total interest expense	1,872	-	107	(8)	1,971
Net interest income	5,616	298	(96)	-	5,818
Provision for loan losses	1,612	-	-	-	1,612
Net interest income after provision for loan losses	4,004	298	(96)	-	4,206
Noninterest income	237	488	450	(450)	725
Noninterest expense	3,787	474	116	-	4,377
Income before income taxes	454	312	238	(450)	554
Income taxes	187	129	(72)	-	244
Net income	$267	$183	$310	$(450)	$310

	As of or for the Six Months Ended June 30, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$15,025	$358	$19	$(13)	$15,389
Total interest expense	3,934	-	207	(13)	4,128
Net interest income	11,091	358	(188)	-	11,261
Provision for loan losses	2,862	-	-	-	2,862
Net interest income after provision for loan losses	8,229	358	(188)	-	8,399
Noninterest income	654	657	1,071	(1,071)	1,311
Noninterest expense	7,546	548	186	-	8,280
Income before income taxes	1,337	467	697	(1,071)	1,430
Income taxes	543	190	(127)	-	606
Net income	$794	$277	$824	$(1,071)	$824

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

Recent Market Developments in the Banking Industry

The economy and business activity within our markets generally continued to be sluggish during the first six months of 2011. The effects of the prolonged recession continues to financially stress our customers as unemployment rates remain high, real estate prices on homes and commercial real estate, in some areas,  have declined further while foreclosures continue to rise.

Our financial performance is directly tied to the ability of our borrowing customers to pay interest on and repay principal of outstanding loans, which ability, and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover Counties, in North Carolina. Due to the state of the economy in our market areas and the resultant potential impact on our loan portfolio, we continue to closely monitor our loan portfolio, nonperforming assets and allowance for loan losses. See the discussions on “Provision for Loan Losses” and “Allowance for Loan Losses and Asset Quality.” The business environment in North Carolina and the markets in which we operate may continue to see some deterioration for the foreseeable future which could continue to adversely impact our earnings in the future. Further, newly enacted and potential further imposition of new laws and regulations and regulatory assessments from the U.S. government could significantly impact our operations in the future.

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

North State Bank is a North Carolina chartered banking corporation. The Bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the Bank, we currently operate six full-service banking offices located in Raleigh, Garner, and Wake Forest, North Carolina and one full-service banking office located in Wilmington, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. The Bank has a subsidiary, North State Financial Services, Inc., which offers brokerage services and wealth management. In February 2010, we acquired the operations of a Raleigh-based mortgage company, Affiliated Mortgage, LLC, creating North State Bank Mortgage, or NSB Mortgage, as a division of the Bank for the purpose of originating and selling single-family residential first mortgages.

Comparison of Financial Condition as of June 30, 2011 and December 31, 2010

Total assets as of June 30, 2011 remained substantially unchanged at $638.3 million, an increase of $4.5 million over $633.9 million as of December 31, 2010.  Our portfolio loans, representing 78.8% of our total assets at year-end, declined to 75.6% of total assets as of June 30, 2011 as loan charge-offs and  transfers to foreclosed assets more than offset new loan production net of payoffs.  Portfolio loans were $482.7 million as of June 30, 2011, down $16.8 million from December 31, 2010. Mortgage loans held for sale were down $4.3 million from year-end to $47.8 million as of June 30, 2011.  Funds from declines in these earning assets were redeployed into interest-earning deposits in banks and purchases of investment securities in our available for sale securities portfolio.  Our assets are primarily funded through deposits, which were up slightly by $4.1 million to $566.9 million as of June 30, 2011 compared to total deposits of $562.7 million as of December 31, 2010. Although overall deposit volume has not changed significantly, we have experienced continuing improvement in our deposit mix by focusing on core deposits resulting in growth in noninterest-bearing demand and lower costing interest-bearing transaction deposits while reducing higher costing time deposits.

Excess funds due to lower loan demand have funded investment security purchases as well as higher levels of interest-earning deposits with banks. As of June 30, 2011, our interest-earning deposits with banks included $59.1 million in excess overnight funds in our Federal Reserve account and $2.6 million held at correspondent banks compared to $42.4 million and $1.5 million, respectively, as of December 31, 2010.  Our available for sale investment portfolio as of June 30, 2011 consisted of $17.0 million of government-sponsored residential mortgage-backed securities compared to $3.7 million as of December 31, 2010 in addition to $5.5 million of U.S. treasury notes as of December 31, 2010. We purchased $1.0 million in U.S. treasury notes and $31.7 million in government-sponsored residential mortgage-backed securities during the first six months of 2011. Also during this period, $6.5 million of U.S. treasury notes matured along with $1.4 million in cash flows received from government-sponsored residential mortgage-backed securities.  During the month of June 2011, $17.5 million in government-sponsored residential mortgage-backed securities were sold realizing gains of approximately $329,000.  All of our investments are accounted for as available for sale and are presented at their fair market value with the exception of $250,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

Our portfolio loans decreased $16.8 million or 3.4% to $482.7 million as of June 30, 2011 compared to $499.5 million as of December 31, 2010. The decline in the loan portfolio reflects a continued cycle of higher levels of loan payoffs over new loan volume, $2.4 million of net charge-offs as well as $868,000 of transfers to foreclosed assets.  New commercial loan demand remains slow due to the continued effects of the sluggish economy, however, we are focused on building and maintaining mutually beneficial relationships with our targeted customers which we believe will provide us opportunities to respond to their borrowing needs in the future. To offset the slowdown in new commercial loan volume, in the second quarter of 2011, we began retaining a small portion of our mortgage loan division originations.  As of June 30, 2011, our loan portfolio includes approximately $16.7 million of mortgage loans originated through our mortgage loan division, NSB Mortgage.

While there have been slight changes in our loan composition since year-end 2010, the portfolio remains primarily secured by real estate with $442.3 million or 91.6% of loans outstanding as of June 30, 2011 so secured. Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. A further downturn in the real estate markets in which we operate, specifically New Hanover and Wake Counties, could have an adverse effect on our business, financial condition and results of operations because loans in these markets are secured by real estate. Borrowers may not be able to make current payments on or repay real estate loans and the value of the collateral securing these loans may decline, which would reduce the security for these loans.

As part of our long-term plan to minimize construction and land development lending, real-estate-secured construction and land development loans decreased $19.4 million to 23.7% of loans outstanding from 26.7% as of year-end 2010 as construction projects were paid off or completed and moved to longer-term financing. Our concentration in commercial real estate, including commercial construction and land development, remains high at $283.8 million or 58.8% of the loan portfolio, compared to $303.6 million or 60.8% of the loan portfolio at year-end.  A concentration in commercial real estate exposes us to more credit and regulatory risk than other types of loans because of the ongoing sluggish economy and real estate market. In addition, our concentration in these loans has and could possibly subject us to adverse comment or action by our federal and state banking regulators, including the FDIC, the Federal Reserve and the North Carolina Commissioner of Banks. Of the properties securing these commercial real estate loans, 14.7% are located within our New Hanover County market and 85.3% are located within our Wake County market.

Residential real-estate loans including construction loans grew to $158.5 million, including $16.7 million originated through NSB Mortgage, and represented approximately 32.8% of the loan portfolio as of June 30, 2011 compared to 29.9% of the loan portfolio as of year-end 2010.  We retain select mortgages originated through NSB Mortgage to partially offset slow loan demand from our traditional commercial customers.  The 1 – 4 family residential mortgage loans originated through NSB Mortgage and selected for retention are subject to strict underwriting standards which are at a minimum per the Federal Home Loan Mortgage Corporation, or FREDDIE MAC, guidelines and typically have terms less than 15 years with a loan to value ratio less than 70%. Non-real estate commercial and industrial loans declined to $37.1 million or 7.7% of loans from 8.6% as of year-end 2010.

Loan originations from within our NSB Mortgage division are held for sale, with the exception of select loans discussed above that are retained within our loan portfolio.  Mortgage loan originations represent single-family, residential first mortgage loans, generally on a pre-sold basis.  Mortgage originations are subject to volatility due to interest rates and home sales.  During the first three months of 2011, loan originations declined sharply as refinancing and loans from home sales were slow during this period.  During the second three months of 2011, mortgage loan originations have increased in both refinancing activity as well as loans for home purchases. As of June 30, 2011, mortgage loans held for sale were $47.2 million compared to $51.5 million as of year-end 2010.

The following table is a summary of our loans outstanding by major category for the total Bank, New Hanover County and Wake County.

	As of June 30, 2011
			New Hanover County		Wake County
		% of		% of		% of
		Total		Total Bank		Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate loans:
Residential - construction	$37,036	7.6%	$3,191	0.7%	$33,845	7.0%
Commercial - construction	76,627	15.9%	19,502	4.0%	57,125	11.8%
Residential - other	121,485	25.2%	13,803	2.9%	107,682	22.3%
Commercial - other	207,159	42.9%	22,238	4.6%	184,921	38.3%
	442,307	91.6%	58,734	12.2%	383,573	79.4%
Non-real estate loans:
Commercial and industrial	37,127	7.7%	5,826	1.2%	31,301	6.5%
Consumer and other	3,287	0.7%	561	0.1%	2,726	0.6%
	40,414	8.4%	6,387	1.3%	34,027	7.1%
Total loans	$482,721	100.0%	$65,121	13.5%	$417,600	86.5%

The allowance for loan losses was $9.9 million as of June 30, 2011 and December 31, 2010, representing 2.06% and 1.99%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The level of the loan loss allowance relative to gross loans increased primarily due to a higher charge-off rate applied to the general reserve and additional reserves for new loan impairments. The increase in the provision for loan losses includes an overall $278,000 increase to impairment reserves. Approximately $1.0 million of the impairment reserve as of June 30, 2011 is attributable to new additions to impaired loans since December 31, 2010 resulting from impairment analysis of the collateral securing these impaired loans. Management also considered the $8.3 million decline in 30 – 89 day past due loans since year-end 2010 in its evaluation of the allowance for loan losses. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of June 30, 2011. We monitor the allowance monthly. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Our premises and equipment remained substantially unchanged from year-end 2010 at $14.5 million. Foreclosed assets declined to $3.1 million as of June 30, 2011 from $5.3 million as of December 31, 2010 reflecting $868,000 of additional properties, sales of $2.1 million, capital expenditures on foreclosed properties of $71,000 and valuation adjustments on foreclosed properties of $957,000 during the six months ended June 30, 2011.  Additional discussion regarding foreclosed assets is included in the section “Allowance for Loan Losses and Asset Quality.”

As of June 30, 2011 our deposits were $566.9 million, an increase of $4.1 million from $562.7 million as of December 31, 2010 due to significant growth in core deposits primarily funded through our property management division “CommunityPLUS”. Traditional core deposits grew $25.5 million while we reduced non-relationship deposits such as time deposits greater than $100,000 by $13.3 million and eliminating entirely non-core internet deposits which were $5.2 million as of year-end 2010. As was the same for year-end 2010, our time deposits as of June 30, 2011 also do not include any wholesale brokered certificates of deposit.

Our deposit mix continues to improve as we emphasize relationship deposits with individuals and entities within our market areas and from our “CommunityPLUS” customers within North Carolina, Texas, Maryland, South Carolina, Illinois, Colorado and New Mexico. Noninterest-bearing demand deposits and low-cost interest-bearing transaction accounts increased to 23.0% and 46.6%, respectively, of total deposits as of June 30, 2011 compared to 20.9% and 44.5%, respectively, as of year-end 2010.  Simultaneously for the same periods, higher costing time deposits declined to 30.4% of total deposits compared to 34.6%. In total, our core deposits increased to $463.3 million representing 81.7% compared to 78.0%, respectively, of our total deposits as of June 30, 2011 and year-end 2010. A key factor to our success in core deposit growth is through our “CommunityPLUS” division, dedicated to growing deposits specifically in the property management industry. This division experienced deposit growth of approximately $37.4 million, growing to approximately $237.8 million as of June 30, 2011 compared to $200.4 million as of year-end 2010. As of June 30, 2011, deposits within this division represented approximately 42.0% of our total deposits, up from 36.0% of total deposits as of year-end 2010.

Non-interest bearing deposits increased $12.7 million or 10.8% to $130.5 million as of June 30, 2011 compared to $117.8 million as of year-end 2010 while interest-bearing transaction deposits grew to $264.1 million, an increase of $13.6 million or 5.4%. Our “CommunityPLUS” division contributed approximately $13.3 million and $17.7 million, respectively, of the increases in these deposit fund categories. Conversely, time deposits decreased $22.2 million to $172.2 million as of June 30, 2011 down from $194.4 million as of year-end 2010.  The decline in these deposits was, for the most part, intentional as strategic decisions regarding profitability and/or non-relationship accounts led to the intentional reduction in generally more volatile time deposits over $100,000, which declined $13.3 million from year-end 2010 in addition to the purposeful elimination of $5.2 million of non-relationship internet deposits. Time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program decreased $2.9 million to $23.3 million as of June 30, 2011. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. The balance of generally more relationship generated time deposits less than $100,000 remained substantially unchanged from year-end 2010 at $68.6 million as of June 30, 2011.

Our focus for the future will be to continue to grow traditional core deposits with our customers with whom we seek to obtain the customers’ primary borrowing and deposit relationship as well as from “CommunityPLUS”. Continued success in these efforts are expected to continue to eliminate or reduce any future reliance on wholesale brokered time deposits and other non-traditional funding sources such as internet deposits.

Strong core deposit growth continues to minimize our need for short-term borrowings. Short-term borrowings as of June 30, 2011, consisting solely of securities sold under repurchase agreements, were $3.5 million, compared to $3.6 million as of year-end 2010. Long-term borrowings remained unchanged from year-end 2010 at $27.3 million consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $630,000 to $38.1 million as of June 30, 2011.  The increase was primarily provided by net income of $314,000 and other comprehensive income of $266,000.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2011 and 2010

Net Income.  For the three-month period ended June 30, 2011, net income was $111,000 compared to $310,000 for the corresponding three-month period of 2010, representing a decrease of $199,000 or 64.2%.  On a diluted share basis, earnings were $.01 and $.04 per share, respectively, for the three-month periods ended June 30, 2011 and 2010. The length and depth of the recession and the sluggish recovery continues to affect real estate and business activity in the markets we serve and continues to restrain our overall results of operations compared to pre-recession results. Lower earnings are driven by a decline in loan volume resulting in lower interest income, high levels of nonperforming assets, continued foreclosed asset valuation adjustments and losses on sales of such properties. Favorable changes in deposit mix helped to minimize the decrease in net interest income and $17.5 million of securities sales generated gains of approximately $329,000. For the three months ended June 30, 2011 return on average assets was .07% compared to .19% for the prior year period while for the same periods return on average equity was 1.17% compared to 3.29%.

Net Interest Income. Interest income for the three months ended June 30, 2011 decreased $1.1 million or 13.5% over the prior year period while for the same period interest expense decreased $622,000 or 31.6% resulting in a net decrease of $433,000 in net interest income over the prior year three-month period. Net interest income was $5.4 million for the three-month period ended June 30, 2011 compared to $5.8 million for the prior year period, down 7.4%.

Interest income is affected by changes in the mix and volume of average earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the three months ended June 30, 2011 was $6.7 million compared to $7.8 million for the prior year period, a decrease of $1.1 million.  The reduction in interest income is primarily due to a $46.4 million decrease in volume of average performing loans, our highest yielding earning asset. This decline in average loan volume effectively reduced interest income by approximately $649,000 while a net volume increase in all other average interest-earning assets of $4.4 million provided approximately $50,000 in additional interest income. In summary, the overall net decline of $42.0 million in average interest-earning assets decreased interest income approximately $599,000 while lower yields on interest-earning assets reduced interest income approximately $456,000.  In addition, no interest income is recognized when loans are on nonaccrual status. Accrued interest is reversed and future interest accruals are suspended at the time loans are placed on nonaccrual status. During the three-month period ended June 30, 2011, loans on nonaccrual status averaged approximately $25.8 million, representing an estimated quarterly loss of interest income of $352,000.  During the prior year period, nonaccrual loans averaged $17.2 million, representing an estimated quarterly loss of interest income of $246,000.

Our efforts in improving our deposit mix and repricing deposits at lower rates were the primary factors for the overall decrease in interest expense. Interest expense for the three months ended June 30, 2011 was $1.3 million compared to $2.0 million for the prior year three-month period, a decrease of $622,000. Average time deposits decreased $65.0 million from the previous year period primarily in non-core internet and single-service certificates of deposit. These higher-costing and generally more volatile deposits were replaced with lower costing interest checking, money market and non-interest-bearing transaction deposits which grew in total an average of $31.8 million, of which $19.8 million were in non-interest-bearing demand deposits. Average short-term borrowings declined $1.8 million. In summary, the overall decrease in interest-bearing liabilities of $54.9 million decreased interest expense by approximately $428,000 while lower interest rates paid on these funds decreased interest expense approximately $194,000.

The yield on our earning assets averaged 4.62% during three months ended June 30, 2011 compared to 4.99% during for the three months ended June 30, 2010.  During the same periods, the cost of our interest-bearing liabilities averaged 1.18% compared to 1.54%.  Overall our net interest margin, excluding average nonaccrual loans, decreased three basis points to 3.70% compared to 3.73%.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$450,266	$6,156	5.48%	$496,644	$7,108	5.74%
Loans held for sale	25,706	272	4.24%	22,246	298	5.37%
Investments available for sale	30,774	242	3.15%	21,883	180	3.30%
Investments held to maturity	250	2	3.21%	438	1	0.92%
Other interest-earning assets	77,051	62	3.21%	84,857	202	0.92%
Total interest-earning assets	584,047	6,734	4.62%	626,068	7,789	4.99%

Other assets	52,271			45,624

Total assets	$636,318			$671,692

Interest-bearing liabilities:
Deposits:
Savings, NOW & Money Market	$253,906	401	0.63%	$241,993	521	0.85%
Time deposits over $100,000	82,451	379	1.84%	113,616	645	2.28%
Other time deposits	91,619	338	1.48%	125,422	570	1.82%
Short-term borrowings	4,494	1	0.09%	6,333	7	0.44%
Long-term borrowings	27,261	230	3.38%	27,281	228	3.35%
Total interest-bearing liabilities	459,731	1,349	1.18%	514,645	1,971	1.54%

Demand deposits	136,170			116,329
Other liabilities	2,333			2,976
Shareholders' equity	38,084			37,742

Total liabilities and shareholders' equity	$636,318			$671,692

Net interest income and interest rate spread		$5,385	3.44%		$5,818	3.45%

Net yield on average interest-earning assets			3.70%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.04%			121.65%

Net yield on average interest-earning assets including nonaccrual loans			3.54%			3.63%

(1) Nonaccrual loans are excluded in loan amounts.

Provision for Loan Losses.  The provision for loan losses was $1.4 million for the three months ended June 30, 2011, $194,000 lower than in the prior year three-month period.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by management. The decline in the provision for the three-month period ended June 30, 2011 is principally due to fewer charge-offs compared to the prior year period as well as a decline in our performing loan volume. The allowance for loan losses was $9.9 million as of June 30, 2011 or 2.06% of loans outstanding compared to $9.9 million or 1.99% of loans outstanding as of year-end 2010. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Non-interest Income. Non-interest income, including security gains of $329,000, increased $440,000 or 60.7% to $1.1 million for the three months ended June 30, 2011 compared to the prior year period.  Excluding security gains, non-interest income grew $111,000 over the prior year period. Fees from mortgage operations were up $52,000 to $536,000 for the three months ended June 30, 2011. Fees from annuity sales and other fees generated from our wealth management services division provided $135,000 in non-interest income, up $69,000 over the prior year period. Our restructure of our wealth management services division and the appointment of a new director for this division during the second quarter of 2010 continues to generate higher levels of income over periods prior to the division restructure.  We expect fees from this division as well as fees from our mortgage division to be key sources of noninterest income in the future. As a percentage of average assets, non-interest income increased to .73% for the three months ended June 30, 2011 compared to .43% for the prior period.

Non-interest Expense. Non-interest expense for the three months ended June 30, 2011 increased $573,000 or 13.1% to $5.0 million from $4.4 million for the prior year period. The increase is primarily attributable to additional personnel expense, up $310,000.

Salaries and other personnel expense represent our largest expense category at $2.3 million for the three months ended June 30, 2011, up over $310,000 or 15.9% from $2.0 million for the prior year period.  Approximately $100,000 of the increase is attributable to our mortgage division by means of commissions paid to mortgage loan originators as well as additional costs for support personnel within this division. Personnel expense within our wealth management services division is also primarily fee driven.  Higher fee income resulted in higher commission expense in addition to additional personnel expense for support personnel, up approximately $78,000 over the prior year period. The remaining increase in personnel cost is attributable to organizational changes within management as well as fewer deferred loan origination costs as a result of the slowdown in new commercial loan demand. Overall, full time equivalent employees increased by four over the prior year. We continued to temporarily suspend 401k matching benefits, incentive bonuses as well as merit increases as part of the cost saving initiatives we began in 2009.  As a percentage of average assets, personnel expense increased to 1.43% for the three months ended June 30, 2011 compared to 1.17% for the prior year period.

Occupancy and equipment costs increased $48,000 to $702,000 for the three months ended June 30, 2011 primarily as a result of increased building lease expense attributable to the relocation of our downtown office. Other non-interest expenses increased $215,000 or 12.2% over the prior year period primarily due to increased expenses related to foreclosed assets and data processing fees. Subsequent to foreclosure, valuations are periodically performed on the properties. Due to continued downturn in the markets we serve, specifically New Hanover and Wake County, revaluations of foreclosed properties resulted in valuation losses of $487,000 for the three months ended June 30, 2011 compared to $416,000 for the prior year period, up $71,000. Additional losses from sales of foreclosed properties and general costs to maintain foreclosed properties net of rental income received were up approximately $26,000 over the prior year period. As a percent of average assets, net foreclosed asset costs were .35% for the three months ended June 30, 2011 compared to .28% for the prior year period. Our outsourced services expense is related to data processing and other services for our customers’ accounts.  These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. In total, outsourced data processing fees were up $99,000 over the prior year period, substantially in response to outsourced software services due to increased volume from customers of our “CommunityPLUS” division. Director fees increased $32,000 due to the re-instatement of corporate board fees after a two year suspension of these fees. There were no other significant changes in other noninterest expenses. Including additional net costs related to foreclosed assets, our non-interest expense as a percentage of average assets was 3.12% for the three months ended June 30, 2011 compared to 2.61% for the prior year period.

We recorded $71,000 and $244,000, respectively, in income tax expense for the three months ended June 30, 2011 and 2010.  Income tax expense as a percentage of pretax income for the same periods was 39.0% and 44.0%, respectively.  Changes in permanent tax differences and tax exempt income resulted in a higher effective rate for the prior year period.

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2011 and 2010

Net Income.  Net income for the six-month period ended June 30, 2011 was $314,000, down $510,000 or 61.9% from $824,000 for the corresponding six-month period of 2010. On a diluted share basis, earnings for the periods were $.04 and $.11 per share, respectively. Earnings continue to be below pre-recession levels driven by several factors including a decline in loan volume resulting in lower interest income, high levels of nonperforming assets, continued foreclosed asset valuation adjustments and losses on sales of such properties. Favorable changes in deposit mix helped to minimize the decrease in net interest income. For the six months ended June 30, 2011, return on average assets was .10% compared to .25% for the prior year period while for the same periods return on average equity was 1.67% compared to 4.43%.

Net Interest Income. Net interest income for the six months ended June 30, 2011 decreased $278,000 or 2.5% from the prior year period. The decline in income is primarily a result of decreased loan volume, our highest yielding earning asset, resulting from decreased activity within our markets due to the prolonged effects of the recession.

Interest income is affected by changes in the mix and volume of average earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the six months ended June 30, 2011 was $13.8 million compared to $15.4 million for the prior year period, a decrease of $1.6 million.  The reduction in interest income is primarily due to a $36.9 million decrease in volume of average performing loans, our highest yielding earning asset. This decline in average loan volume effectively reduced interest income by approximately $1.0 million while the average $13.6 million increased volume of held for sale mortgage loans provided additional interest income of approximately $315,000.  All other interest-earning assets declined an average of $16.4 million, reducing interest income approximately $146,000. In summary, the overall net decline of $39.7 million in average interest-earning assets decreased interest income approximately $865,000 while lower yields on interest-earning assets reduced interest income approximately $710,000. In addition, interest income not recognized due to loans on nonaccrual status during the six-month periods ended June 30, 2011 and 2010 was approximately $612,000 and $497,000, respectively, as loans on nonaccrual status averaged approximately $22.1 million and $17.5 million, respectively, for these periods.

Improvement in our deposit mix resulting from the successful building of our core deposits and repricing deposits at lower rates were the primary factors for the overall decrease in interest expense. Interest expense for the six months ended June 30, 2011 was $2.8 million compared to $4.1 million for the prior year period, a decrease of $1.3 million. Average time deposits decreased $68.0 million from the previous year period primarily in non-core wholesale brokered, internet and single-service certificates of deposit. These higher-costing and generally more volatile deposits were replaced with lower costing interest checking, money market and non-interest-bearing transaction deposits which grew in total an average of $33.1 million, of which $21.1 million were in non-interest-bearing demand deposits. Average short-term borrowings declined $1.7 million from the prior year period.  In summary, the overall decrease in average interest-bearing liabilities of $57.7 million decreased interest expense approximately $679,000 while lower interest rates paid on these funds decreased total interest expense by approximately $618,000.

The yield on our earning assets averaged 4.70% during six months ended June 30, 2011 compared to 4.91% during for the six months ended June 30, 2010.  During the same periods, the cost of our interest-bearing liabilities averaged 1.23% compared to 1.59%.  Overall our net interest margin, excluding average nonaccrual loans, decreased 15 basis points to 3.74% compared to 3.59%.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$463,254	$12,816	5.58%	$500,129	$14,209	5.73%
Loans held for sale	27,182	546	4.05%	13,597	358	5.31%
Investments available for sale	23,181	342	2.98%	22,696	381	3.39%
Investments held to maturity	250	5	4.03%	593	10	3.40%
Other interest-earning assets	78,720	105	0.27%	95,233	431	0.91%
Total interest-earning assets	592,587	13,814	4.70%	632,248	15,389	4.91%

Other assets	48,550			45,705

Total assets	$641,137			$677,953

Interest-bearing liabilities:
Deposits:
Savings, NOW & money market	$252,261	$881	0.70%	$240,212	$1,066	0.89%
Time deposits over $100,000	86,990	803	1.86%	121,061	1,395	2.32%
Other time deposits	93,358	684	1.48%	127,297	1,206	1.91%
Short-term borrowings	4,467	2	0.09%	6,197	13	0.42%
Long-term debt	27,263	461	3.41%	27,284	448	3.31%
Total interest-bearing liabilities	464,339	2,831	1.23%	522,051	4,128	1.59%

Demand deposits	136,551			115,480
Other liabilities	2,227			2,930
Shareholders' equity	38,020			37,492

Total liabilities and shareholders' equity	$641,137			$677,953

Net interest income and interest rate spread		$10,983	3.47%		$11,261	3.32%

Net yield on average interest-earning assets			3.74%			3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.62%			121.11%

Net yield on average interest-earning assets including nonaccrual loans			3.60%			3.50%

(1) Nonaccrual loans are excluded in loan amounts.

Provision for Loan Losses.  The provision for loan losses was $2.4 million for the six months ended June 30, 2011, $429,000 lower than in the prior year period.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The decline in the provision is principally due to fewer charge-offs compared to the prior year period as well as a decline in our performing loan volume. The allowance for loan losses was $9.9 million as of June 30, 2011 or 2.06% of loans outstanding compared to $9.9 million or 1.99% of loans outstanding as of year-end 2010. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Non-interest Income. Non-interest income was $1.9 million for the six months ended June 30, 2011 compared to $1.3 million for the prior year period, an increase of $597,000.  Included in noninterest income were security gains of $329,000 and $232,000, respectively, for the six months ended June 30, 2011 and 2010.  Excluding security gains, non-interest income grew $500,000 or 46.3% over the prior year period. Fees from mortgage operations were up $380,000 to $1.0 million for the six months ended June 30, 2011. Our acquisition and operations of NSB Mortgage did not begin until mid-February 2010 resulting in less fee income generated n the prior year period. Fees from annuity sales and other fees generated from our wealth management services division provided $221,000 in non-interest income, up $135,000 over the prior year period. Our restructure of our wealth management services division and the appointment of a new director for this division during the second quarter of 2010 continues to generate higher levels of income over periods prior to the division restructure.  We expect fees from this division as well as fees from our mortgage division to be key sources of noninterest income in the future. As a percentage of average assets, non-interest income increased to .60% for the six months ended June 30, 2011 compared to .39% for the prior period.

Non-interest Expense. Non-interest expense for the six months ended June 30, 2011 was $10.0 million, an increase of $1.7 million or 20.2% over the prior year period. The increase is primarily attributable to additional personnel expense, up $976,000.

Salaries and other personnel expense represent over 45.0% of our total noninterest expense and increased to $4.6 million for the six months ended June 30, 2011.  The increase of $976,000 or 27.2% over the prior year period was primarily attributable to our mortgage and wealth management divisions.  Commissions paid to mortgage loan originators as well as additional costs for support personnel represented approximately $566,000 of the increase in total personnel expense.  As with the increase in mortgage fee income over the prior year, personnel expense for this division includes six months of expense during 2011 compared to less than four months in the prior year period due to the timing of the acquisition.  Higher fee income produced from our wealth management division resulted in higher commission expense in addition to additional personnel expense for support personnel.  Personnel expense for this division contributed approximately $146,000 to the increase in personnel expense over the prior year period. The remaining increase in personnel cost is attributable to fewer deferred loan origination costs as a result of the slow down in new commercial loan demand and organizational changes within management. Overall, full time equivalent employees increased by four over the prior year. We continued to temporarily suspend 401k matching benefits, incentive bonuses as well as merit increases as part of the cost saving initiatives we began in 2009.  As a percentage of average assets, personnel expense increased to 2.86% for the six months ended June 30, 2011 compared to 2.13% for the prior year period.

Occupancy and equipment costs increased $40,000 to $1.4 million for the six months ended June 30, 2011 primarily as a result of increased building lease expense attributable to the relocation of our downtown office. Other non-interest expenses increased $656,000 or 19.7% over the prior year period primarily due to increased expenses related to foreclosed assets and data processing fees. Subsequent to foreclosure, valuations are periodically performed on the properties. Revaluations of foreclosed properties during the first six months of 2011 resulted in valuation losses of $957,000 compared to $649,000 for the prior year period, up $308,000. Additional losses from sales of foreclosed properties were $67,000 for the 2011 six-month period compared to losses of $24,000 for the prior year period. General costs to maintain foreclosed properties net of rental income received were down $90,000 from the prior year period. As a percent of average assets, net foreclosed asset costs were .33% for the six months ended June 30, 2011 compared to .24% for the prior year period. Our outsourced services expense is related to data processing and other services for our customers’ accounts.  These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. In total, outsourced data processing fees were up $216,000 over the prior year period, substantially in response to outsourced software services due to increased volume from customers of our “CommunityPLUS” division. Director fees were up $77,000 due to the re-instatement of corporate board fees after a two year suspension of these fees. There were no other significant changes in other noninterest expenses. Including additional net costs related to foreclosed assets, non-interest expense as a percentage of average assets was 3.13% for the six months ended June 30, 2011 compared to 2.46% for the prior year period.

We recorded $192,000 and $606,000, respectively, in income tax expense for the six months ended June 30, 2011 and 2010.  Income tax expense as a percentage of pretax income for the same periods was 39.0% and 44.0%, respectively.  Changes in permanent tax differences and tax exempt income resulted in a higher effective rate for the prior year period.

Allowance for Loan Losses and Asset Quality

Nonperforming assets as of June 30, 2011 were comprised of $26.8 million nonaccrual loans, and foreclosed assets of $3.1 million. Included in nonaccrual loans were $4.8 million of restructured loans considered troubled debt restructurings, or TDRs. Not included in nonperforming assets were accruing TDRs of $7.1 million, and $133,000 of accruing loans past due 90 days or more. Concessions we have granted to customers experiencing cash flow difficulties resulting in a TDR include reduction in interest rate, forgiveness of interest or modification of payment terms.

Our level of 30 to 89 day past due loans was $3.7 million as of June 30, 2011, down from $4.8 million as of March 31, 2011 and $11.9 million as of year-end 2010. Total nonaccrual loans increased to $26.8 million or 5.5% of period-end loans as of June 30, 2011, up from $22.5 million or 4.7% as of March 31, 2011 and $11.5 million or 2.3% of period-end loans as of December 31, 2010.  Our borrowers tied to the residential and commercial real estate industry continued to experience slow business activity resulting from the recession. The business activity of our customers in the markets we serve, particularly those involved in residential real estate, have experienced continuing restrictions on cash-flows during the first six  months of 2011 resulting from low real estate sales. Consequently, loans that may have been past due at year-end have been moved to nonaccrual status as of June 30, 2011.

The table below presents for the dates indicated summary information regarding our non-performing assets, TDRs, potential problem loans and loans 90 days or more past due.  For further detail by loan category, see Note E to our consolidated financial statements.

	June 30, 2011		December 31, 2010
	(Dollars in thousands)

Nonaccrual loans	$21,978		$10,972
TDR nonaccrual loans	4,776		520
Total nonaccrual loans	26,754		11,492

Foreclosed assets	3,122		5,296
Total nonperforming assets	$29,876		$16,788

Accruing loans past due 90 days or more	$133		$131
TDR accruing loans	$7,113		$11,741
Potential problem loans	$-		$1,184
Allowance for loan losses	$9,944		$9,935

Nonaccrual loans to period end loans	5.54%		2.30%
Allowance for loan losses to period end loans	2.06%		1.99%
Nonperforming assets to total assets	4.68%		2.65%
Ratio of allowance for loan losses to nonaccrual loans	0.37	x	0.86	x

As of June 30, 2011, 96.5% of our nonaccrual loans were real-estate secured, with 36.8% represented within our New Hanover County market. Real-estate secured construction and land development loans comprised 70.2% of nonaccrual loans. All nonaccrual residential construction loans were located in our Wake County market, while 12.1% of commercial construction loans were located in Wake County and 25.9% in New Hanover County. In total, $9.9 million or 36.8% of the $26.8 million nonaccrual loans as of June 30, 2011 were located in our New Hanover County market area with the remaining $16.9 million represented throughout our locations in Wake County.

The following table is a summary of our nonaccrual loans by major category for the total Bank, New Hanover County and Wake County as of June 30, 2011.

	Nonaccrual Loan Composition as of June 30, 2011
	Total Bank		New Hanover County		Wake County
		% of Total		% of Total		% of Total
		Nonaccrual		Nonaccrual		Nonaccrual
	Amount	Loans	Amount	Loans	Amount	Loans
			(Dollars in thousands)
Real estate loans:
Residential - construction	$8,614	32.2%	$-	0.0%	$8,614	32.2%
Commercial - construction	10,176	38.0%	6,939	25.9%	3,237	12.1%
Residential - other	3,465	13.0%	421	1.6%	3,044	11.4%
Commercial - other	3,556	13.3%	2,482	9.3%	1,074	4.0%
	25,811	96.5%	9,842	36.8%	15,969	59.7%
Non-real estate loans:
Commercial and industrial	884	3.3%	-	0.0%	884	3.3%
Consumer and other	59	0.2%	14	0.0%	45	0.2%
	943	3.5%	14	0.0%	929	3.5%
Total nonaccrual loans	$26,754	100.0%	$9,856	36.8%	$16,898	63.2%

An aggregate of $9.8 million of the nonaccrual loans as of June 30, 2011 is attributable to five borrowers primarily consisting of real estate construction loans.  Approximately $3.1 million or 31.8% are loans to borrowers located in our New Hanover County market area. The average loan exposure for these borrowers is approximately $2.0 million with the largest exposure to any one borrower included in our nonaccrual loans at $4.5 million for residential construction. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating $1.0 million on these loans were necessary in addition to $1.1 million of partial charge-offs. Our impairment analysis on the remaining $17.0 million of nonaccrual loans resulted in additional impairment reserves of $1.4 million in addition to life to date partial charge-offs of $2.2 million.  Included in the above nonaccrual loans are 12 residential and commercial real estate loans totaling $4.8 million which were restructured to forgive all accrued interest due to financial difficulties of the borrower. See Note E to our consolidated financial statements for additional detail regarding loans, nonaccrual loans and credit quality.

Our loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.  Net charge-offs were $2.4 million or .50% of average loans for the six-month period ended June 30, 2011 compared to net charge-offs of $3.0 million or .57% of average loans for the prior year period. Approximately $2.2 million or 89.3% of the loans charged off for the six months ended June 30, 2011 were real estate secured loans, with 57.9% representing properties located in our Wake County market. Overall, residential real estate property represented 60.9% and commercial real estate property represented 28.5% of the charge-offs for the first six months of 2011. For the three months ended June 30, 2011 net charge-offs were $820,000 or .17% of average loans, down from $1.0 million or .20% of average loans for the prior year three-month period.  Our loan loss allowance as a percentage of loans was 2.06% as of June 30, 2011 and 1.99% as of December 31, 2010. The level of the loan loss allowance relative to gross loans increased primarily due to a higher charge-off rate applied to the general reserve and additional reserves for new loan impairments.

The following table is a summary of our net charge-offs by major category for the total Bank, New Hanover County and Wake County as of June 30, 2011.

	Net Charge-off Composition for the Six-Month Period Ended June 30 , 2011
	Total Bank		New Hanover County		Wake County
		% of Net		% of Total Bank Net		% of Total Bank Net
	Amount	Charge-offs	Amount	Charge-offs	Amount	Charge-offs
	(Dollars in thousands)
Real estate loans:
Residential - construction	$135	5.6%	$(12)	-0.5%	$147	6.1%
Commercial - construction	149	6.1%	-	0.0%	149	6.1%
Residential - other	1,340	55.3%	583	24.1%	757	31.2%
Commercial - other	593	24.5%	190	7.8%	403	16.6%
	2,217	91.5%	761	31.4%	1,456	60.0%
Non-real estate loans:
Commercial and industrial	224	9.2%	140	5.8%	84	3.5%
Consumer and other	(17)	-0.7%	-	0.0%	(17)	-0.7%
	207	8.5%	140	5.8%	67	2.8%
Total loans	$2,424	100.0%	$901	37.2%	$1,523	62.8%

	Net Charge-off Composition for the Three-Month Period Ended June 30 , 2011
	Total Bank		New Hanover County		Wake County
		% of Net		% of Total Bank Net		% of Total Bank Net
	Amount	Charge-offs	Amount	Charge-offs	Amount	Charge-offs
			(Dollars in thousands)
Real estate loans:
Residential - construction	$29	3.5%	$-	-	$29	3.5%
Residential - other	469	57.1%	381	46.4%	88	10.7%
Commercial - other	137	16.7%	137	16.7%	-	-
	635	77.3%	518	63.0%	117	14.2%
Non-real estate loans:
Commercial and industrial	187	22.7%	178	21.7%	9	1.1%
	187	22.7%	178	21.7%	9	1.1%
Total loans	$822	100.0%	$696	84.7%	$126	15.3%

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, investment securities and loans classified as held for sale) comprised $135.3 million or 21.2% and $110.7 million or 17.5%, respectively, of our total assets as of June 30, 2011 and December 31, 2010.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets.  We are also authorized to borrow from the Federal Reserve Bank’s “discount window.”  As of June 30, 2011, we had pledged specific collateral for potential borrowing of up to $144.8 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase.  As of June 30, 2011, our short-term borrowings consisted of securities sold under agreements to repurchase of $3.5 million. As of June 30, 2011, overnight excess funds of $59.1 million were invested in our account at the Federal Reserve.

Total deposits were $566.9 million and $562.7 million, respectively, as of June 30, 2011 and December 31, 2010.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 30.4% and 34.6%, respectively, of total deposits as of June 30, 2011 and December 31, 2010. Time deposits of $100,000 or more represented 14.2% and 16.7%, respectively, of our total deposits as of June 30, 2011 and December 31, 2010.  As of June 30, 2011 and year-end 2010, we had no wholesale brokered certificates of deposit.  Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. Deposits generated through an internet subscription service of $5.2 million as of year-end 2010, were intentionally eliminated as of June 30, 2011. We believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that we believe will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate.  We believe our liquidity position as of June 30, 2011 is adequate to meet our operating needs.

Short and long-term borrowings as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements	$3,461	$3,615
	$3,461	$3,615

Long-term borrowings:
FHLB advances	$793	$804
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465
	$27,258	$27,269

A description of the trust preferred securities and related junior subordinated debentures outstanding as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010	Maturity	Interest
	(Dollars in thousands)		Date	rate
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly
	$15,465	$15,465

A description of the subordinated notes outstanding as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010	Maturity	Interest
	(Dollars in thousands)		Date	rate
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of June 30, 2011, our equity to assets ratio was 5.97%. The Bank's tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 8.09%, 10.33% and 13.80%, respectively, as of June 30, 2011 compared to 8.04%, 9.64% and 12.99% as of December 31, 2010.  As of June 30, 2011, the Bank exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations.  Based on the current economic and regulatory environment, the Bank’s board of directors has decided to maintain a Tier I leverage ratio of 8% or more and a total risk based capital ratio of 12% or more.

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

Item 4.  Controls and Procedures

(a)
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Item 6.   Exhibits

Exhibit #                           Description

31.1                    Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2                    Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

    32.1                    Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2                    Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    101                      Financials provided in XBRL format

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH STATE BANCORP

Date: August 15, 2011	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer