Form 10-Q
period 2011-09-30
NORTH STATE BANCORP
filed 2011-11-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to  Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
or
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
Yes    X       No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X       No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ]      Accelerated filer [  ]      Non-accelerated filer [  ] (Do not check if a smaller reporting company)      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act):   Yes ____    No    X

As of November 11, 2011, 7,427,976 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	*
ASSETS	(Dollars in thousands)

Cash and due from banks	$9,348	$5,974
Interest-earning deposits with banks	44,849	43,859
Certificates of deposit with banks	490	198
Investment securities available for sale, at fair value	14,217	9,234
Investment securities held to maturity, at amortized cost	250	250
Loans held for sale	50,023	51,472

Loans	483,537	499,523
Less allowance for loan losses	9,711	9,935
Net loans	473,826	489,588

Accrued interest receivable	1,405	1,654
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,126	1,273
Premises and equipment, net	14,296	14,801
Foreclosed assets	2,712	5,296
Prepaid FDIC insurance	2,866	3,646
Bank owned life insurance	10,058	-
Other assets	7,151	6,620

TOTAL ASSETS	$632,617	$633,865

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand	$133,417	$117,840
Savings, money market and NOW	270,900	250,469
Time	159,837	194,439
Total deposits	564,154	562,748

Accrued interest payable	1,072	1,181
Short-term borrowings	27	3,615
Long-term borrowings	27,252	27,269
Accrued expenses and other liabilities	1,658	1,550

TOTAL LIABILITIES	594,163	596,363

Commitments

Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized,none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; 7,427,976 shares issued and outstanding September 30, 2011 and December 31, 2010	21,698	21,636
Retained earnings	16,473	15,926
Accumulated other comprehensive income (loss)	283	(60)

TOTAL SHAREHOLDERS' EQUITY	38,454	37,502

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$632,617	$633,865

* Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share and per share data)
INTEREST INCOME
Loans	$6,348	$7,089	$19,164	$21,298
Loans held for sale	602	461	1,148	819
Investments	116	168	461	559
Dividends and interest-earning deposits	36	135	143	566
Total interest income	7,102	7,853	20,916	23,242

INTEREST EXPENSE
Savings, money market and NOW	377	499	1,258	1,565
Time deposits	684	1,024	2,171	3,625
Short-term borrowings	-	3	2	16
Long-term borrowings	228	244	689	692
Total interest expense	1,289	1,770	4,120	5,898

Net interest income	5,813	6,083	16,796	17,344

PROVISION FOR LOAN LOSSES	2,137	2,166	4,570	5,028

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,676	3,917	12,226	12,316

NON-INTEREST INCOME
Merchant and other loan fees	26	27	79	90
Service charges and fees on deposits	101	99	297	295
Gain on sale of investment securities	45	108	374	340
Fees from mortgage operations	980	1,059	2,013	1,712
Other	207	279	504	446
Total non-interest income	1,359	1,572	3,267	2,883

NON-INTEREST EXPENSE
Salaries and employee benefits	2,241	2,235	6,810	5,828
Occupancy and equipment	691	728	2,096	2,093
Professional fees	127	142	295	398
Data processing and other outsourced services	448	366	1,361	1,063
FDIC insurance	125	339	815	1,056
Net cost of foreclosed assets	431	577	1,483	1,368
Other	633	508	1,788	1,369
Total non-interest expense	4,696	4,895	14,648	13,175

INCOME BEFORE INCOME TAXES	339	594	845	2,024

INCOME TAXES	106	255	298	861

NET INCOME	$233	$339	$547	$1,163

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.05	$0.07	$0.16
Diluted	$0.03	$0.05	$0.07	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,427,976	7,427,967	7,427,976	7,340,889
Diluted	7,429,568	7,434,933	7,431,199	7,374,736

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income	$233	$339	$547	$1,163

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	170	(53)	932	151
Tax effect	(65)	22	(359)	(58)
Reclassification of net gain recognized in net income	(45)	(108)	(374)	(340)
Tax effect	17	42	144	131
Total other comprehensive income (loss)	77	(97)	343	(116)

Comprehensive income	$310	$242	$890	$1,047

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated other comprehensive	Total
	Common Stock		Retained	income	shareholders'
	Shares	Amount	earnings	(loss)	equity
	(Dollars in thousands)

Balance as of December 31, 2009	7,198,513	$20,865	$14,902	$399	$36,166
Net income	-	-	1,163	-	1,163
Other comprehensive loss, net of tax	-	-	-	(116)	(116)
Stock based compensation	-	75	-	-	75
Stock options exercised including income tax benefit of $62	229,463	671	-	-	671

Balance as of September 30, 2010	7,427,976	$21,611	$16,065	$283	$37,959

Balance as of December 31, 2010	7,427,976	$21,636	$15,926	$(60)	$37,502
Net income	-	-	547	-	547
Other comprehensive income, net of tax	-	-	-	343	343
Stock based compensation	-	62	-	-	62

Balance as of September 30, 2011	7,427,976	$21,698	$16,473	$283	$38,454

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$547	$1,163
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	4,570	5,028
Depreciation and amortization	672	695
Net amortization (accretion) of premiums and discounts on investment securities	8	(16)
Amortization of investment accounted for under the cost method	61	28
Originations of loans held for sale	(278,488)	(201,915)
Proceeds from sales of loans held for sale	280,101	157,711
Net realized gain on sale of investment securities available for sale	(374)	(340)
Income on bank owned life insurance	(58)	-
Loss on sale of foreclosed assets	57	186
Provision for foreclosed assets	1,384	1,028
Stock based compensation	62	75
Changes in assets and liabilities:
(Increase) decrease in other assets	(192)	2,133
Decrease in accrued interest receivable	249	218
Increase in accrued expenses and other liabilities	108	41
Decrease in accrued interest payable	(109)	(175)
Net cash provided (used) by operating activities	8,598	(34,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in certificates of deposit with banks	(292)	41,824
Proceeds from sales of investment securities available for sale	19,722	8,333
Proceeds from maturities and repayments of investment securities available for sale	8,898	6,110
Purchases of investment securities available for sale	(32,678)	(10,988)
Purchase of bank owned life insurance	(10,000)	-
Sale of FHLB stock	147	2
Net decrease in loans	9,692	9,226
Purchases of premises and equipment	(167)	(778)
Proceeds from sales of foreclosed assets	2,713	4,775
Capital expenditures on foreclosed assets	(70)	(127)
Net cash provided (used) by investing activities	(2,035)	58,377

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short term borrowed funds	(3,588)	(710)
Repayments on long-term borrowings	(17)	(16)
Net increase (decrease) in deposit accounts	1,406	(47,433)
Excess tax benefits from exercise of stock options	-	60
Exercise of stock options	-	611
Net cash used by financing activities	(2,199)	(47,488)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,364	(23,251)

CASH AND CASH EQUIVALENTS, BEGINNING	49,833	59,083

CASH AND CASH EQUIVALENTS, ENDING	$54,197	$35,832

See accompanying notes.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2011 and December 31, 2010 and for the three and nine-month periods ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”).  North State Bank Mortgage (“NSB Mortgage”), a division of the Bank, began operations during February 2010 for the purpose of originating and selling single family residential first mortgage loans.

All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period.  Actual results could differ from those estimates. Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. The amendments in this standard remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles, or GAAP, and international financial reporting standards, or IFRS. The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new standard provides additional guidance on a creditor’s evaluation of when a concession on a loan has been granted and whether a debtor is experiencing financial difficulties. A creditor must conclude that both of these conditions exist for the loan to be considered a troubled debt restructuring. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company adopted the update of this standard during the quarter ended September 30, 2011. The adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, an update to ASC 350, Intangibles – Goodwill and Other. This update allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, it will have to perform the first step of the two-step impairment test. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted  ASU 2011-08 in the third quarter of 2011, which did not have a significant impact on the Company’s consolidated financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

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

The amortized cost and fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

	As of September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$13,752	$465	$-	$14,217
Total securities available for sale	$13,752	$465	$-	$14,217

Securities held to maturity:
Corporate securities	$250	$-	$45	205
Total securities held to maturity	$250	$-	$45	$205

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$5,500	$-	$-	$5,500
Government-sponsored residential mortgage-backed securities	3,829	28	123	3,734
Total securities available for sale	$9,329	$28	$123	$9,234

Securities held to maturity:
Corporate securities	$250	$-	$39	211
Total securities held to maturity	$250	$-	$39	$211

As of September 30, 2011 there were no unrealized losses in the Company’s securities available for sale. The following table shows as of September 30, 2011 and December 31, 2010 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity. The unrealized losses as of December 31, 2010 relate to one government-sponsored residential mortgage-backed security. The unrealized losses on held to maturity corporate securities as of September 30, 2011 and December 31, 2010 relate to one corporate security.  The unrealized losses are not likely to reverse unless and until market interest rates and/or spreads decline to the levels that existed when the securities were purchased. Since the Company does not intend to sell the securities prior to recovery and it is more likely than not the Company will not be required to sell the impaired securities prior to recovery, none of the securities are deemed to be other than temporarily impaired.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

	As of September 30, 2011
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities held to maturity:
Corporate securities	$-	$-	$205	$45	$205	$45
Total securities held to maturity	$-	$-	$205	$45	$205	$45

	As of December 31, 2010
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,879	$123	$-	$-	$2,879	$123
Total temporarily impaired securities	$2,879	$123	$-	$-	$2,879	$123

Securities held to maturity:
Corporate securities	$-	$-	$211	$39	$211	$39
Total securities held to maturity	$-	$-	$211	$39	$211	$39

The amortized cost and fair values of securities available for sale and securities held to maturity as of September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities
Due within one year	$128	$129
Due after one but within five years	170	177
Due after five but within ten years	4,423	4,500
Due after ten years	9,031	9,411
	13,752	14,217

Securities held to maturity:
Corporate Securities
Due after five but within ten years	$250	$205
	$250	$205

Securities with a carrying value of $2.9 million and $8.8 million as of September 30, 2011 and December 31, 2010, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE C - INVESTMENT SECURITIES (Continued)

For the three months ended September 30, 2011 proceeds from sales of investment securities of $1.9 million resulted in gross gains of $45,000. For the nine months ended September 30, 2011 proceeds from the sales of investment securities of $19.7 million resulted in gross gains of $374,000. Proceeds from sales of $3.4 million of investment securities for the three months ended September 30, 2010 resulted in gross gains of $108,000 and proceeds from sales of $8.3 million during the nine months ended September 30, 2010 resulted in gross gains of $340,000.

NOTE D - COMMITMENTS

As of September 30, 2011, loan commitments were as follows:

September 30, 2011
(Dollars in thousands)

Commitments to extend credit	$27,108
Undisbursed lines of credit	13,088
Letters of credit	1,483
Commitments to originate mortgage loans, fixed and variable	208,768
$250,447

NOTE E – LOANS

Following is a summary of loans segregated by category:

	September 30, 2011		December 31, 2010
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate loans:
Residential construction	$34,342	7.1%	$51,058	10.2%
Commercial construction	70,658	14.6%	82,010	16.4%
Other residential real estate	133,920	27.7%	98,324	19.7%
Other commercial real estate	203,960	42.2%	221,603	44.4%
	442,880	91.6%	452,995	90.7%
Non-real estate loans:
Commercial and industrial	36,657	7.6%	42,884	8.6%
Consumer and other	4,000	0.8%	3,644	0.7%
	40,657	8.4%	46,528	9.3%
Total loans	$483,537	100.0%	$499,523	100.0%

Loans are primarily funded in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by local, regional and national economic conditions.

The following describe the risk characteristics relevant to each of the portfolio segments.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

Real estate construction
Commercial and residential construction loans are underwritten utilizing independent appraisal or evaluations, sensitivity analysis of absorption and financial analysis of the developers and property owners.  Construction loans are generally based upon estimates of costs and value associated with the project as completed. These estimates may be inaccurate. Construction loans often involve the disbursement of funds with the repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions, availability of long-term financing and government regulation of real property. As of September 30, 2011 and December 31, 2010, residential construction and commercial construction loans represented 7.1% and 14.6% and 10.2% and 16.4%, respectively, of the Company’s loans outstanding.

Commercial and residential real estate
Commercial and residential real estate secured loans are subject to underwriting similar to real estate construction loans. These loans are either cash flow loans or development loans paid from the real estate sale and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher risk and higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in real estate markets or the general economy. The properties securing the Company’s commercial real estate portfolio are principally secured by owner-occupied buildings including professional practices, office and church properties and single family rental properties. Management monitors and evaluates commercial real estate loans based on collateral, market area and risk grade criteria. As a general rule, the Company avoids non-owner occupied commercial single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends within its market areas. Residential real estate properties are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually 90% or less. As of September 30, 2011 and December 31, 2010, loans secured by commercial and residential real estate represented 42.2% and 27.7% and 44.4% and 19.7%, respectively, of our loans outstanding.

Commercial and industrial
Non-real estate secured commercial and industrial loans are underwritten after evaluating and understanding the borrowers’ ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Management examines current and projected cash flows of the borrower to determine the ability of the borrower to repay its obligations as agreed. Commercial and industrial loans are primarily made based on the indentified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and tertiary, as applicable, the guarantors. The cash flows of borrowers, however, may not materialize as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and usually incorporate a personal guaranty. In the case of loans secured by accounts receivable, the availability of the funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. As of

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

September 30, 2011 and December 31, 2010, commercial and industrial loans represented 7.6% and 8.6%, respectively, of the Company’s loans outstanding.

The Company maintains an independent loan review function that reviews and validates our credit risk portfolio on a periodic basis. Results of these reviews are presented to management and the board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by bankers and credit personnel, as well as the Company’s policies and procedures.

The Company also originates single-family, residential mortgage loans that have been approved by secondary investors which are included on the consolidated balance sheet under the caption “loans held for sale.” The Company recognizes certain origination and service release fees from sale, which are included in non-interest income on the consolidated statements of operations. As of September 30, 2011 and December 31, 2010 mortgage loans held for sale were $50.0 million and $51.5 million, respectively.

Nonperforming assets and potential problem loans
Details of nonaccrual, troubled debt restructured (“TDR”) loans, foreclosed assets and potential problem loans by loan category as of September 30, 2011 and December 31, 2010 are as follows:

	As of September 30, 2011
					Total	Potential
		Nonaccrual	Total	Foreclosed	Nonperforming	Problem	Accruing
	Nonaccrual	TDR	Nonaccrual	Assets	Assets	Loans	TDR
	(Dollars in thousands)

Commercial and industrial	$425	$461	$886	$-	$886	$-	$64
Commercial real estate loans:
Construction	3,290	6,213	9,503	1,119	10,622	560	860
Other	1,760	576	2,336	1,071	3,407	-	2,786
	5,050	6,789	11,839	2,190	14,029	560	3,646
Residential real estate loans:
Construction	7,320	-	7,320	280	7,600	1,356	2,021
Other	3,278	443	3,721	242	3,963	175	1,163
	10,598	443	11,041	522	11,563	1,531	3,184

Consumer	14	-	14	-	14	-	15
	$16,087	$7,693	$23,780	$2,712	$26,492	$2,091	$6,909

	As of December 31, 2010
					Total	Potential
		Nonaccrual	Total	Foreclosed	Nonperforming	Problem	Accruing
	Nonaccrual	TDR	Nonaccrual	Assets	Assets	Loans	TDR
	(Dollars in thousands)

Commercial and industrial	$1,544	$54	$1,598	$-	$1,598	$461	$1,078
Commercial real estate loans:
Construction	2,875	-	2,875	1,484	4,359	523	4,752
Other	255	-	255	1,868	2,123	-	3,870
	3,130	-	3,130	3,352	6,482	523	8,622
Residential real estate loans:
Construction	4,056	-	4,056	813	4,869	-	2,021
Other	2,231	466	2,697	1,131	3,828	200	-
	6,287	466	6,753	1,944	8,697	200	2,021

Consumer	11	-	11	-	11	-	20
	$10,972	$520	$11,492	$5,296	$16,788	$1,184	$11,741

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

Nonaccrual loans
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

Potential problem loans
Potential problem loans are loans that are currently performing in accordance with the original terms of the loan and are not a component of nonperforming assets but are closely monitored as a result of information regarding possible credit problems of the related borrowers.

Past due loans
An aged analysis of past due loans segregated by loan category as of September 30, 2011 and December 31, 2010 are as follows:

	As of September 30, 2011
						Accruing
						Loans 90 or
	30 - 89 Days	Over 90	Total Past		Total	More Days
	Past Due	Days (1)	Due	Current (2)	Loans	Past Due
	(Dollars in thousands)

Commercial and industrial	$169	$886	$1,055	$35,602	$36,657	$-
Commercial real estate loans:
Construction	707	9,481	10,188	60,470	70,658	-
Other	-	2,357	2,357	201,603	203,960	-
	707	11,838	12,545	262,073	274,618	-

Residential real estate loans:
Construction	-	7,320	7,320	27,022	34,342	-
Other	223	3,208	3,431	130,489	133,920	-
	223	10,528	10,751	157,511	168,262	-

Consumer	21	14	35	2,645	2,680	-
Other	-	-	-	1,320	1,320	-
Total	$1,120	$23,266	$24,386	$459,151	$483,537	$-

(1)	All loans past due 90 days or more were in nonaccrual status.
(2)	Includes approximately $514,000 that are in nonaccrual status and $2.1 million that are potential problem loans.

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
(3) Includes approximately $690,000 of loans that are in nonaccrual status and $1.2 million potential problem loans.

Impaired loans
For all classes of impaired loans, interest payments are applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Accrual of interest is continued for TDR loans when the borrower is performing prior to the loan restructuring and there is reasonable assurance of repayment and continued performance under the modified terms. Accrual of interest on TDR loans in nonaccrual status is resumed when the borrower has established a sustained period of performance under the restructured terms of at least six months. Information regarding impaired loans segregated by loan category as of and for the three and nine months ended September 30, 2011 and year ended December 31, 2010 are as follows.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

				For the three months ended		For the nine months ended
	As of September 30, 2011			September 30, 2011		September 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Impaired with no related allowance recorded:
Commercial and industrial	$103	$577	$-	$107	$-	$173	$-
Commercial real estate loans:
Construction	4,525	5,562	-	4,431	-	3,906	-
Other	980	3,168	-	775	-	1,493	-
	5,505	8,730	-	5,206	-	5,399	-

Residential real estate loans:
Construction	3,676	4,454	-	4,029	-	4,535	-
Other	2,086	3,668	-	2,222	-	2,196	-
	5,762	8,122	-	6,251	-	6,731	-

Consumer	14	73	-	44	-	48	-
Total	$11,384	$17,502	$-	$11,608	$-	$12,351	$-
Impaired performing restructured loans with no related allowance recorded:
Commercial and industrial	$65	$64	$-	$64	$1	$155	$4
Commercial real estate loans:
Construction	864	860	-	665	6	1,430	39
Other	2,800	2,786	-	2,948	30	3,388	103
	3,664	3,646	-	3,613	36	4,818	142

Residential real estate loans:
Construction	2,027	2,021	-	2,021	21	2,021	62
Other	1,166	1,163	-	1,166	9	1,007	40
	3,193	3,184	-	3,187	30	3,028	102

Consumer	16	16	-	16	-	18	1
Total	$6,938	$6,910	$-	$6,880	$67	$8,019	$249

Impaired with a related allowance recorded:
Commercial and industrial	$783	$783	$300	$783	$-	$732	$-
Commercial real estate loans:
Construction	4,978	5,140	712	5,538	-	4,665	-
Other	1,356	1,356	464	1,357	-	1,174	-
	6,334	6,496	1,176	6,895	-	5,839	-

Residential real estate loans:
Construction	3,644	3,716	150	3,644	-	2,834	-
Other	1,635	1,722	473	1,635	-	1,172	-
	5,279	5,438	623	5,279	-	4,006	-
Consumer	-	-	-	-	-	-
Total	$12,396	$12,717	$2,099	$12,957	$-	$10,577	$-

Total impaired:
Commercial	$16,454	$20,296	$1,476	$16,668	$37	$17,116	$146
Residential	14,234	16,744	623	14,717	30	13,765	102
Consumer	30	89	-	60	-	66	1
Total	$30,718	$37,129	$2,099	$31,445	$67	$30,947	$249

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

As of September 30, 2011, the recorded investment in loans considered impaired totaled $30.7 million. The Company provided specific reserves of $2.1 million for probable losses on impaired loan balances of $12.4 million.  Management analyzed $11.4 million of impaired loans and determined the collateral to be adequate and no additional specific reserve allowance necessary after recording approximately $2.1 million in partial charge-offs related to September 30, 2011 loan balances of approximately $3.2 million. Also included in the impaired loans as of September 30, 2011 are $6.9 million of restructured but still accruing loans and 13 restructured nonaccrual loans for $7.7 million, for a total TDR balance amounting to $14.6 million. The loans were primarily restructured to below market interest rates and extended payment terms due to financial difficulties of the borrower. There were three potential problem loans outstanding representing $2.1 million as of September 30, 2011 primarily for residential and commercial construction. The determination for the potential problem loans as of September 30, 2011 was the result of information regarding possible, although not probable, credit problems of the related borrowers.  The Company allocated specific reserves of $31,000 included in the allowance for loan losses as of September 30, 2011 for one of the potential problem loans with an outstanding balance of $175,000. As of September 30, 2011, the potential problems loans were performing and not past due. Potential problem loans as of year-end have been charged off or are currently nonaccrual.

As of December 31, 2010, the recorded investment in loans that management considered impaired totaled $23.3 million, including $11.8 million of restructured but still accruing loans and six restructured nonaccrual loans for $520,000, for a TDR balance of $12.3 million. The Company provided for probable losses through specific reserve allowances of $2.1 million with corresponding outstanding loan balances of $6.5 million.  There was no corresponding allowance with the remaining $740,000 of loan balances analyzed for impairment after recording approximately $366,000 in related charge-offs.  In addition, the Company identified $1.2 million of potential problem loans with $290,000 in allocated reserves included in the allowance for loan losses.

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

Information regarding the Company’s credit risk by internally assigned risk grades as of September 30, 2011 and December 31, 2010 follows:

	As of September 30, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)

Pass	$13,267	$46,319	$114,392	$188,197	$32,889	$2,642	$1,320	$399,026
Special mention	4,615	9,388	8,552	7,328	2,645	24	-	32,552
Substandard accruing	9,140	5,448	7,255	6,099	237	-	-	28,179
Substandard nonaccruing	7,320	9,272	3,699	2,336	886	14	-	23,527
Doubtful	-	231	22	-	-	-	-	253
Loss	-	-	-	-	-	-	-	-
Total by exposure	$34,342	$70,658	$133,920	$203,960	$36,657	$2,680	$1,320	$483,537

	As of December 31, 2010
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)

Pass	$28,520	$59,122	$86,364	$210,371	$38,616	$3,066	$468	$426,527
Special mention	4,424	8,171	6,532	3,013	1,366	28	-	23,534
Substandard accruing	14,058	11,842	2,240	7,817	1,075	71	-	37,103
Substandard nonaccruing	4,056	2,875	2,697	255	1,598	11	-	11,492
Doubtful	-	-	491	147	180	-	-	818
Loss	-	-	-	-	49	-	-	49
Total by exposure	$51,058	$82,010	$98,324	$221,603	$42,884	$3,176	$468	$499,523

As discussed above, TDR loans generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term.  As a result, a concessionary modification with more favorable terms that would not otherwise be considered may be granted to the borrower with the intent to prevent further difficulties and improve the likelihood of recovery of the loan. The modifications resulting in a TDR have generally involved a reduction of interest rate or extension of the term of the loan. We do not generally forgive principal as part of loan modification. Also, when

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

possible additional collateral or guarantor support is obtained when modifying the loan.  All TDRs are individually reviewed and analyzed for impairment during management’s monthly evaluation of the allowance for loan losses.  The specific allowance is based on the present value of expected cash flows or the fair value of the collateral or the loan’s observable market price.

For the three and nine months ended September 30, 2011, the following table presents a breakdown of the types of concessions made by loan class. TDR below market interest rate concessions may have had an extension of term granted as well.

	Total TDRs
	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	1	$90	$16
Commercial real estate:
Construction	-	-	-	5	5,201	4,473
Other	-	-	-	3	4,519	2,786
	-	-	-	8	9,720	7,259
Residential real estate:
Other	-	-	-	2	945	922
	-	-	-	2	945	922
Total	-	-	-	11	10,755	8,197

Extended payment terms:
Commercial and industrial	-	-	-	2	509	509
Commercial real estate:
Construction	-	-	-	3	443	442
Other	-	-	-	1	570	576
	-	-	-	4	1,013	1,018
Residential real estate:
Construction	-	-	-	1	2,021	2,021
Other	-	-	-	5	930	684
	-	-	-	6	2,951	2,705
Consumer	-	-	-	1	23	16
Total	-	-	-	13	4,496	4,248

Refinance for interest carry and cash out:
Commercial real estate:
Construction	1	292	292	2	2,141	2,157
Total	1	292	292	2	2,141	2,157

Total TDRs	1	$292	$292	26	$17,392	$14,602

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default where payment under the modified terms had been 30 days or more past due at any month end during the three and nine months ended September 30, 2011.

	Total TDRs
	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	1	$16
Commercial real estate:
Construction	1	142	5	4,473
Other	1	1,639	1	1,639
	2	1,781	6	6,112
Residential real estate:
Other	-	-	2	922

Total	2	1,781	9	7,050

Extended payment terms:
Commercial and industrial	1	48	2	509
Commercial real estate:
Construction	-	-	3	442
Other	-	-	1	576
	-	-	4	1,018
Residential real estate:
Construction	1	2,021	1	2,021
Other	1	241	5	684
	2	2,262	6	2,705
Total	3	2,310	12	4,232

Refinance for interest carry and cash out:
Commercial real estate:
Construction	-	-	1	1,866
Total	-	-	1	1,866

Total TDRs	5	$4,091	22	$13,148

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

The following table presents the successes and failures of the types of modifications within the previous 12 months as of September 30, 2011.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)

Below market interest rate	1	$2	2	$1,147	3	$3,905	6	$3,145
Extended payment terms	-	-	1	16	9	1,922	3	2,310
Refinace for interest carry and cash out	-	-	1	292	1	1,866	-	-
Total	1	$2	4	$1,455	13	$7,693	9	$5,455

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

The tables below detail activity in the allowance for loan losses by segregated loan category for the three and nine months ended September 30, 2011 and year ended December 31, 2010.  Allocation of a portion of the allowance to one class of loan does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended September 30, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$971	$2,988	$2,017	$2,953	$944	$68	$3	$9,944
Charge-offs	(513)	(1,108)	(396)	(890)	(10)	(45)	-	(2,962)
Recoveries	-	50	535	-	5	2	-	592
Provision	550	1,026	(110)	622	51	(2)	-	2,137
Ending balance	$1,008	$2,956	$2,046	$2,685	$990	$23	$3	$9,711
Ending balance, individually evaluated for impairment	$150	$712	$473	$464	$300	$-	$-	$2,099
Ending balance, collectively evaluated for impairment	$858	$2,244	$1,573	$2,221	$690	$23	$3	$7,612

Loans:
Ending balance	$34,342	$70,658	$133,920	$203,960	$36,657	$2,680	$1,320	$483,537
Ending balance, individually evaluated for impairment	$9,347	$10,367	$4,887	$5,136	$951	$30	$-	$30,718
Ending balance, collectively evaluated for impairment	$24,995	$60,291	$129,033	$198,824	$35,706	$2,650	$1,320	$452,819

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE F – ALLOWANCE FOR LOAN LOSSES (Continued)

	For the Nine Months Ended September 30, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,475	$2,269	$2,339	$2,464	$1,354	$30	$4	$9,935
Charge-offs	(677)	(1,257)	(1,738)	(1,499)	(324)	(56)	-	(5,551)
Recoveries	30	50	536	16	95	30	-	757
Provision	180	1,894	909	1,704	(135)	19	(1)	4,570
Ending balance	$1,008	$2,956	$2,046	$2,685	$990	$23	$3	$9,711

Ending balance, individually evaluated for impairment	$150	$712	$473	$464	$300	$-	$-	$2,099

Ending balance, collectively evaluated for impairment	$858	$2,244	$1,573	$2,221	$690	$23	$3	$7,612

Loans:
Ending balance	$34,342	$70,658	$133,920	$203,960	$36,657	$2,680	$1,320	$483,537
Ending balance, individually evaluated for impairment	$9,347	$10,367	$4,887	$5,136	$951	$30	$-	$30,718
Ending balance, collectively evaluated for impairment	$24,995	$60,291	$129,033	$198,824	$35,706	$2,650	$1,320	$452,819

	For the Year Ended December 31, 2010
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,753	$2,604	$1,276	$2,023	$870	$42	$13	$8,581
Charge-offs	(3,152)	(1,293)	(765)	(364)	(1,224)	(34)	-	(6,832)
Recoveries	34	34	7	10	6	-	-	91
Provision	2,840	924	1,821	795	1,702	22	(9)	8,095
Ending balance	$1,475	$2,269	$2,339	$2,464	$1,354	$30	$4	$9,935

Ending balance, individually evaluated for impairment	$188	$96	$1,009	$111	$697	$-	$-	$2,101

Ending balance, collectively evaluated for impairment	$1,287	$2,173	$1,330	$2,353	$657	$30	$4	$7,834

Loans:
Ending balance	$51,058	$82,010	$98,324	$221,603	$42,884	$3,176	$468	$499,523
Ending balance, individually evaluated for impairment	$6,081	$7,662	$2,697	$4,134	$2,687	$31	$-	$23,292
Ending balance, collectively evaluated for impairment	$44,977	$74,348	$95,627	$217,469	$40,197	$3,145	$468	$476,231

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2010 follows:

	Three months	Nine months
	ended	ended
	September 30, 2010	September 30, 2010
	(Dollars in thousands)

Allowance for loan losses beginning of period	$8,484	$8,581

Provision for loan losses	2,166	5,028

Loans charged off	(2,426)	(5,392)
Less recoveries	13	20
Net charge-offs	(2,413)	(5,372)

Allowance for loan losses end of period	$8,237	$8,237

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average number of common shares used in computing basic net income per share	7,427,976	7,427,967	7,427,976	7,340,889
Effect of dilutive stock options	1,592	6,966	3,223	33,847
Weighted average number of common shares and dilutive potential shares used in computing diluted net income per share	7,429,568	7,434,933	7,431,199	7,374,736

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three and nine months ended September 30, 2011 were 95,787 and 90,787, respectively. For the corresponding prior year periods there were 105,787 anti-dilutive shares.

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine-month periods ended September 30, 2011 and 2010.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (Continued)

	Nine Months Ended
	September 30,
	2011	2010
Estimated fair value of options granted	$2.83	$1.97

Assumptions in estimating option values:
Risk-free interest rate	3.12%	2.39%
Dividend yield	0%	0%
Expected volatility	59.8%	39.6% - 41.0%
Expected life	7 years	6.5 - 7 years

A summary of option activity under the stock option plans as of September 30, 2011 and changes during the nine-month period ended September 30, 2011 is presented below:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outstanding as of December 31, 2010	140,508	$8.51	5.19 years	$9
Granted	10,000	$4.00	-	-
Exercised	-	-	-	-
Forfeited	(25,000)	$12.10	-	-
Expired	-	-	-	-
Outstanding as of September 30, 2011	125,508	$7.43	4.36 years	$8
Exercisable as of September 30, 2011	103,583	$7.65	3.49 years	$8

	Range of Exercise Prices
	Number of	Number of
	options	options
	outstanding	exercisable
$3.22 - $5.15	65,308	53,285
$6.37 - $12.25	48,700	43,098
$17.00 - $18.50	11,500	9,200
	125,508	105,583

	Nonvested Shares
		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested, December 31, 2010	38,532	$9.64
Granted	10,000	$2.83
Vested	(10,608)	$11.49
Forfeited	(16,000)	$14.94
Nonvested, September 30, 2011	21,924	$6.38

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (Continued)

There were no options granted during the three-month period ending September 30, 2011 and 10,000 options granted during the nine-month period ended September 30, 2011. No options were exercised during these periods. For the three and nine months ended September 30, 2011, 25,000 options were forfeited. For the nine-month period in 2010, the intrinsic value of options exercised was approximately $400,000 and 15,000 shares were granted. No options were granted during the three months ended September 30, 2010. Cash received from option exercises under share-based payment arrangements for the nine-month period ended September 30, 2010 was approximately $611,000.  The fair value of options vested during the three and nine-month periods ended September 30, 2011 was approximately $13,000 and $62,000, respectively.  For the same periods in 2010, the fair value of options vested was $25,000 and $75,000. As of September 30, 2011 and 2010, approximately $67,000 and $177,000, respectively, of share-based compensation expense remained to be recognized over a period of 4.3 and 4.8 years, respectively, for the current and prior year periods stated.

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

Mortgage Banking Activity
The Company enters into written loan commitments and commitments to sell mortgages. Changes in the written loan commitments subjected to recurring fair value adjustments are affected by the changes in the balances of locked mortgage loan commitments, changes in the fall out rates and changes in the prevailing secondary market prices for like-kind mortgage loans. The fall out rate measures the likelihood that an interest rate lock commitment will ultimately not become a closed loan held for sale.  Fall out rates as of September 30, 2011 averaged 33.33%. The fair value adjustment associated with these written commitments was $946,000, which was included in other assets. As of December 31, 2010, fall out rates averaged 21.6% and the amount of fair value associated with written loan commitments was $411,000. Commitments to sell mortgages are generally equal and offsetting to the interest rate lock commitment. These fair values were deemed to be immaterial as of September 30, 2011 and December 31, 2010.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2011, a portion of the Company’s impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$14,217	$-	$14,217	$-
Written loan commitments	946	-	-	946
	$15,163	$-	$14,217	$946

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$5,500	$-	$5,500	$-
Government-sponsored residential mortgage-backed securities	3,734	-	3,734	-
Written loan commitments	411	-	-	411
	$9,645	$-	$9,234	$411

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2011.

Interest Rate
Lock Commitments
(Dollars in thousands)

Balance, December 31, 2010	$411
Included in earnings	535
Balance, September 30, 2011	$946

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$13,533	$-	$5,271	$8,262
Foreclosed assets	$2,713	$-	$914	$1,799

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,119	$-	$727	$4,392
Foreclosed assets	$5,296	$-	$-	$5,296

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE I – FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

There were no further market driven discounts applied to the year-end 2010 impaired loans that required transfers between Level 2 and Level 3 as of September 30, 2011.

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, federal funds sold, investments, accrued interest, loans held for sale, loans, bank owned life insurane, stock in Federal Home Loan Bank, deposit accounts and borrowings. Accounting standards require the disclosure of the estimated fair value of financial instruments.  The Company has recorded certain assets at fair value. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Bank Owned Life Insurance
The carrying value of life insurance approximates fair value as this investment is carried at cash surrender vale as determined by the insurer.

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

The following table presents the carrying values and estimated fair values of the Company's financial instruments as of September 30, 2011 and December 31, 2010.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE J - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$9,348	$9,348	$5,974	$5,974
Interest-earning deposits with banks	44,849	44,849	43,859	43,859
Certificates of deposit with banks	490	490	198	198
Investment securities available for sale	14,217	14,217	9,234	9,234
Investment securities held to maturity	250	205	250	211
Loans held for sale	50,023	50,023	51,472	51,472
Loans, net	473,826	471,709	489,588	490,131
Accrued interest receivable	1,405	1,405	1,654	1,654
Stock in the Federal Home Loan Bank	1,126	1,028	1,273	1,273
Bank owned life insurance	10,058	10,058	-	-

Financial liabilities:
Deposits	$564,154	$565,068	$562,748	$562,640
Short-term borrowings	27	27	3,615	3,615
Long-term borrowings	27,252	27,246	27,269	27,253
Accrued interest payable	1,072	1,072	1,181	1,181

NOTE K – BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments, the Bank, NSB Mortgage and the parent Company.  The Bank is engaged in general commercial and retail banking in central and coastal North Carolina.  The Bank operates six full-service banking offices located in Wake County and one full-service office in Wilmington, New Hanover County, North Carolina.  NSB Mortgage, a division of the Bank, originates and sells and, beginning in the second quarter of 2011, to a limited extent retains single-family residential first mortgage loans. The remaining segment consists of activities of the parent Company. Eliminations necessary to accurately report the operations of the Company are also included. The tables below present segment reporting disclosure as of and for the three and nine-month periods ended September 30, 2011 and for the three and nine-month periods ended September 30, 2010 and as of December 31, 2010.  The mortgage division was not established until February 2010.

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE K – BUSINESS SEGMENT INFORMATION (Continued)

	As of September 30, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total assets	$550,514	$81,058	$53,606	$(52,561)	$632,617
Net loans	444,255	29,571	-	-	473,826
Loans held for sale	-	50,023	-	-	50,023
Goodwill	-	141	-	-	141

	As of December 31, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total assets	$579,400	$53,505	$52,985	$(52,025)	$633,865
Net loans	489,588	-	-	-	489,588
Loans held for sale	-	51,472	-	-	51,472
Goodwill	-	141	-	-	141

	For the Three Months Ended September 30, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$6,227	$871	$5	$(2)	$7,102
Total interest expense	1,183	-	107	(2)	1,289
Net interest income	5,044	871	(102)	-	5,813
Provision for loan losses	2,137	-	-	-	2,137
Net interest income after provision for loan losses	2,907	871	(102)	-	3,676
Noninterest income	389	970	393	(393)	1,359
Noninterest expense	3,799	755	142	-	4,696
Income before income taxes	(503)	1,086	149	(393)	339
Income taxes	(182)	371	(83)	-	106
Net income (loss)	$(321)	$715	$232	$(393)	$233

	For the Nine Months Ended September 30, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$19,292	$1,613	$20	$(10)	$20,916
Total interest expense	3,804	-	325	(10)	4,120
Net interest income	15,488	1,613	(305)	-	16,796
Provision for loan losses	4,570	-	-	-	4,570
Net interest income after provision for loan losses	10,918	1,613	(305)	-	12,226
Noninterest income	1,254	2,013	943	(943)	3,267
Noninterest expense	12,249	2,104	295	-	14,648
Income before income taxes	(77)	1,522	343	(943)	845
Income taxes	(27)	529	(204)	-	298
Net income (loss)	$(50)	$993	$547	$(943)	$547

NORTH STATE BANCORP
Notes to Consolidated Financial Statements

NOTE K – BUSINESS SEGMENT INFORMATION (Continued)

	For the Three Months Ended September 30, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$7,388	$461	$485	$(481)	$7,853
Total interest expense	1,665	-	114	(9)	1,770
Net interest income	5,723	461	371	(472)	6,083
Provision for loan losses	2,166	-	-	-	2,166
Net interest income after provision for loan losses	3,557	461	371	(472)	3,917
Noninterest income	513	1,059	-	-	1,572
Noninterest expense	4,066	729	100	-	4,895
Income before income taxes	4	791	271	(472)	594
Income taxes	-	323	(68)	-	255
Net income	$4	$468	$339	$(472)	$339

	For the Nine Months Ended September 30, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$22,413	$819	$1,575	$(1,565)	$23,242
Total interest expense	5,598	-	322	(22)	5,898
Net interest income	16,815	819	1,253	(1,543)	17,344
Provision for loan losses	5,028	-	-	-	5,028
Net interest income after provision for loan losses	11,787	819	1,253	(1,543)	12,316
Noninterest income	1,171	1,712	-	-	2,883
Noninterest expense	11,612	1,277	286	-	13,175
Income before income taxes	1,346	1,254	967	(1,543)	2,024
Income taxes	547	510	(196)	-	861
Net income	$799	$744	$1,163	$(1,543)	$1,163

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: general and local economic conditions; changes in real estate values; changes in interest rates, deposit flows, and loan demand; changes in legislation or regulation including regulatory assessments; changes in accounting principles, policies or guidelines; competition;  other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services; our ability to manage growth; and factors set out in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Market Developments in the Banking Industry

The economy and business activity within our markets generally continued to be sluggish during the first nine months of 2011. The effects of the prolonged recession continues to financially stress many of our customers as unemployment rates remain high, real estate prices on homes and commercial real estate, in some areas, have declined further while foreclosures continue to rise.

Our financial performance is directly tied to the ability of our borrowing customers to pay interest on and repay principal of outstanding loans, which ability, and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover Counties, in North Carolina. Due to the state of the economy in our market areas and the resultant potential impact on our loan portfolio, we continue to closely monitor our loan portfolio, nonperforming assets and allowance for loan losses. See the discussions on “Provision for Loan Losses” and “Allowance for Loan Losses and Asset Quality.” The business environment in North Carolina and the markets in which we operate may continue to see some deterioration for the foreseeable future which could continue to adversely impact our earnings. Further, newly enacted and potential further imposition of new laws and regulations and regulatory assessments from the U.S. government could significantly impact our operations in the future.

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

North State Bank is a North Carolina chartered banking corporation. The Bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the Bank, we currently operate six full-service banking offices located in Raleigh, Garner and Wake Forest, North Carolina and one full-service banking office located in Wilmington, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. The Bank has a subsidiary, North State Financial Services, Inc., which offers brokerage services and wealth management. In February 2010, we acquired the operations of a Raleigh-based mortgage company, Affiliated Mortgage, LLC, creating North State Bank Mortgage, or NSB Mortgage, as a division of the Bank for the purpose of originating and selling single-family residential first mortgages.

Comparison of Financial Condition as of September 30, 2011 and December 31, 2010

Total assets as of September 30, 2011 remained substantially unchanged at $632.7 million, a decrease of $1.2 million from $633.9 million as of December 31, 2010.  Our portfolio loans, representing 78.8% of our total assets at year-end, declined to 76.4% of total assets as of September 30, 2011 as loan charge-offs and  transfers to foreclosed assets more than offset new loan production net of payoffs.  Portfolio loans were $483.5 million as of September 30, 2011, down $16.0 million from December 31, 2010. Mortgage loans held for sale were down $1.4 million from year-end to $50.0 million as of September 30, 2011.  Funds from declines in these earning assets were redeployed into interest-earning deposits in banks, purchases of investment securities in our available for sale securities portfolio and the purchase of $10.0 million in bank owned life insurance during August 2011.  Our assets are primarily funded through deposits, which were up slightly by $1.4 million to $564.2 million as of September 30, 2011 compared to total deposits of $562.7 million as of December 31, 2010. Although overall deposit volume has not changed significantly, we have experienced improvement in our deposit mix by focusing on core deposits resulting in growth in noninterest-bearing demand and lower costing interest-bearing transaction deposits while reducing higher costing time deposits.

As of September 30, 2011, our interest-earning deposits with banks included $41.9 million in excess overnight funds in our Federal Reserve account and $2.9 million held at correspondent banks compared to $42.4 million and $1.5 million, respectively, as of December 31, 2010.  Our available for sale investment portfolio as of September 30, 2011 consisted of $14.2 million of government-sponsored residential mortgage-backed securities compared to $3.7 million as of December 31, 2010 in addition to $5.5 million of U.S. treasury notes as of December 31, 2010. We purchased $1.0 million in U.S. treasury notes and $31.7 million in government-sponsored residential mortgage-backed securities during the first nine months of 2011. Also during this period, $6.5 million of U.S. treasury notes matured along with $2.4 million in cash flows received from government-sponsored residential mortgage-backed securities.  During the first nine months of 2011, $19.3 million in government-sponsored residential mortgage-backed securities were sold realizing gains of approximately $374,000.  All of our investments are accounted for as available for sale and are presented at their fair market value with the exception of $250,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

Our portfolio loans decreased $16.0 million or 3.2% to $483.5 million as of September 30, 2011 compared to $499.5 million as of December 31, 2010. The decline in the loan portfolio reflects a continued cycle of higher levels of loan payoffs over new loan volume, $4.8 million of net charge-offs as well as $1.5 million of transfers to foreclosed assets.  New commercial loan demand remains slow due to the continued effects of the sluggish economy, however, we are focused on building and maintaining mutually beneficial relationships with our targeted customers which we believe will provide us opportunities to respond to their borrowing needs in the future. To offset the slowdown in new commercial loan volume, during the second quarter of 2011, we began retaining a small portion of our mortgage loan division originations.  As of September 30, 2011, our loan portfolio includes approximately $29.6 million of mortgage loans originated through our mortgage loan division, NSB Mortgage.

While there have been slight changes in our loan composition since year-end 2010, the portfolio remains primarily secured by real estate with $442.9 million or 91.6% of loans outstanding as of September 30, 2011 so secured. Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. A further downturn in the real estate markets in which we operate, specifically New Hanover and Wake Counties, could have an adverse effect on our business, financial condition and results of operations because loans in these markets are secured by real estate. Borrowers may not be able to make current payments on or repay real estate loans and the value of the collateral securing these loans may decline, which would reduce the security for these loans.

As part of our long-term plan to minimize construction and land development lending, real-estate-secured construction and land development loans decreased $28.1 million to 21.7% of loans outstanding from 26.7% as of year-end 2010 as construction projects were paid off or completed and moved to longer-term financing. Although our concentration in commercial real estate, including commercial construction and land development, remains high at $274.6 million or 56.8% of the loan portfolio, this loan segment has declined $29.0 million from $303.6 million or 60.8% of the loan portfolio at year-end 2010.  A concentration in commercial real estate exposes us to more credit and regulatory risk than other types of loans because of the ongoing sluggish economy and real estate market. In addition, our concentration in these loans has and could possibly subject us to adverse comment or action by our federal and state banking regulators, including the Federal Deposit Insurance Fund, or FDIC, the Federal Reserve and the North Carolina Commissioner of Banks. Of the properties securing these commercial real estate loans, 14.4% are located within our New Hanover County market and 85.6% are located within our Wake County market.

Residential real-estate loans including construction loans grew to $168.3 million, including $29.6 million originated through NSB Mortgage, and represented approximately 34.8% of the loan portfolio as of September 30, 2011 compared to 29.9% of the loan portfolio as of year-end 2010.  Since the second quarter of 2011, we have retained select mortgages originated through NSB Mortgage to partially offset slow loan demand from our traditional commercial customers.  The 1 – 4 family residential mortgage loans originated through NSB Mortgage and selected for retention are subject to strict underwriting standards which are at a minimum per the Federal Home Loan Mortgage Corporation, or FREDDIE MAC, guidelines and typically have terms within 10 to 15 years with moderate loan-to-value ratios, typically less than 70%, and higher credit scores. Non-real estate commercial and industrial loans declined to $36.7 million or 7.6% of loans from 8.6% as of year-end 2010.

Loan originations from within our NSB Mortgage division are held for sale, with the exception of select loans discussed above that are retained within our loan portfolio.  Mortgage loan originations represent single-family residential first mortgage loans, generally on a pre-sold basis.  Mortgage originations are subject to volatility due to interest rates and home sales.  During the first three months of 2011, loan originations declined sharply as refinancing and loans from home sales were slow during this period.  During the second and third quarters of 2011, mortgage loan originations have increased in both refinancing activity as well as loans for home purchases. As of September 30, 2011, mortgage loans held for sale were $50.0 million compared to $51.5 million as of year-end 2010.

The following table is a summary of our loans outstanding by major category for the total Bank, New Hanover County and Wake County.

	As of September 30, 2011
	Total Bank		New Hanover County		Wake County
		% of		% of		% of
		Total		Total Bank		Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate loans:
Residential construction	$34,342	7.1%	$2,502	0.5%	$31,840	6.6%
Commercial construction	70,658	14.6%	18,703	3.9%	51,955	10.7%
Other residential real estate	133,920	27.7%	14,099	2.9%	119,821	24.8%
Other commercial real estate	203,960	42.2%	20,783	4.3%	183,177	37.9%
	442,880	91.6%	56,087	11.6%	386,793	80.0%
Non-real estate loans:
Commercial and industrial	36,657	7.6%	5,166	1.1%	31,491	6.5%
Consumer and other	4,000	0.8%	549	0.1%	3,451	0.7%
	40,657	8.4%	5,715	1.2%	34,942	7.2%
Total loans	$483,537	100.0%	$61,802	12.8%	$421,735	87.2%

The allowance for loan losses was $9.7 million as of September 30, 2011 and $9.9 million as of December 31, 2010, representing 2.01% and 1.99%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The level of the loan loss allowance relative to gross loans increased primarily due to a higher charge-off rate applied to the general reserve and additional reserves for new loan impairments. Overall impairment reserves as of September 30, 2011 decreased $118,000 from year-end 2010. Approximately $1.4 million of the impairment reserve as of September 30, 2011 is attributable to new additions to impaired loans since December 31, 2010 resulting from management’s impairment analysis of the collateral securing these loans. Management also considered the $8.3 million decline in 30 – 89 day past due loans since year-end 2010 in its evaluation of the allowance for loan losses. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of September 30, 2011. We monitor the allowance monthly. See “Allowance for Loan Losses and Asset Quality” for additional details.

Our premises and equipment remained substantially unchanged from year-end 2010 at $14.3 million. Foreclosed assets declined to $2.7 million as of September 30, 2011 from $5.3 million as of December 31, 2010 reflecting $1.5 million of additional properties, sales of $2.7 million, capital expenditures on foreclosed properties of $70,000 and valuation adjustments on foreclosed properties of $1.4 million during the nine months ended September 30, 2011.  Additional discussion regarding foreclosed assets is included in the section “Allowance for Loan Losses and Asset Quality.”

As of September 30, 2011our deposits were $564.2 million, an increase of $1.4 million from $562.7 million as of December 31, 2010. Traditional core deposits grew $33.9 million while we reduced non-relationship deposits such as time deposits greater than $100,000 by $21.1 million and eliminating entirely non-core internet deposits which were $5.2 million as of year-end 2010. As was the same for year-end 2010, our time deposits as of September 30, 2011 do not include any wholesale brokered certificates of deposit.

Our deposit mix continues to improve as we emphasize relationship deposits with individuals and entities within our market areas and from our “CommunityPLUS” customers within North Carolina, Texas, Maryland, South Carolina, Illinois, Colorado and New Mexico. Noninterest-bearing demand deposits and low-cost interest-bearing transaction accounts increased to 23.6% and 48.0%, respectively, of total deposits as of September 30, 2011 compared to 20.9% and 44.5%, respectively, as of year-end 2010.  Simultaneously for the same periods, higher costing time deposits declined to 28.3% of total deposits compared to 34.6%. In total, our core deposits increased to $471.7 million representing 83.6% compared to 78.0%, respectively, of our total deposits as of September 30, 2011 and year-end 2010. A key factor to our success in core deposit growth is our “CommunityPLUS” division, dedicated to growing deposits specifically in the property management industry. This division experienced deposit growth of approximately $36.3 million, growing to approximately $236.8 million as of September 30, 2011 compared to $200.4 million as of year-end 2010. As of September 30, 2011, deposits within this division represented approximately 42.0% of our total deposits, up from 35.6% of total deposits as of year-end 2010.

Non-interest bearing deposits increased $15.6 million or 13.2% to $133.4 million as of September 30, 2011 compared to $117.8 million as of year-end 2010 while interest-bearing transaction deposits grew to $270.9 million, an increase of $20.4 million or 8.2%. Our “CommunityPLUS” division contributed approximately $7.5 million and $24.3 million, respectively, of the increases in these deposit fund categories. Conversely, time deposits decreased $34.6 million to $159.8 million as of September 30, 2011 down from $194.4 million as of year-end 2010.  The decline in these deposits was, for the most part, intentional as strategic decisions regarding profitability and/or non-relationship accounts led to the intentional reduction in generally more volatile time deposits over $100,000, which declined $21.1 million from year-end 2010 in addition to the purposeful elimination of $5.2 million of non-relationship internet deposits. Time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program decreased $6.2 million to $19.9 million as of September 30, 2011. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Time deposits less than $100,000, which are generally more relationship generated, declined $2.1 million from year-end 2010 to $67.4 million as of September 30, 2011.

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

Strong core deposit growth continues to minimize our need for short-term borrowings. Short-term borrowings as of September 30, 2011, consisting solely of securities sold under repurchase agreements, were $27,000, compared to $3.6 million as of year-end 2010. Long-term borrowings remained unchanged from year-end 2010 at $27.3 million consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $952,000 to $38.5 million as of September 30, 2011.  The increase was primarily provided by net income of $547,000 and other comprehensive income of $343,000.

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2011 and 2010

Net Income.  For the three-month period ended September 30, 2011, net income was $233,000 compared to $339,000 for the corresponding three-month period of 2010, representing a decrease of $106,000 or 31.3%.  On a diluted share basis, earnings were $.03 and $.05 per share, respectively, for the three-month periods ended September 30, 2011 and 2010. The length and depth of the recession and the sluggish recovery continue to affect real estate and business activity in the markets we serve and continue to restrain our overall results of operations compared to pre-recession results. Lower earnings are driven by a decline in loan volume resulting in lower interest income, high levels of nonperforming assets and continued foreclosed asset valuation adjustments. Favorable changes in deposit mix helped to minimize the decrease in net interest income and $2.2 million of securities sales generated gains of approximately $45,000. For the three months ended September 30, 2011, return on average assets was .15% compared to .21% for the prior year period while for the same periods return on average equity was 2.41% compared to 3.51%.

Net Interest Income. Interest income for the three months ended September 30, 2011 decreased $751,000 or 9.6% over the prior year period while for the same period interest expense decreased $481,000 or 27.2% resulting in a net decrease of $270,000 in net interest income over the prior year three-month period. Net interest income was $5.8 million for the three-month period ended September 30, 2011 compared to $6.1 million for the prior year period, down 4.4%.

Interest income is affected by changes in the mix and volume of average earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the three months ended September 30, 2011 was $7.1 million compared to $7.9 million for the prior year period, a decrease of $751,000.  The reduction in interest income is primarily due to the $30.0 million decrease in volume of average performing loans, our highest yielding earning asset coupled with a 27 basis point decline in average loan yield. The decline in average loan volume effectively reduced interest income by approximately $423,000 while lower yields on the loan portfolio reduced interest income by approximately $318,000. A net volume increase in all other average interest-earning assets of $13.0 million provided approximately $64,000 in additional interest income. In summary, the overall net decline of $17.0 million in average interest-earning assets decreased interest income approximately $359,000 while lower yields on interest-earning assets reduced interest income approximately $392,000.  In addition, no interest income is recognized when loans are on nonaccrual status. Accrued interest is reversed and future interest accruals are suspended at the time loans are placed on nonaccrual status. During the three-month period ended September 30, 2011, loans on nonaccrual status averaged approximately $24.5 million, representing an estimated quarterly loss of interest income of $338,000.  During the prior year period, nonaccrual loans averaged $14.2 million, representing an estimated quarterly loss of interest income of $205,000.

Our efforts in improving our deposit mix and repricing deposits at lower rates were the primary factors for the overall decrease in interest expense. Interest expense for the three months ended September 30, 2011 was $1.3 million compared to $1.8 million for the prior year three-month period, a decrease of $481,000. Average time deposits decreased $41.7 million from the previous year period primarily in non-core internet and single-service certificates of deposit. These higher-costing and generally more volatile deposits were replaced with lower costing interest checking, money market and non-interest-bearing transaction deposits which grew in total an average of $43.4 million, of which $23.5 million were in non-interest-bearing demand deposits. Average short-term borrowings declined $4.7 million. In summary, the overall decrease in interest-bearing liabilities of $26.4 million decreased interest expense by approximately $157,000 while lower interest rates paid on these funds decreased interest expense approximately $324,000.

The yield on our earning assets averaged 4.87% during three months ended September 30, 2011 compared to 5.23% during for the three months ended September 30, 2010.  During the same periods, the cost of our interest-bearing liabilities averaged 1.12% compared to 1.46%.  Overall our net interest margin during this period, excluding average nonaccrual loans, decreased six basis points to 3.99% compared to 4.05%.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$460,352	$6,348	5.47%	$490,337	$7,089	5.74%
Loans held for sale	45,853	602	5.21%	33,983	461	5.38%
Investments available for sale	15,614	111	2.82%	21,037	165	3.11%
Investments held to maturity	250	5	4.76%	249	3	4.78%
Other interest-earning assets	56,589	36	0.27%	49,992	135	1.07%
Total interest-earning assets	578,658	7,102	4.87%	595,598	7,853	5.23%

Other assets	54,644			40,737

Total assets	$633,302			$636,335

Interest-bearing liabilities:
Deposits:
Savings, NOW & money market	$258,917	377	0.58%	$238,963	499	0.83%
Time deposits over $100,000	77,379	354	1.82%	101,286	550	2.15%
Other time deposits	90,818	330	1.44%	108,599	474	1.73%
Short-term borrowings	856	-	-	5,509	3	0.22%
Long-term borrowings	27,254	228	3.32%	27,278	244	3.55%
Total interest-bearing liabilities	455,224	1,289	1.12%	481,635	1,770	1.46%

Demand deposits	136,990			113,498
Other liabilities	2,706			2,903
Shareholders' equity	38,382			38,299

Total liabilities and shareholders' equity	$633,302			$636,335

Net interest income and interest rate spread		$5,813	3.75%		$6,083	3.77%

Net yield on average interest-earning assets			3.99%			4.05%

Ratio of average interest-earning assets to average intest-bearing liabilities			127.12%			123.66%

Net yield on average interest-earning assets including nonaccrual loans			3.82%			3.96%

(1) Nonaccrual loans are excluded in loan amounts.
Provision for Loan Losses.  The provision for loan losses was $2.1 million for the three months ended September 30, 2011, $29,000 lower than in the prior year three-month period.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by management. Net charge-offs were down slightly from the prior year three-month period due to a $530,000 recovery in September 2011 on a previously charged-off loan. Lower net charge-offs, recent improvement in nonaccrual and past-due loans in addition to the decline in loan demand in general resulted in the $29,000 decrease in loan loss provision. The allowance for loan losses was $9.7 million as of September 30, 2011 or 2.01% of loans outstanding compared to $9.9 million or 1.99% of loans outstanding as of year-end 2010. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Non-interest Income. Non-interest income decreased $213,000 or 13.5% to $1.4 million for the three months ended September 30, 2011 compared to the prior year period.  Excluding security gains, non-interest income decreased $150,000 over the prior year period. Fees from mortgage operations and wealth management division were down $79,000 and $137,000, respectively from the prior year period due to declines in volume from the prior year quarter. As a percentage of average assets, non-interest income decreased to .85% for the three months ended September 30, 2011 compared to .98% for the prior period.

Non-interest Expense. Non-interest expense for the three months ended September 30, 2011 decreased $199,000 or 4.1% to $4.7 million from $4.9 million for the prior year period. The decrease is primarily attributable to lower FDIC insurance premiums and fewer losses on sales of foreclosed properties.

Salaries and other personnel expense represent our largest expense category at $2.2 million for the three months ended September 30, 2011, up only $6,000 from the prior year period. Contrary to mortgage fee income, personnel expense attributable to our mortgage division rose slightly remaining at approximately 25.3% of total personnel expense for the three month periods ended September 30, 2011 and 2010 due to costs attributable to non-fee driven support personnel. Personnel expense within our wealth management services division is also primarily fee driven.  Personnel expense for this division decreased approximately $112,000 over the prior year period. The decrease in commissions paid offset increases attributable to organizational changes within management as well as fewer deferred loan origination costs as a result of the slowdown in new commercial loan activity. We continued to temporarily suspend 401k matching benefits, incentive bonuses and merit increases as part of the cost saving initiatives we began in 2009.  As a percentage of average assets, personnel expense increased slightly to 1.40% for the three months ended September 30, 2011 compared to 1.39% for the prior year period.

Occupancy and equipment costs decreased $37,000 to $691,000 for the three months ended September 30, 2011. All other non-interest expense decreased $168,000 or 8.7% over the prior year period primarily due to an overall decrease of $146,000 in net foreclosed asset costs and a $214,000 decrease in FDIC insurance premiums. Subsequent to foreclosure, valuations are periodically performed on foreclosed properties. Revaluations of foreclosed properties during the three months ended September 30, 2011 resulted in valuation losses of $427,000 compared to $379,000 for the prior year period, up $48,000. Additional losses incurred at the time of sale on foreclosed properties and general costs to maintain foreclosed properties net of rental income received were down approximately $194,000 over the prior year period. As a percent of average assets, net foreclosed asset costs were down to .27% for the three months ended September 30, 2011 compared to .36% for the prior year period. FDIC insurance premiums were down due to an overall lower deposit base from the prior year.  Our outsourced services expense is related to data processing and other services for our customers’ accounts.  These primarily volume driven costs were up $82,000 over the prior year period, substantially in response to outsourced software services due to increased volume from customers of our “CommunityPLUS” division. Director fees increased $50,000 due to the re-instatement of corporate board fees after a two year suspension of these fees. There were no other significant changes in other noninterest expenses. Including net costs related to foreclosed assets, our non-interest expense as a percentage of average assets was 2.94% for the three months ended September 30, 2011 compared to 3.09% for the prior year period.

We recorded $106,000 and $255,000, respectively, in income tax expense for the three months ended September 30, 2011 and 2010.  Income tax expense as a percentage of pretax income for the same periods was 31.3% and 42.9%, respectively.  Changes in permanent tax differences and tax exempt income resulted in a higher effective rate for the prior year period.

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2011 and 2010

Net Income.  Net income for the nine-month period ended September 30, 2011 decreased $616,000 or 53.0% to $547,000 from $1.2 million for the corresponding nine-month period of 2010. On a diluted share basis, earnings for the periods were $.07 and $.16 per share, respectively. Earnings continue to be below pre-recession levels driven by several factors including a decline in loan volume resulting in lower interest income, high levels of nonperforming assets and continued foreclosed asset valuation adjustments. Favorable changes in deposit mix helped to minimize the decrease in net interest income. For the nine months ended September 30, 2011, return on average assets was .11% compared to .23% for the prior year period while for the same periods return on average equity was 1.92% compared to 4.12%.

Net Interest Income. Net interest income for the nine months ended September 30, 2011 decreased $548,000 or 3.2% from the prior year period. The decline in income is primarily a result of decreased loan volume, our highest yielding earning asset, resulting from decreased activity within our markets due to the prolonged effects of the recession.

Interest income is affected by changes in the mix and volume of average earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the nine months ended September 30, 2011 was $20.9 million compared to $23.2 million for the prior year period, a decrease of $2.3 million.  The reduction in interest income is primarily due to a $34.6 million decrease in volume of average performing loans, our highest yielding earning asset. This decline in average loan volume effectively reduced interest income by approximately $1.5 million while the $13.0 million increase in average mortgage loans held for sale provided additional interest income of approximately $483,000.  All other interest-earning assets declined overall by an average of $10.5 million, reducing interest income approximately $274,000. In summary, the overall net decline of $32.0 million in average interest-earning assets decreased interest income approximately $1.2 million while lower yields on interest-earning assets reduced interest income approximately $1.1 million. In addition, interest income not recognized due to loans on nonaccrual status during the nine-month periods ended September 30, 2011 and 2010 was approximately $950,000 and $702,000, respectively, as loans on nonaccrual status averaged approximately $22.9 million and $16.4 million, respectively, for these periods.

Improvement in our deposit mix resulting from the successful building of our core deposits and repricing deposits at lower rates were the primary factors for the overall decrease in interest expense. Interest expense for the nine months ended September 30, 2011 was $4.1 million compared to $5.9 million for the prior year period, a decrease of $1.8 million. Average time deposits decreased $59.1 million from the previous year period primarily in non-core wholesale brokered, internet and single-service certificates of deposit. These higher-costing and generally more volatile deposits were replaced with lower costing interest checking, money market and non-interest-bearing transaction deposits which grew in total an average of $36.6 million, of which $21.9 million were in non-interest-bearing demand deposits. Average short-term borrowings declined $2.7 million from the prior year period.  In summary, the overall decrease in average interest-bearing liabilities of $47.2 million decreased interest expense approximately $747,000 while lower interest rates paid on these funds decreased total interest expense by approximately $1.0 million.

The yield on our earning assets averaged 4.76% during the nine months ended September 30, 2011 compared to 5.01% during for the nine months ended September 30, 2010.  During the same periods, the cost of our interest-bearing liabilities averaged 1.19% compared to 1.55%.  Overall our net interest margin, excluding average nonaccrual loans, increased 8 basis points to 3.82% compared to 3.74%.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$462,276	$19,164	5.54%	$496,829	$21,298	5.73%
Loans AFS	33,474	1,148	4.59%	20,467	819	5.35%
Investments available for sale	20,631	453	2.94%	22,137	546	3.30%
Investments held to maturity	250	8	4.28%	477	13	3.64%
Other interest-earning assets	71,262	143	0.27%	79,987	566	0.95%
Total interest-earning assets	587,893	20,916	4.76%	619,897	23,242	5.01%

Other assets	50,604			44,031

Total assets	$638,497			$663,928

Interest-bearing liabilities:
Deposits:
Savings, NOW & money market	$254,504	1,258	0.66%	$239,791	1,565	0.87%
Time deposits over $100,000	83,751	1,157	1.85%	114,397	1,945	2.27%
Other time deposits	92,502	1,014	1.47%	120,996	1,680	1.86%
Short-term borrowings	3,250	2	0.08%	5,965	16	0.36%
Long-term borrowings	27,260	689	3.38%	27,282	692	3.39%
Total interest-bearing liabilities	461,267	4,120	1.19%	508,431	5,898	1.55%

Demand deposits	136,699			114,812
Other liabilities	2,389			2,921
Shareholders' equity	38,142			37,764

Total liabilities and shareholders' equity	$638,497			$663,928

Net interest income and interest rate spread		$16,796	3.56%		$17,344	3.46%

Net yield on average interest-earning assets			3.82%			3.74%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.45%			121.92%

Net yield on average interest-earning assets including nonaccrual loans			3.68%			3.64%

(1) Nonaccrual loans are excluded in loan amounts.

Provision for Loan Losses.  The provision for loan losses was $4.6 million for the nine months ended September 30, 2011, $458,000 lower than in the prior year period.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The provision for loan losses is down from the prior year period due to fewer net charge-offs, which were down 10.6% from the prior year nine-month period, a decline in new loan demand and recent improvement in the levels of impaired and past due loans. The allowance for loan losses was $9.7 million as of September 30, 2011 or 2.01% of loans outstanding compared to $9.9 million or 1.99% of loans outstanding as of year-end 2010. See “Allowance for Loan Losses and Asset Quality” for additional detail.

Non-interest Income. Non-interest income was $3.3 million for the nine months ended September 30, 2011 compared to $2.9 million for the prior year period, an increase of $384,000.  Included in noninterest income were security gains of $374,000 and $340,000, respectively, for the nine months ended September 30, 2011 and 2010.  Excluding security gains, non-interest income grew $350,000 or 13.8% over the prior year period. Fees from mortgage operations were up $301,000 to $2.0 million for the nine months ended September 30, 2011. Our acquisition and operations of NSB Mortgage did not begin until mid-February 2010 resulting in less fee income generated in the prior year period. Fees from annuity sales and other fees generated from our wealth management services division provided $327,000 in non-interest income, down slightly from the prior year period. Our restructure of our wealth management services division and the appointment of a new director for this division during the second quarter of 2010 continues to generate higher levels of income over periods prior to the division restructure.  We expect fees from this division as well as fees from our mortgage division to be key sources of noninterest income in the future. As a percentage of average assets, non-interest income increased to .68% for the nine months ended September 30, 2011 compared to .58% for the prior period.

Non-interest Expense. Non-interest expense for the nine months ended September 30, 2011 was $14.6 million, an increase of $1.5 million or 11.2% over the prior year period. The increase is primarily attributable to additional personnel expense.

Salaries and other personnel expense increased $982,000 representing 46.5% of our total noninterest expense for the nine months ended September 30, 2011 up from 44.2% for the prior year period.  Representing over half of the overall increase in personnel expense, $569,000 was attributable to our mortgage division by means of commissions paid to mortgage loan originators as well as additional costs for support personnel.  As with the increase in mortgage fee income over the prior year, personnel expense for this division includes nine months of expense during 2011 compared to approximately seven months in the prior year period due to the timing of the acquisition. Another substantial factor for the increase in personnel cost is attributable to fewer deferred loan origination costs, contributing to approximately $197,000 of the increase in personnel costs as a result of the slow down in new commercial loan demand.  Another factor contributing to the increase are organizational changes within management, primarily the addition of a regional market executive position implemented in 2011.  Overall, full time equivalent employees were essentially flat over the prior year. We continue to temporarily suspend 401k matching benefits, incentive bonuses as well as merit increases as part of the cost saving initiatives we began in 2009.  As a percentage of average assets, personnel expense increased to 1.43% for the nine months ended September 30, 2011 compared to 1.17% for the prior year period.

Occupancy and equipment costs remained unchanged over the prior year period at $2.1 million the nine months ended September 30, 2011 and 2010. Other non-interest expenses increased $488,000 or 9.3% over the prior year period primarily due to increased expenses related to foreclosed assets, data processing fees and the reinstatement of director fees. Subsequent to foreclosure, valuations are periodically performed on the properties. Revaluations of foreclosed properties during the first nine months of 2011 resulted in valuation losses of $1.4 million compared to $1.0 million for the prior year period, up $356,000. Additional losses from sales of foreclosed properties were $57,000 for the 2011 nine-month period compared to losses of $186,000 for the prior year period. General costs to maintain foreclosed properties net of rental income received were down $112,000 from the prior year period. As a percent of average assets, net foreclosed asset costs were .31% for the nine months ended September 30, 2011 compared to .28% for the prior year period. Our outsourced services expense is related to data processing and other services for our customers’ accounts.  These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. In total, outsourced data processing fees were up $298,000 over the prior year period, substantially in response to outsourced software services due to increased volume from customers of our “CommunityPLUS” division. Director fees were up $127,000 due to the re-instatement of corporate board fees after a two year suspension of these fees. FDIC insurance premiums were down $241,000 due to the overall decrease in deposits.  There were no other significant changes in other noninterest expenses. Including additional net costs related to foreclosed assets, non-interest expense as a percentage of average assets was 3.07% for the nine months ended September 30, 2011 compared to 2.65% for the prior year period.

We recorded $298,000 and $861,000, respectively, in income tax expense for the nine months ended September 30, 2011 and 2010.  Income tax expense as a percentage of pretax income for the same periods was 35.3% and 42.5%, respectively.  Changes in permanent tax differences and tax exempt income resulted in a higher effective rate for the prior year period.

Allowance for Loan Losses and Asset Quality

Nonperforming assets as of September 30, 2011 were comprised of $23.8 million nonaccrual loans, and foreclosed assets of $2.7 million. The nonaccrual loans included $7.7 million of loans considered troubled debt restructurings, or TDRs, where a concessionary modification was granted to the borrower due to current or expected financial difficulties of the borrower. Additional TDRs of $6.9 million continued on an accruing status as of September 30, 2011. Concessions we have granted to customers experiencing financial difficulties resulting in a TDR primarily include reduction in interest rate and extended payment terms.

Our level of accruing 30 to 89 day past due loans was $1.1 million as of September 30, 2011, down from $3.7 million as of June 30, 2011, $4.8 million as of March 31, 2011 and $11.9 million as of year-end 2010. Total nonaccrual loans were $23.8 million or 4.9% of period-end loans as of September 30, 2011, up from $11.5 million or 2.3% of period-end loans as of December 31, 2010 but have declined from $26.8 million or 5.5% of period-end loans as of June 30, 2011.  Our borrowers tied to the residential and commercial real estate industry continued to experience slow business activity resulting from the recession. The business activity of our customers in the markets we serve, particularly those involved in residential real estate, have experienced continuing restrictions on cash-flows resulting from low real estate sales. The effect of the recession on our customers continues to directly impact our level of nonaccrual loans.

The table below presents for the dates indicated summary information regarding our non-performing assets, TDRs, potential problem loans and loans 90 days or more past due.  For further detail by loan category, see Note E to our consolidated financial statements.

	September 30, 2011		December 31, 2010
	(Dollars in thousands)

Nonaccrual loans	$16,238		$10,972
TDR nonaccrual loans	7,542		520
Total nonaccrual loans	23,780		11,492

Foreclosed assets	2,712		5,296
Total nonperforming assets	$26,492		$16,788

Accruing loans past due 90 days or more	$-		$131
TDR accruing loans	$6,909		$11,741
Potential problem loans	$2,091		$1,184
Allowance for loan losses	$9,711		$9,935

Nonaccrual loans to period end loans	4.92%		2.30%
Allowance for loan losses to period end loans	2.01%		1.99%
Nonperforming assets to total assets	4.19%		2.65%
Ratio of allowance for loan losses to nonaccrual loans	0.41	x	0.86	x

As of September 30, 2011, 96.2% of our nonaccrual loans were real-estate secured, with 36.6% represented within our New Hanover County market. Real-estate secured residential construction and commercial construction and land development loans comprised 70.8% of nonaccrual loans. All nonaccrual residential construction loans were located in our Wake County market, while 13.3% of commercial construction loans were located in Wake County and 26.6% in New Hanover County. In total, $8.7 million or 36.6% of the $23.8 million nonaccrual loans as of September 30, 2011 were located in our New Hanover County market area with the remaining $15.1 million represented throughout our locations in Wake County.

The following table is a summary of our nonaccrual loans by major category for the total Bank, New Hanover County and Wake County as of September 30, 2011.

	Nonaccrual Loan Composition as of September 30, 2011
	Total Bank		New Hanover County		Wake County
		% of Total		% of Total		% of Total
		Nonaccrual		Nonaccrual		Nonaccrual
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate loans:
Residential construction	$7,320	30.8%	$-	0.0%	$7,320	30.8%
Commercial construction	9,503	40.0%	6,337	26.6%	3,166	13.3%
Other residential real estate	3,721	15.6%	716	3.0%	3,005	12.6%
Other commercial real estate	2,336	9.8%	1,635	6.9%	701	2.9%
	22,880	96.2%	8,688	36.5%	14,192	59.7%
Non-real estate loans:
Commercial and industrial	886	3.7%	-	0.0%	886	3.7%
Consumer and other	14	0.1%	14	0.1%	-	0.0%
	900	3.8%	14	0.1%	886	3.7%
Total nonaccrual loans	$23,780	100.0%	$8,702	36.6%	$15,078	63.4%

An aggregate of $12.6 million of the nonaccrual loans as of September 30, 2011 is attributable to six borrowers substantially consisting of commercial and residential construction loans.  Approximately $5.8 million or 45.9% are loans to borrowers located in our New Hanover County market area. The average loan exposure for these borrowers is approximately $2.1 million with the largest exposure to any one borrower included in our nonaccrual loans at $4.5 million for residential construction. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating $698,000 on these loans were necessary in addition to $1.1 million of partial charge-offs. Our impairment analysis on the remaining $11.2 million of nonaccrual loans resulted in additional impairment reserves of $1.4 million in addition to life to date partial charge-offs of $5.4 million.  Due to financial difficulties of the borrowers, included in the above nonaccrual loans are 13 residential and commercial real estate TDR loans totaling $7.7 million where concessionary modifications were granted to the borrower that otherwise would not have been granted. See Note E to our consolidated financial statements for additional detail regarding loans, nonaccrual loans and credit quality.

Our loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.  Net charge-offs were $4.8 million or .99% of average loans for the nine-month period ended September 30, 2011, down from net charge-offs of $5.4 million or 1.05% of average loans for the prior year period. Approximately $4.5 million or 94.7% of the net loan charge-offs for the nine months ended September 30, 2011 were real estate secured loans, with $1.5 million or 31.5% representing properties located in our New Hanover County market and the remaining 63.2% represented properties located throughout our Wake County markets. Approximately 38.6% of the net charge-offs were for residential real estate property while 56.1% were for commercial real estate property. For the three months ended September 30, 2011 net charge-offs were $2.4 million or .49% of average loans, compared to $2.4 million or .48% of average loans for the prior year three-month period.  Our loan loss allowance as a percentage of loans was 2.01% as of September 30, 2011 and 1.99% as of December 31, 2010. The level of the loan loss allowance relative to gross loans increased primarily due to a higher charge-off rate applied to the general reserve and additional reserves for new loan impairments.

The following table is a summary of our net charge-offs by major category for the total Bank, New Hanover County and Wake County as of September 30, 2011.

	Net Charge-off Composition for the Three-Month Period Ended September 30 , 2011
	Total Bank		New Hanover County		Wake County
	Amount	% of Net Charge-offs	Amount	% of Total Bank Net Charge-offs	Amount	% of Total Bank Net Charge-offs
	(Dollars in thousands)
Real estate loans:
Residential construction	$513	21.7%	$-	0.0%	$513	21.6%
Commercial construction	1,058	44.6%	728	30.7%	330	13.9%
Other residential real estate	(138)	-5.8%	(497)	-21.0%	359	15.1%
Other commercial real estate	890	37.5%	518	21.8%	372	15.7%
	2,323	98.0%	749	31.6%	1,574	66.4%
Non-real estate loans:
Commercial and industrial	5	0.2%	-	0.0%	5	0.2%
Consumer and other	43	1.8%	-	0.0%	43	1.8%
	48	2.0%	-	0.0%	48	2.0%
Total loans	$2,371	100.0%	$749	31.6%	$1,622	68.4%

	Net Charge-off Composition for the Nine-Month Period Ended September 30 , 2011
	Total Bank		New Hanover County		Wake County
	Amount	% of Net Charge-offs	Amount	% of Total Bank Net Charge-offs	Amount	% of Total Bank Net Charge-offs
	(Dollars in thousands)
Real estate loans:
Residential construction	$648	13.5%	$(12)	-0.3%	$660	13.7%
Commercial construction	1,207	25.2%	728	15.2%	479	10.0%
Other residential real estate	1,202	25.1%	86	1.8%	1,116	23.3%
Other commercial real estate	1,483	30.9%	708	14.8%	775	16.2%
	4,540	94.7%	1,510	31.5%	3,030	63.2%
Non-real estate loans:
Commercial and industrial	229	4.8%	140	2.9%	89	1.9%
Consumer and other	26	0.5%	-	0.0%	26	0.5%
	255	5.3%	140	2.9%	115	2.4%
Total loans	$4,795	100.0%	$1,650	34.4%	$3,145	65.6%

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, investment securities and loans classified as held for sale) comprised $118.9 million or 18.8% and $110.7 million or 17.5%, respectively, of our total assets as of September 30, 2011 and December 31, 2010.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets.  We are also authorized to borrow from the Federal Reserve Bank’s “discount window.”  As of September 30, 2011, we had pledged specific collateral for potential borrowing of up to $138.2 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase.  As of September 30, 2011, our short-term borrowings consisted of securities sold under agreements to repurchase of $27,000. As of September 30, 2011, overnight excess funds of $41.9 million were invested in our account at the Federal Reserve.

Total deposits were $564.2 million and $562.7 million, respectively, as of September 30, 2011 and December 31, 2010.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 28.3% and 34.6%, respectively, of total deposits as of September 30, 2011 and December 31, 2010. Time deposits of $100,000 or more represented 12.9% and 16.7%, respectively, of our total deposits as of September 30, 2011 and December 31, 2010.  As of September 30, 2011 and year-end 2010, we had no wholesale brokered certificates of deposit.  Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. Deposits generated through an internet subscription service of $5.2 million as of year-end 2010, were intentionally eliminated by the end of the first quarter of 2011. We believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that we believe will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate.  We believe our liquidity position as of September 30, 2011 is adequate to meet our operating needs.

Short and long-term borrowings as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements	$27	$3,615
	$27	$3,615

Long-term borrowings:
FHLB advances	$787	$804
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465
	$27,252	$27,269

A description of the trust preferred securities and related junior subordinated debentures outstanding as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010	Maturity	Interest
	(Dollars in thousands)		Date	rate
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly
	$15,465	$15,465

A description of the subordinated notes outstanding as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010	Maturity	Interest
	(Dollars in thousands)		Date	rate
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of September 30, 2011, our equity to assets ratio was 6.08%. The Bank's tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 8.20%, 10.32% and 13.77%, respectively, as of September 30, 2011 compared to 8.04%, 9.64% and 12.99% as of December 31, 2010.  As of September 30, 2011, the Bank exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations. Based on the current economic and regulatory environment, the Bank’s board of directors has decided to maintain a Tier I leverage ratio of 8% or more and a total risk based capital ratio of 12% or more. Our capital does not include any funds from the Capital Purchase Plan of the U.S. Government’s Troubled Asset Relief Program, or TARP.

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

Item 4.  Controls and Procedures

(a)
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

NORTH STATE BANCORP

Date: November 14, 2011	By:	/s/ Larry D. Barbour
Larry D. Barbour President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Kirk A. Whorf
Kirk A. Whorf Executive Vice President and Chief Financial Officer