Form 10-K
period 2011-12-31
NORTH STATE BANCORP
filed 2012-03-30
CIK 1175029

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
Annual Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]   No

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X].

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

The aggregate market value of the common stock held by non-affiliates was approximately $15.9 million as of June 30, 2011, based on the closing price of the common stock as quoted on the over-the-counter Bulletin Board on that day.

As of March 29, 2012, the registrant had outstanding 7,427,976 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2012 Annual Meeting of Shareholders to be held on May 31, 2012 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011 are incorporated by reference into Part III of this report.

NORTH STATE BANCORP

ANNUAL REPORT ON FORM 10-K

Table of Contents

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents we file with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenue, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: local, regional and national economies; changes in real estate values and real estate markets; substantial changes in financial markets; changes in interest rates; changes in legislation or regulation;  loss of deposits and loan demand to other savings and financial institutions; our ability to manage growth; changes in accounting principles, policies, or guidelines; and other economic competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

North State Bank was incorporated under the laws of the State of North Carolina in May 2000 and opened for business on June 1, 2000.  The Bank is not a member of the Federal Reserve System.  Our main office and that of the Bank is located at 6204 Falls of the Neuse Road in north Raleigh, North Carolina.  The Bank also operates full service offices at 4270 The Circle at North Hills, Raleigh, 2413 Blue Ridge Road in west Raleigh, 14091 New Falls of Neuse Road in the Wakefield area of north Raleigh, 835 Highway 70 West in Garner, North Carolina, 230 Fayetteville Street in downtown Raleigh, and 1411 Commonwealth Drive, Wilmington, North Carolina and a mortgage loan office at 1340 Environ Way, Chapel Hill, North Carolina. The term “we” in this report refers interchangeably to North State Bancorp and North State Bank.

We focus on serving the total banking needs of professional firms, professionals, property management companies, churches, non-profits and individuals who highly value a mutually beneficial banking relationship in the cities of Raleigh, Garner and Wilmington and the greater Wake County and New Hanover County market areas, by providing banking services including checking, savings and investment accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; wire transfer; and other associated services.  Our “CommunityPLUS” property management division is dedicated to serving community association management companies by offering services specific to this industry. In June 2011, the Bank established North State Title, LLC, a wholly owned subsidiary, which owns 67% of Title Group, LLC, a title insurance agency. Through the Bank’s subsidiary, we offer wealth management and brokerage services.  North State Bank Mortgage, a division of the Bank, began operations during February 2010 for the purpose of originating and selling single family, residential first mortgage loans.

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

The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.  For 2011, the Bank qualified for Risk Category II.  The actual assessment is dependent upon certain risk measures as defined in the final rule.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund will adequately cover projected losses from future bank failures, the FDIC, in late 2008, adopted a rule that alters the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by seven basis points.  These new rates ranged from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Under the FDIC’s restoration plan, the FDIC established new initial base assessment rates that are subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates range from 12 to 14 basis points for Risk Category I institutions to 45 basis points for Category IV institutions.  Changes in the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, and lowering premiums for smaller institutions with very high capital levels.

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

In late 2009, the Board of Directors of the FDIC adopted a rule to require insured institutions to prepay their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The assessment rate was based on the third quarter of 2009 and assumed a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. The entire assessment is accounted for as a prepaid expense as of December 30, 2009.  For each quarter in 2011 and 2010, we have expensed the portion of the prepaid expense applicable for each quarter and will continue to charge as an expense to our earnings the portion of the applicable prepaid expense for each quarter of 2012.  The results of the special assessment and increased regular assessments will continue to have a significant impact on our results of operations for 2012 and in the future.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act imposes additional assessments and costs with respect to deposits, requiring the FDIC to impose deposit insurance assessments based on total assets rather than total deposits.  Based on rules passed pursuant to the Dodd-Frank Act, which rules became effective in April 2011, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of the institution, rather than upon deposits payable in the U.S. as was previously the case. The FDIC also adopted a comprehensive, long-range “restoration” plan for the deposit insurance fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. Based upon updated projections for the fund, the new restoration plan would forgo the uniform 3 basis point assessment rate increase previously scheduled to go into effect on January 1, 2011, and would keep the current rate schedule in effect. The FDIC’s rule also envisions eventually building the fund’s reserve ratio to 2.0 percent. Base assessment rates would adjust downward over time as the fund reached specified reserve levels. At this time, the ultimate effect of these legislative and regulatory developments, including the new assessment rules, cannot be predicted with any certainty. FDIC insurance assessments could be further increased in the future if the FDIC finds it necessary to adequately maintain the Deposit Insurance Fund. Currently, the Banks’ assessment rate under Risk Category II is 12.98 basis points.

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

Under the Federal Deposit Insurance Corporation Improvement Act, the FDIC adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of FDIC-insured commercial banks. Under the regulations, a bank is placed in one of the following capital categories:

•	Well Capitalized – a bank which has a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%;

•	Adequately Capitalized – a bank which has a total risk-based capital ratio of at least 8%, a Tier 1 capital ratio of at least 4%, and a Tier 1 leverage ratio of at least 4%;

•	Undercapitalized – a bank that has a total risk-based capital ratio of under 8%, a Tier 1 capital ratio of under 4%, or a Tier 1 leverage ratio of under 4%;

•	Significantly Undercapitalized – a bank that has a total risk-based capital ratio of under 6%, a Tier 1 capital ratio of under 3%, or a Tier 1 leverage ratio of under 3%; and

•	Critically Undercapitalized – a bank whose tangible equity is not greater than 2% of total tangible assets.

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

We have six full-service banking offices located in Wake County and one full-service banking office in Wilmington, New Hanover County. These counties have numerous branches and corporate headquarters of money-center, super-regional, regional and statewide institutions, some of which have a major presence in Raleigh and Wilmington.  In our market areas, we face competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services.  Many of these competitors have greater resources, broader geographic coverage and higher lending limits than we do. We focus our efforts on selective customer groups including professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship.  We believe our efforts in attracting and keeping relationships with our chosen customers help to provide us with a competitive advantage. As of June 30, 2011, we held 2.61% and 1.44%, respectively, of deposits at bank offices in Wake and New Hanover County.

Employees

As of December 31, 2011, we had 119 full-time equivalent employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Risks Related to Our Business

Our Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.

            Currently the United States is in a period of slow economic recovery after suffering from the effects of the prolonged recession that began in 2007 and officially declared over in June 2009. Business activity across a wide range of industries and regions remains greatly reduced compared to pre-2007 recession standards. Although there have been recent indications of increased consumer activity, local governments and many businesses are continuing to experience serious financial difficulty due to lower levels of consumer spending and the continued pressures for available liquidity in the credit markets. Unemployment has declined slightly, however, remaining significantly higher than pre-recession levels with indications of continued high levels over the next several years. Since mid-2007 the financial services industry and the securities markets generally have been, and continue to be materially and adversely affected by significant declines in the values of nearly all asset classes and by concerns of inadequate liquidity and a lack of financing for many investors.

Market conditions have also led to the failure or merger of a number of prominent financial institutions and many small banks and savings institutions. In addition, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions.

 Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of reduced or declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions.  Since September 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including significant investment in the equity of other banking organizations, but asset values generally have either continued to decline or remain low and access to liquidity continues to be limited.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover  counties, in North Carolina and in the United States as a whole.

Overall, during 2011, the business environment has continued to be adverse for many households and businesses in the United States. The business environment in North Carolina and the markets in which we operate has been less adverse than in the United States generally but remains weak and could deteriorate further. It is expected that the business environment in North Carolina and the United States will slowly improve as the economy recovers from the recession. However, there can be no assurance that these conditions will greatly improve in the near term. Such conditions could further adversely affect the credit quality of our loans, the value of our investment securities, and our overall results of operations and financial condition.

The FDIC Deposit Insurance assessments that we are required to pay will increase, possibly materially, in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2011, we expensed $919,000 in deposit insurance assessments and we paid $1.3 million in 2010.  Due to the turmoil in 2008, 2009 and to a lesser extent in 2010 and 2011 in the financial system, including the failure of several unaffiliated FDIC-insured depository institutions, the deposit insurance premium assessments paid by all banks have increased.  Prior to 2009, banks paid anywhere from five basis points to 43 basis points for deposit insurance. The FDIC increased the assessment rate schedule by seven basis points (annualized) beginning on January 1, 2009. In May 2009, the FDIC passed amendments to the restoration plan for the Deposit Insurance Fund.  This amendment imposed a five basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The assessment was collected on September 30, 2009.  On March 17, 2009, the FDIC adopted changes to the Temporary Liquidity Guarantee Program, or TLGP, which may provide the possibility for reduction in the emergency special assessment by up to four basis points. An interim rule proposed on February 27, 2009 would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The FDIC also required insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The assessment rate was based on the third quarter of 2009 and assumed a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. The entire assessment is accounted for as a prepaid expense on our balance sheet, as of December 30, 2009. For each quarter in 2011 and 2010, we have expensed the portion of the prepaid expense applicable for each quarter and will continue to charge as an expense to our earnings the portion of the applicable prepaid expense for each quarter of 2012.  The results of the special assessment and increased regular assessments will continue to have a significant impact on our results of operations for 2012 and in the future. For the quarter beginning April 1, 2011, the FDIC implemented revisions made by Dodd-Frank, including, among other changes, to redefine the FDIC assessment base used for calculating deposit insurance assessments to equal average consolidated total assets minus average tangible equity. Additional or increased assessments in the future would impact our results of operations, perhaps significantly depending on the assessment.

Our profitability depends significantly on economic conditions in our market areas.

Our success depends to a large degree on the general economic conditions in Wake and New Hanover counties and adjoining markets. As of December 31, 2011, approximately 91.4% of our total loan portfolio was secured by real estate located in Wake and New Hanover counties. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. The recession affecting the nation as a whole began to affect North Carolina in the latter half of 2008, with decreased property values and increased loan defaults, which impacted our loan portfolio and those of other financial institutions in the state. As an example, our provision for loan losses in 2011was $6.7 million, significantly higher than the pre-recession provision of $1.3 million expensed in 2007.  In addition, we charged off, net of recoveries, an aggregate of $6.8 million in loans in 2011, approximately the same amount as in 2010, significantly higher than net charge-offs of $302,000 recorded during 2007.  If the value of real estate in our market areas were to further decline materially, a significant portion of our loan portfolio could become under collateralized despite our underwriting efforts to minimize risk, which could have a material adverse effect on us. A significant decline in general economic conditions caused by the recession, unemployment and other factors beyond our control could impact our market areas, perhaps significantly, and could negatively affect our financial condition and performance.

Our loan loss reserves may be insufficient.

We attempt to maintain an appropriate allowance for loan losses to provide for possible losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

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

There is no precise method of predicting credit losses, however, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. If the economy continues to deteriorate, our borrowers could be negatively impacted which could result in higher levels of charge-offs which could require us to increase our allowance for loan losses.

We make and hold in our loan portfolio a significant number of commercial real estate loans, including construction and development loans, which pose more credit and regulatory risk than other types of loans typically made by financial institutions.

As of December 31, 2011, commercial real estate loans, including construction and development loans, comprised approximately 56.2% of our loan portfolio. The amount of commercial construction and development loans in our portfolio approximately doubled between 2007 and 2009, however, by the end of 2011 these loans were below 2007 levels as we returned to our historic niche lending to our chosen customer groups while minimizing builder/developer lending activities.  Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.  Our concentration in commercial real estate exposes us to risk should the economy in our market areas continue to stagnate or further decline. Borrowers may not be able to make current payments on or repay commercial real estate loans and the value of the properties securing these loans may decline, which would reduce the security for these loans.  A continuation of the stagnation or a further downturn in the real estate markets where we have loans could have a material adverse effect on our business, financial condition and results of operations. Further, banks’ concentration in commercial real estate loans have become a focal point of the federal banking regulators; our concentration in these loans subjects us to adverse comment or action by our federal banking regulators, including the FDIC and the Federal Reserve.

If we experience greater loan losses than anticipated, it would have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings would be adversely impacted, which could adversely affect our overall financial condition. We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio between 2007 and 2008, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Our net loan charge-offs in 2011 were $6.8 million and our provision for loan losses was $6.7 million. Loan losses can cause insolvency and failure of a financial institution. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce our loan loss allowance. A reduction in our loan loss allowance may require an increase in our provision for loan losses, which would reduce our earnings.

Liquidity is essential to our business and we rely, in part, on external sources to finance a significant portion of our operations.

Liquidity is essential to our business. Our liquidity could be substantially negatively affected by our inability to attract sufficient deposits, access secured lending markets, brokered deposit markets or raise funding in the long-term or short-term capital markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if the Federal Home Loan Bank or deposit brokers develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could develop if we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover employee misconduct or illegal activity, among other things. If we were unable to raise funds using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and loan portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our operations.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices and pursuing business relationship opportunities within our chosen niches. We grew rapidly since we began operations in 2000 through 2007. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. As anticipated, slower loan growth during 2011 coupled with high loan charge-offs decreased loans overall by $9.1 million. Excluding $39.8 million in single-family residential mortgages originated through North State Bank Mortgage and held for investment, total loans decreased $48.9 million. We further anticipate continued slow growth in loan volume in 2012 as compared to our growth prior to 2008 due to continued sluggish economic conditions and our focus on our historic customer groups. There can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our historic rate of growth, either through internal growth or through expansion in our existing markets or into new markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance. There are considerable costs involved in opening new banking offices.  New banking offices generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more.  Also, we have no assurance these new or any future banking offices will be successful even after they are established.

Interest rate volatility could significantly harm our business.

Our results of operations may be significantly affected by the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. A significant component of our earnings is our net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and our borrowings. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings.  The Federal Reserve has made significant changes in interest rates during the last few years, and especially during 2008.  The decline in market interest rates that occurred throughout 2008 and in particular in the fourth quarter of 2008 and the continued low rates in the years since have negatively impacted our net interest income, net interest spread, net interest margin, and overall results of operations. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes, especially decreasing rates, are expected to have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates.  Fluctuations in interest rates are not predicable or controllable and therefore there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.  In addition, increases in interest rates could increase the interest we owe on our long-term debt which would have a negative effect on our results of operations.

We rely heavily on the services of key personnel.

Larry D. Barbour, our president and chief executive officer, has substantial experience with our operations and has contributed significantly to our growth since our founding. The loss of the services of Mr. Barbour or of one or more members of our executive management team may have a material adverse effect on our operations. If Mr. Barbour or other members of our executive management team were no longer employed by us, our operations and our ability to implement our growth strategy could be impaired.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource. Retention of our employees is important to our successful operation and competition for qualified employees is intense. We may expand our banking network over the next several years, not just in our existing core market areas, but also in other community markets throughout central and eastern North Carolina and other contiguous markets. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. In order to retain and attract qualified employees, we must compensate such employees at market levels. Those levels have caused employee compensation to be our greatest noninterest expense as compensation is highly variable and moves with performance. If we are unable to continue to retain and attract qualified employees, or if compensation costs required to retain and attract employees become more expensive, our performance, including our competitive position, could be materially adversely affected.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the North Carolina Office of the Commissioner of Banks, the FDIC, the Federal Reserve Board and Consumer Financial Protection Bureau, or CFPB. Our compliance with these regulations is costly and restricts certain of our current and possible future activities, including, investments, loans and interest rates charged, interest rates paid on deposits, locations of offices, payment of cash dividends, and mergers and acquisitions. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, the cost of our funds and FDIC insurance, our ability, should we decide to pay cash dividends on our common stock, and our ability to make acquisitions.  Further, a “critically undercapitalized” institution (even if it has a positive net worth) may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on subordinated debt (subject to certain limited exceptions). Accordingly, if we were to become “critically undercapitalized,” we would generally be prohibited from making payments on the subordinated notes we issued in May and July 2008.  In addition, “critically undercapitalized” institutions are subject to the appointment of a receiver or conservator with specified time frames.  The regulators have discretion to impose additional restrictions on undercapitalized, significantly undercapitalized and critically undercapitalized institutions which could restrict our operations and our ability to make payments on our subordinated notes were we to fall under any undercapitalized category.

The Dodd-Frank Act will add to our compliance obligations and increase our cost of compliance, as well as likely adversely impact our revenues from consumer and mortgage products and could possibly adversely impact other parts of our business, financial condition and results of operations.  Many provisions of the Act are subject to rulemaking and will take effect over several years, making it difficult for us to anticipate the overall financial impact on our business. The Dodd-Frank Act of 2010 established the consumer bureau CFPB for the purpose of implementing and where applicable, enforcing Federal consumer financial law consistently for the purpose of ensuring that all consumers have access to markets for consumer financial products and services and that markets for consumer financial products and services are fair, transparent and competitive. The CFPB has no direct supervision of banks with less than $10 billion in assets; however the bureau can include examiners as part of other primary bank regulator’s examinations of financial institutions.

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

Any future losses or growth may require us to raise additional capital that may not be available when it is needed, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to offset operating losses, if any, to support our growth, , or in response to regulatory changes. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed our ability to meet our regulatory capital requirements, absorb losses or further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we issue additional equity capital, the interests of existing shareholders would be diluted.

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

From time to time the Financial Accounting Standards Board, or FASB, and the SEC change accounting regulations and reporting standards that govern the preparation of our consolidated financial statements.  In addition, the FASB, the Securities and Exchange Commission, or SEC, bank regulators and our outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards.  Revisions to these interpretations are beyond our control and may have a material impact on our results of operations.

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

The occurrence of catastrophic events such as hurricanes, earthquakes, pandemic disease, floods, other severe weather, fires or other catastrophes could adversely affect our financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of our customers to access the financial services offered by us. The incidence and severity of catastrophes are inherently unpredictable. Although we carry insurance to mitigate our exposure to certain catastrophic events, such insurance may not adequately cover our losses. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and results of operations.

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

Our common stock is not traded on a national stock exchange, such as the NASDAQ.  It is only quoted on the Over-the-Counter Bulletin Board.  Consequently, our common stock is not as liquid as most stocks traded on an exchange.  In addition, the average daily trading volume of our shares as quoted on the Over-the-Counter Bulletin Board for all trading days in 2011 on which there were trades in our stock, was approximately 561 shares, which means our stock is thinly traded. Thinly traded stock can be more volatile than stock trading on an exchange. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Since mid-2008, the stock market has experienced an unprecedented level of price and volume volatility, and market prices for the stock of many companies, including financial services companies, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

We have never paid cash dividends and may not ever pay cash dividends.

We have never paid cash dividends on our common stock and may never do so.  Consequently, any returns on an investment in our common stock in the foreseeable future will have to come from an increase in the value of the stock itself.  As noted above, the lack of an active trading market for our common stock could make it difficult to sell shares of our common stock.  The payment of cash dividends would be dependent on our operations, capital levels and needs, regulatory approval and other factors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties.

Our headquarters and our main office are located in north Raleigh, North Carolina, where we occupy approximately 22,635 square feet of office space in a stand-alone building which we own.  We have an operations center in north Raleigh that consists of approximately 9,773 square feet of office space under a lease extending through April 2017. Beginning in May 2008, we added another 1,756 square feet under lease in the same building.  We have an office in the North Hills area of Raleigh where we occupy approximately 12,000 square feet of office space under a lease extending through March 2015. We own an office in west Raleigh that consists of approximately 10,000 square feet, approximately 5,200 square feet of which we occupy and the remainder of which is under tenant lease.  We have an office in Garner, North Carolina, where we own a building that has approximately 5,000 square feet of office space.  We own an office in the Wakefield area of Raleigh, which has approximately 10,000 square feet of office space.   We have an office in Wilmington where we occupy the entire first floor, approximately 9,440 square feet of office space, in a stand-alone building under lease. This lease runs through December 31, 2022.  We moved our downtown Raleigh office in August 2010 where we lease 4,300 square feet of office space on the first floor.  This lease runs through June 2020. We continue to lease approximately 3,700 square feet of office space in downtown Raleigh which is currently unoccupied. The rent expense on the unoccupied space was reimbursed monthly by our new landlord until the lease expired in October 2011. We also lease a small office in Chapel Hill, North Carolina.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Information

Our common stock is not traded on any exchange.  Our stock is listed on the Over-the-Counter Bulletin Board under the symbol “NSBC.OB.”  Set forth below for each quarter in 2011 and 2010 is information on the high and low bid and asked prices of our common stock as reported on the Over-the-Counter Bulletin Board.

	High	Low
Fiscal Year Ended December 31, 2011
January 1 through March 31, 2011	$4.25	$3.70
April 1 through June 30, 2011	4.01	3.00
July 1 through September 30, 2011	3.75	3.00
October 1 through December 31, 2011	3.60	1.85

Fiscal Year Ended December 31, 2010
January 1 through March 31, 2010	$5.00	$3.90
April 1 through June 30, 2010	4.50	3.50
July 1 through September 30, 2010	4.40	3.58
October 1 through December 31, 2010	4.25	2.75

As of March 17, 2012, there were approximately 532 shareholders of record.   We estimate that there were approximately 950 beneficial owners on March 17, 2012.

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

Equity Compensation Plans

Set forth below is information on our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	125,503	$7.43	512,498
Equity compensation plans not approved by our shareholders	-	-	-
Total	125,503	$7.43	512,498

Our equity compensation plans consist of the 2000 Stock Option Plan for Employees, the 2000 Stock Option Plan for Non-Employee Directors and the 2003 Stock Plan, all of which were approved by our shareholders.  The 2003 Stock Plan replaced the two prior plans. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

Comparison of Cumulative Total Return

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2011, with the cumulative total return for the same period on the Russell 2000 Index, the SNL $500M - $1B and SNL Bank Pink Sheets Index.  The graph assumes that at the beginning of the period indicated $100 was invested in our common stock and the stock of the companies comprising the Russell 2000 Index, the SNL $500M - $1B and SNL Bank Pink Sheets Index, and that all dividends, if any, were reinvested. Prices are based on quotations for our common stock on the Over-the-Counter Bulletin Board.

Item 6.    Selected Financial Data.

The following table sets forth selected consolidated financial information for our company as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.  The data has been derived from our audited consolidated financial statements.  The consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 and the independent registered public accounting firm’s report thereon are included elsewhere in this report. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	As of or for the Year Ended December 31,
	2011		2010		2009		2008		2007
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$27,790		$30,962		$33,440		$36,075		$32,738
Total interest expense	5,323		7,488		11,846		15,817		15,439
Net interest income	22,467		23,474		21,594		20,258		17,299
Provision for loan losses	6,749		8,095		5,710		2,755		1,339
Net interest income after provision for loan losses	15,718		15,379		15,884		17,503		15,960
Noninterest income	5,089		4,476		1,168		1,226		1,121
Noninterest expense	19,069		18,036		15,137		14,809		12,033
Income before income taxes	1,738		1,819		1,915		3,920		5,048
Provision for income taxes	601		795		817		1,555		1,953
Net income	$1,137		$1,024		$1,098		$2,365		$3,095

Per Share Data: (1)
Earnings per share - basic	$0.15		$0.14		$0.15		$0.33		$0.45
Earnings per share - diluted	0.15		0.14		0.15		0.32		0.42
Market price:
High	4.25		5.00		8.00		14.35		21.75
Low	1.85		2.75		2.76		5.25		12.00
Close	2.70		3.51		4.25		7.00		12.75
Tangible book value	5.23		5.03		5.02		4.96		4.52

Weighted average shares outstanding:
Basic	7,427,976		7,363,618		7,179,744		7,158,545		6,917,365
Diluted	7,431,544		7,389,397		7,316,292		7,356,364		7,301,377

Selected Year-End Balance Sheet Data:
Total assets	$632,890		$633,865		$679,429		$687,581		$547,520
Loans - held for sale	49,728		51,472		-		-		-
Loans	490,455		499,523		521,809		546,357		469,228
Allowance for loan losses	9,906		9,935		8,581		6,376		5,020
Deposits	564,439		562,748		606,888		612,678		457,310
Short-term borrowings	73		3,615		6,103		7,782		37,886
Long-term borrowings	27,246		27,269		27,290		27,311		16,332
Shareholders' equity	38,989		37,502		36,166		35,546		31,557

Selected Average Balances:
Total assets	$635,804		$656,006		$695,908		$594,532		$472,827
Loans - held for sale	39,369		30,726		-		-		-
Loans	484,904		510,000		541,576		520,075		393,927
Total interest-earning assets	583,682		613,103		658,549		571,615		454,005
Deposits	565,373		582,154		618,242		512,855		412,125
Short-term borrowings	2,541		5,804		9,236		16,130		14,681
Long-term borrowings	27,257		27,271		27,291		26,927		11,666
Total interest-bearing liabilities	458,231		500,302		563,999		476,414		349,144
Shareholders' equity	38,193		37,896		36,974		34,526		29,219

Selected Performance Ratios:
Return on average assets	0.18%		0.16%		0.16%		0.40%		0.65%
Return on average equity	2.98%		2.70%		2.97%		6.85%		10.59%
Net interest spread (4)	3.60%		3.55%		2.98%		2.99%		2.79%
Net interest margin (4)	3.85%		3.83%		3.28%		3.54%		3.81%
Noninterest income to total revenue	18.47%		16.01%		5.13%		5.71%		6.09%
Noninterest income to average assets	0.80%		0.68%		0.17%		0.21%		0.24%
Noninterest expense to average assets	3.00%		2.75%		2.18%		2.49%		2.54%
Efficiency ratio	69.20%		64.53%		66.50%		66.83%		65.33%

Asset Quality Ratios:
Nonaccrual loans to period-end loans	4.90%		2.30%		3.61%		0.93%		0.66%
Allowance for loan losses to period-end loans	2.02%		1.99%		1.64%		1.17%		1.07%
Ratio of allowance for loan losses to nonaccrual loans	0.41	x	0.86	x	0.46	x	1.26	x	1.62	x
Nonperforming assets to total assets	4.25%		2.65%		3.26%		1.07%		0.57%
Net charge-offs to average loans	1.40%		1.32%		0.65%		0.27%		0.08%

	As of or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Capital Ratios (2):
Total risk-based capital	13.87%	12.99%	12.64%	11.99%	10.32%
Tier 1 risk-based capital	10.43%	9.64%	9.34%	8.85%	9.25%
Leverage ratio	8.37%	8.04%	7.31%	7.39%	8.50%
Equity to assets ratio	6.16%	5.92%	5.32%	5.17%	5.76%
Average equity to average assets	6.01%	5.78%	5.31%	5.81%	6.18%

Other Data (3):
Number of banking offices	7	7	8	8	7
Number of full time equivalent employees	119	118	96	100	99

(1)	Adjusted for the 3-for-2 stock splits in 2007.
(2)	Capital ratios are for bank only.
(3)	Includes one loan production office for the years 2009, 2008, and 2007.
(4)	Excludes average nonaccrual loans in the calculation for the years 2011, 2010 and 2009.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

The following discussion and analysis is presented to assist in understanding our consolidated financial condition and results of operations for the years ended December 31, 2011 and 2010.  You should read this discussion and the related financial data in conjunction with the information set forth under Item 1A “Risk Factors,” and our audited consolidated financial statements and the related footnotes, which are included elsewhere in Item 8 in this report. Because we have no operations and our only significant business is the ownership of North State Bank, the following discussion concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, this discussion makes no distinction between our company and the Bank unless otherwise noted.

Recent Market Developments in the Banking Industry

Although recent news indicates the economy is showing signs of improvement, the effects of the prolonged recession continue to financially stress many of our customers as unemployment rates, while down, remain high compared to pre-recession levels and real estate prices on homes and commercial real estate, in some areas, have declined further while foreclosures continue to rise.

Our financial performance generally, and in particular the ability of our borrowing customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover Counties, in North Carolina. Due to the state of the economy in our market areas and the resultant potential impact on our loan portfolio, we continue to closely monitor our loan portfolio, nonperforming assets and allowance for loan losses. See the discussions on “Provision for Loan Losses” and “Asset Quality and the Allowance for Loan Losses.”

The resulting effects of the deep and prolonged recession on the real estate market and economy have negatively impacted in the past and could adversely affect in the future the credit quality of our loans and our overall results of operations and financial condition. Further, the U.S. government’s response to the recession and the financial crisis could significantly impact our operations, including the recent and potential imposition of new laws and regulations and regulatory assessments.

The FDIC required insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based insurance deposit premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The assessment rate was based on the third quarter of 2009 and assumed a 5% annual growth rate in deposits each year with a three-basis point increase in assessment rates effective on January 1, 2011. The $4.9 million assessment we paid was accounted for as a prepaid expense on our balance sheet, as of December 30, 2009.  Our earnings for the year ended December 31, 2011 include the applicable portion of the prepaid expense for the period. We generally are unable to control the amount of premiums that we are required to pay for FDIC insurance.  Additional bank or financial institution failures may require payment of even higher FDIC premiums than the recently increased levels.

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government adopted in the fourth quarter of 2008 the Emergency Economic Stabilization Act, or EESA, and authorized the Department of the Treasury to establish the Troubled Asset Relief Program, or TARP, to purchase equity stakes in a wide variety of banks and thrifts through TARP’s Capital Purchase Program, or CPP.  After careful and complete evaluation, our Board of Directors chose not to participate in the CPP. Also, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, as an initiative to counter the system-wide crisis in the nation’s financial sector.  We elected to participate in the TLGP, in part, through full FDIC insurance coverage of all non-interest bearing deposit transaction accounts regardless of dollar amount.   The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in August 2010, permanently sets the deposit insurance limit for banks at $250,000 which was scheduled to expire December 31, 2013. We also elected to participate in the Transaction Account Guarantee, or TAG, program which was extended through December 31, 2010.  Under TAG, customers of participating insured depository institutions were provided full coverage on qualifying transaction accounts. The rule required that interest rates on qualifying NOW accounts be reduced to .25%.   On November 9, 2010 the FDIC issued a final rule implementing Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Section 343 provides unlimited deposit insurance for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012.  This rule is similar to the FDIC’s TAG program and replaced the TAG program when it expired at the end of 2010.  Initially, Section 343 excluded low interest bearing Negotiable Order of Withdrawal, or NOW, accounts, and Interest on Lawyers Trust Account, or IOLTA. These accounts under Section 343 would be insured under the general insurance rules up to the standard maximum insurance amount of $250,000.  During February 2011, Section 343 was modified to provide unlimited FDIC coverage to IOLTA accounts through December 31, 2012. Beginning April 1, 2011, the FDIC implemented revisions made by Dodd-Frank, including among other changes to redefine the FDIC assessment base used for calculating deposit insurance assessments to equal average consolidated total assets minus average tangible equity. We will continue to monitor and evaluate the Dodd-Frank Act and its effect on our Bank and the banking industry in general.

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

North State Bank is a North Carolina chartered banking corporation. The Bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the Bank, we currently operate six full-service banking offices located in Raleigh and Garner, North Carolina, one full-service banking office located in Wilmington, North Carolina and a mortgage loan office located in Chapel Hill, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. The Bank has a subsidiary, North State Wealth Advisors, Inc., which offers brokerage services and wealth management. In February 2010, we acquired the operations of a Raleigh-based mortgage lender, Affiliated Mortgage, LLC, creating North State Bank Mortgage, or NSB Mortgage, as a division of the Bank for the purpose of originating and selling single-family residential first mortgages. In June 2011, the Bank established North State Title, LLC which owns 67% of Title Group, LLC, a title insurance agency.

Financial Condition at December 31, 2011 and 2010

Overview

Total assets as of December 31, 2011 were $632.9 million, down slightly, $975,000, from $633.9 million as of December 31, 2010.  Overall assets remained essentially the same as the prior year-end with modest changes in the loan portfolio, investments and other assets. Our loan portfolio overall decreased $9.1 million to $490.5 million from $499.5 million as of December 31, 2010.  Our traditional commercial loan portfolio continues to decline from 2008 levels primarily due to minimal new loan demand coupled with increased market competition, higher levels of loan charge-offs and transfers to foreclosed assets.  In 2011, we added to the loan portfolio $39.8 million of single-family residential mortgage loans originated through NSB Mortgage. Excess funds of $3.7 million were invested in additional investment securities available for sale and the purchase of $10.1 million of bank owned life insurance. Overall, deposits remained essentially the same, increasing $1.7 million to $564.4 million over the prior year-end; however there was significant improvement in deposit mix. Emphasis on building core deposits provided the opportunity to reduce non-traditional funding sources and jumbo certificates of deposit throughout the year.

We continue to utilize our Federal Reserve account for our overnight excess funds. Our interest-earning deposits with banks as of December 31, 2011 included $36.0 million in excess overnight funds in our Federal Reserve account and $3.5 million held at correspondent banks compared to $42.4 million and $1.5 million, respectively, as of December 31, 2010.  Throughout the year, excess funds from our Federal Reserve account were primarily re-deployed into our held for sale mortgage loan pipeline.

Substantially all of our investments are accounted for as available for sale and are presented at their fair market value. Our available for sale investment portfolio increased $3.7 million to $12.9 million as of December 31, 2011 as proceeds from sales and maturities were re-deployed into additional securities purchases throughout the year.  As part of our investment portfolio management, we strategically sold $19.7 million of our Government-sponsored residential mortgage-backed securities for gains of $374,000 during 2011. Maturities of available for sale securities were $10.1 million during the year. Proceeds from these sales and maturities were re-deployed into $32.7 million of new Government-sponsored residential mortgage-backed security purchases. We own $250,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

Our portfolio loans declined $9.1 million to $490.5 million as of December 31, 2011 compared to $499.5 million as of December 31, 2010.  For the same year-end periods, loans held for sale in our mortgage loan pipeline were down slightly to $49.7 million from $51.5 million.

			Increase (decrease)
	December 31, 2011	December 31, 2010	$	%
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$27,323	$51,058	$(23,735)	-46.5%
Commercial construction, all land development and other land loans	47,524	82,136	(34,612)	-42.1%
Residential properties	105,226	98,451	6,775	6.9%
Residential mortgage (1)	39,829	-	39,829	-
Commercial real estate - other	228,256	221,350	6,906	3.1%
Total real estate secured loans	448,158	452,995	(4,837)	-1.1%

Other non-real estate loans:
Commercial and industrial	38,435	42,884	(4,449)	-10.4%
Consumer and other	3,862	3,644	218	6.0%
Total loans held for investment	$490,455	$499,523	$(9,068)	-1.8%

Mortgage loans held for sale	$49,728	$51,472	$(1,744)	-3.4%

(1)	Single-family residential mortgages originated through NSB Mortgage held for investment.

The decline in the loan portfolio reflects a higher level of loan payoffs over new loan volume, $6.8 million of net loan charge-offs and transfers to foreclosed assets of $2.7 million.  New commercial loan demand remains slow due to the combined effects of the prolonged recession and consequential increased competition for lending opportunities among our targeted customer groups. Our loan portfolio continues to represent our largest earning asset component at 77.5% of total assets. Although new loan volume has been down since the onset of the recession, we remain committed to building and maintaining mutually beneficial relationships with our targeted customers. Ongoing communication with our target customers and obtaining a better understanding of their businesses should provide us opportunities to respond to their borrowing needs in the future as the economy recovers. To offset the slowdown in our traditional commercial loan portfolio caused by economic conditions, we began retaining a portion of our mortgage loan division originations.  As of year-end, our loan portfolio includes approximately $39.8 million of single-family residential mortgages originated through NSB Mortgage. NSB Mortgage originates single-family, residential first mortgage loans that have been approved for purchase by secondary investors and generally are sold in the secondary market.  As of December 31, 2011, mortgage loans held for sale were $49.7 million.

The allowance for loan losses was $9.9 million as of December 31, 2011 and 2010, representing 2.02% and 1.99% of loans outstanding, respectively, at each balance sheet date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.  We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of December 31, 2011. We monitor the allowance monthly.

Our premises and equipment declined slightly to $14.2 million as of December 31, 2011 from $14.8 million as of December 31, 2010. Foreclosed assets decreased to $2.9 million from $5.3 million for the same period, reflecting $2.7 million of additional properties, sales of foreclosed properties of $3.8 million, capital expenditures on foreclosed properties of $70,000 and valuation adjustments on foreclosed properties of $1.4 million during the year ended December 31, 2011.  Additional discussion regarding foreclosed assets is included in the section “Asset Quality and the Allowance for Loan Losses.”

As of December 31, 2011, total deposits were substantially unchanged, up overall $1.7 million to $564.4 million over $562.7 million as of December 31, 2010 with marked improvement in our deposit mix as relationship driven deposits grew while non-relationship deposits were reduced.

			Increase (decrease)
	December 31, 2011	December 31, 2010	$	%
	(Dollars in thousands)

Demand deposits	$145,185	$117,840	$27,345	23.2%
Savings, money market and NOW	264,304	250,469	13,835	5.5%
Time less than $100,000	63,318	69,491	(6,173)	-8.9%
Total traditional core deposits (1)	472,807	437,800	35,007	8.0%
Time $100,000 or greater	69,711	93,656	(23,945)	-25.6%
Wholesale brokered time deposits	-	-	-	-
CDARS deposits (2)	21,921	26,115	(4,194)	-16.1%
Internet time deposits (3)	-	5,177	(5,177)	-100.0%
Total deposits	$564,439	$562,748	$1,691	0.3%

Deposits funded through CommunityPLUS division:
Demand deposits	$74,049	$58,188	$15,861	27.3%
Savings, money market and NOW	114,136	89,331	24,805	27.8%
Time deposits	62,017	52,905	9,112	17.2%
Total CommunityPLUS deposits	$250,202	$200,424	$49,778	24.8%

(1) Excludes internet subscription service, CDARS, wholesale brokered time deposits and time deposits $100,000 or greater.
(2) CDARS - Certificate of Deposit Account Registry Service
(3) Non-brokered time deposits issued by means of an internet subscription service.

Growth in traditional core deposits provided the opportunity to eliminate $5.2 million of internet time deposits, as well as substantially reduce generally non-relationship time deposits of $100,000 or greater by $23.9 million as of year-end 2011. In addition we have continued to not utilize wholesale brokered certificates of deposit as a funding source for the past two years. Our core deposit growth is a result of our continued efforts to develop banking relationships with our targeted customer groups throughout all our markets in general and through the success of our property management division “CommunityPLUS.” As of December 31, 2011, deposits in this division represented approximately 44.3% of our total deposits, up from 35.6% as of December 31, 2010, 24.7% as of December 31, 2009 and 18.4% as of December 31, 2008.

Our “CommunityPLUS” deposit customers are within North Carolina, Texas, Maryland, South Carolina, Illinois, Colorado and New Mexico.  Deposits from this division grew $49.8 million or 24.8% to $250.2 million over the prior year-end with $15.9 million of the increase attributable to noninterest-bearing demand deposits and $24.8 million of the increase attributable to lower costing interest-bearing transaction accounts. Our ability to attract and provide specialized services required of companies within this industry has been instrumental to our improvement in deposit mix over the prior year.

As shown in the above table, traditional core deposits grew $35.0 million to $472.8 million over the prior year-end while simultaneously non-traditional and generally non-relationship funding sources decreased $33.3 million from the prior year-end. Noninterest-bearing demand deposits and low-cost interest-bearing transaction accounts increased $27.3 million and $13.8 million, respectively, to 25.7% and 46.8%, respectively, of total deposits as of December 31, 2011 compared to 20.9% and 44.5%, respectively, as of December 31, 2010.  Simultaneously, higher costing time deposits declined to 27.5% of total deposits compared to 34.6% for the prior year period. In total, our traditional core deposits, including time deposits less than $100,000, increased to $472.8 million as of year-end 2011 from $437.8 million as of year-end 2010, representing 83.8% compared to 77.8%, respectively, of our total deposits as of December 31, 2011 and December 31, 2010. As noted above, the $250.2 million of deposits provided through our “CommunityPLUS” division, dedicated to growing deposits specifically in the property management industry, was a key factor to our core deposit growth and improvement in deposit mix.

Strong core deposit growth continues to minimize our level of short-term borrowings, down to $73,000 as of December 31, 2011 from $3.6 million as of December 31, 2010.  We utilize short-term borrowings to support our balance sheet management when  short-term funds are needed. Long-term borrowings were essentially unchanged from December 31, 2010 at $27.2 million, consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Total shareholders’ equity increased $1.5 million to $39.0 million as of December 31, 2011.  The increase was primarily provided by net income of $1.1 million.  Other comprehensive income increased shareholders’ equity by $278,000.

Investments

Our investment portfolio as of year-end consists of U.S. Government agency securities, including residential mortgage-backed securities, or MBSs. The MBSs consist of fixed-rate mortgage securities underwritten and guaranteed by Freddie Mac (FHLMC) and Fannie Mae (FNMA) with Treasury funding commitment under the EESA. Currently, all of our available for sale securities in our investment portfolio are rated AAA by the three major rating agencies.  We continue to have no holdings in non-agency mortgage-backed securities.   Most all of the securities held in our investment portfolio are available for sale.  In addition to economic and market conditions, our overall management strategy for our investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, our interest rate risk position and the overall structure of our balance sheet.

Available for sale securities are reported at fair value and consist of debt instruments not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported, net of related tax effect, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. As of December 31, 2011 our available for sale investment portfolio consisted entirely of $12.9 million of Government-sponsored residential mortgage-backed securities compared to $3.7 million as of December 31, 2010 in addition to $5.5 million of U.S. treasury notes as of December 31, 2010. During 2011, we strategically sold $19.7 million of Government-sponsored residential mortgage-backed securities for gains of $374,000.  Also during 2011, $6.5 million of U.S. treasury notes matured along with $3.6 million in cash flows received from government-sponsored residential mortgage-backed securities. Proceeds from these sales and maturities were re-deployed throughout the year into $32.7 million in new security purchases for our available for sale portfolio. As of December 31, 2011, we own $250,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.  During June 2010, $500,000 of $750,000 of the corporate bonds was transferred for collateral on a community reinvestment loan. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in permanent write-downs of the individual securities to their fair value. If we do not intend to sell the security prior to recovery and it is more likely than not we will not be required to sell the impaired security prior to recovery, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income.  Otherwise, the full impairment loss is recognized in earnings. The classification of securities is generally determined at the date of purchase.

The tables below present information on our investment portfolio at the dates indicated.

	As of December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$12,559	$358	$-	$12,917
Total securities available for sale	$12,559	$358	$-	$12,917

Securities held to maturity:
Corporate securities	$250	$-	$49	201
Total securities held to maturity	$250	$-	$49	$201

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$5,500	$-	$-	$5,500
Government-sponsored residential mortgage-backed securities	3,829	28	123	3,734
Total securities available for sale	$9,329	$28	$123	$9,234

Securities held to maturity:
Corporate securities	$250	$-	$39	211
Total securities held to maturity	$250	$-	$39	$211

The amortized cost, fair value and weighted average yield of securities available for sale at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2011
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities
Due within one year	$86	$87	2.5%
Due after one but within five years	153	164	4.6%
Due after five but within ten years	3,860	3,930	1.8%
Due after ten years	8,460	8,736	3.2%
	$12,559	$12,917	2.8%

Securities held to maturity:
Corporate securities
Due after five but within ten years	$250	$201	4.3%
	$250	$201	4.3%

Loan Portfolio

Our loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. The policies are reviewed and approved at least annually by the board of directors. Responsibility for loan review, underwriting, compliance and document monitoring resides with the chief credit officer and his staff, who also, are responsible for loan processing and approval. All loans and credit lines are subject to approval procedures and amount limitations. Depending upon the loan requested, approval may be granted by the individual commercial banker, our credit administration officers or, for the largest relationships, the loan committee of our Board of Directors.  Any loan exposure in the aggregate greater than $3 million requires the approval of the loan committee.  All individual loan authorities are reviewed and approved annually by the chief credit officer, chief executive officer and the loan committee.

Our current loan portfolio consists of commercial and residential real estate loans including construction and land development, business loans and loans to individuals. Although at a lower level than recent years, our current loan portfolio includes loans provided to customers outside our established groups such as builders and developers in the residential and commercial real-estate industry. We transitioned our lending strategy beginning in late 2008 back to our original objective to lend to specific customer groups that we originally defined and set out to provide unique and competitive service choosing customers such as professional firms, professionals, property management companies, non-profits, churches and individuals seeking a mutually beneficial banking relationship. During 2011, construction and land development loans were reduced by $58.3 million as we continued our transition out of loans to builders and developers as loans were paid off, charged off or completed and moved to longer-term financing. As we continue to minimize construction and land development lending in the future, our long-term strategy is to focus on future lending opportunities by developing new and strengthening current relationships with our targeted customer groups.  To offset the slow-down in loan demand from our traditional customer groups, we began retaining a select portion of our mortgage loan division originations during 2011.

Our loan portfolio as of December 31, 2011 was $490.5 million, a decrease of $9.1 million from $499.5 million as of December 31, 2010. Excluding $39.8 million of single-family residential mortgage originations retained from NSB Mortgage, our traditional commercial loan portfolio decreased $48.9 million from the prior year-end, substantially in residential and commercial construction real estate loans. During the year 2011, our variable rate loan portfolio averaged approximately 34.3% of our total average loans, up slightly from 33.6% during 2010.  The prime interest rate remained at 3.25% throughout 2011. Although we experienced a change in our real estate loan composition during 2011, which declined overall $4.8 million from the prior year-end, the overall loan portfolio remains primarily secured by real estate at 91.4% of total loans. Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. Although indications are the economy is currently in a slow recovery, a further downturn in the real estate markets in which we operate, specifically New Hanover and Wake Counties, could have an adverse effect on our business, financial condition and results of operations because of the high level of loans in these markets secured by real estate. Our New Hanover County market experienced a reduction of $5.1 million in loans from December 31, 2010, of which $2.3 million was due to loans charged off. Loans in this market area represent approximately 12.3% of total loans outstanding as of December 31, 2011.  Although recent indications are beginning to show some signs of economic improvement in both New Hanover and Wake Counties, these counties experienced significant deterioration in real estate market conditions and reduced business activity as a whole during and after the recession and may continue to struggle in the near future.

The following table is a summary of our loans outstanding by major category for the total Bank, New Hanover County and Wake County.

	Total Bank		New Hanover County		Wake County
	December 31, 2011		December 31, 2011		December 31, 2011
		% of		% of		% of
		Total		Total Bank		Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$27,323	5.6%	$2,107	0.4%	$25,216	5.1%
Commercial construction, all land development and land loans	47,524	9.7%	13,727	2.8%	33,797	6.9%
Residential properties	105,226	21.5%	14,135	2.9%	91,091	18.6%
Residential mortgage (1)	39,829	8.1%	-	-	39,829	8.1%
Commercial real estate - other	228,256	46.5%	26,208	5.3%	202,048	41.3%
Total real estate secured loans	448,158	91.4%	56,177	11.4%	391,981	80.0%

Other non-real estate loans:
Commercial and industrial	38,435	7.8%	4,164	0.8%	34,271	7.0%
Consumer and other	3,862	0.8%	520	0.1%	3,342	0.7%
Total loans held for investment	$490,455	100.0%	$60,861	12.3%	$429,594	87.7%

Single-family residential mortgages held for sale	$49,728

(1)	Single-family residential mortgages originated through NSB Mortgage held for investment.

Commercial real-estate construction and land development loans decreased approximately $34.6 million during 2011 after decreasing $33.1 million during 2010. As construction projects were paid off, charged off or completed and moved to longer-term commercial real-estate-secured loans, we essentially withdrew from new builder/developer lending to minimize our exposure in this loan segment. Other commercial real-estate secured loans increased $6.9 million over December 31, 2010. Although our concentration in commercial real estate, including commercial construction and land development, remains high at $275.8 million or 56.2% of the loan portfolio, this segment has declined $28.0 million from $303.5 million or 60.8% of the loan portfolio as of year-end 2010. Commercial loans secured by real estate are principally secured by owner-occupied buildings including professional practices, office, and church properties; and single family rental properties, residential building lots, commercially-zoned land and residential homes.  Properties securing these loans are located primarily within our markets of Wake and New Hanover County, North Carolina. As of December 31, 2011, 14.5% of our commercial real estate secured loans were located within our New Hanover County market and 85.5% located throughout our Wake County market.

 As of December 31, 2011, real-estate-secured one-to-four family construction, residential loans and home equity lines of credit, combined, represented 35.1% of the loan portfolio at $172.4 million, up $22.9 million from $149.5 million or 29.9% of the loan portfolio as of December 31, 2010.  These loans are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually less than 90%. The 2011 increase was attributable to our decision to retain select mortgages originated through NSB Mortgage which grew to $39.8 million as of year-end 2011. These one-to-four family residential mortgage loans originated through NSB Mortgage and selected for retention are subject to strict underwriting standards which are at a minimum per the Federal Home Loan Mortgage Corporation, or FREDDIE MAC, guidelines and typically have terms within 10 to 15 years with low to moderate loan-to-value ratios, typically less than 70% and higher credit scores. Prior to our February 2010 establishment of NSB Mortgage, we on occasion originated and retained a small number of mortgage loans in our loan portfolio.

 Non-real estate secured commercial and industrial loans declined $4.4 million to $38.4 million, representing 7.8% of the loan portfolio, from $42.9 million and 8.6% of the portfolio as of December 31, 2011 and December 31, 2010, respectively. Consumer installment and other loans were $3.9 million as of year-end 2011, up $218,000 from the prior year-end, representing less than one percent of the loan portfolio outstanding. We do not service loans for other financial institutions.  We have no foreign loans and we do not engage in lease financing or loan financing in highly leveraged transactions used for buyouts, acquisitions and recapitalizations.

Through NSB Mortgage we originate single-family, residential first mortgage loans on a presold basis that have been approved for purchase by secondary investors and are generally sold in the secondary market.  Mortgage originations are subject to volatility due to interest rates and home sales. During the first three months of 2011, mortgage loan originations declined sharply as refinancing and loans from home sales were slow. Activity increased after the first quarter of 2011 in both refinancing activity as well as loans for home purchases.  As of December 31, 2011, mortgage loans held for sale were $49.7 million. We continue to have no exposure to subprime loans in our loan portfolio including NSB Mortgage which offers traditional single-family residential first mortgage loans underwritten at a minimum per FREDDIE MAC guidelines and are typically sold to investors within two to three weeks after closing.

The table below presents information on our loan portfolio by major category at the dates indicated.

	As of December 31,
	2011		2010		2009		2008		2007
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$27,323	5.6%	$51,058	10.2%	$59,531	11.4%	$77,635	14.2%	$69,385	14.8%
Commercial construction, all land development and other land loans	47,524	9.7%	82,136	16.5%	115,233	22.1%	100,344	18.4%	$62,869	13.4%
Residential properties	105,226	21.5%	98,451	19.7%	108,229	20.7%	105,869	19.4%	86,262	18.4%
Residential mortgage (1)	39,829	8.1%	-	-	-	-	-	-	-	-
Commercial real estate - other	228,256	46.5%	221,350	44.3%	188,117	36.0%	199,037	36.4%	190,957	40.7%
Total real estate secured loans	448,158	91.4%	452,995	90.7%	471,110	90.2%	482,885	88.4%	409,473	87.3%

Other non-real estate loans:
Commercial and industrial	38,435	7.8%	42,884	8.6%	45,713	8.8%	57,306	10.5%	53,052	11.3%
Consumer and other	3,862	0.8%	3,644	0.7%	4,986	1.0%	6,166	1.1%	6,703	1.4%
Total loans held for investment	$490,455	100.0%	$499,523	100.0%	$521,809	100.0%	$546,357	100.0%	$469,228	100.0%

The table below presents as of December 31, 2011 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates.

	As of December 31, 2011
	Due within		Due after one		Due after
	one year		year but within 5		five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Variable rate loans:
Real estate - construction	$5,301	5.3%	$15,450	5.0%	$6,702	4.3%	$27,453	5.0%
Real estate - commercial	44,779	4.1%	25,236	4.0%	5,530	4.1%	75,545	4.0%
Commercial and industrial loans	9,905	4.4%	3,655	4.0%	90	4.0%	13,650	4.3%
Installment loans	103	4.1%	227	3.8%	76	3.8%	406	3.8%
Equity lines	6,885	3.2%	21,268	3.7%	306	3.3%	28,459	3.6%
Total at variable rates	66,973	4.1%	65,836	4.1%	12,704	4.1%	145,513	4.1%

Fixed rate loans:
Real estate - construction	2,209	5.6%	31,225	6.0%	11,537	6.1%	44,971	6.1%
Real estate - residential	12,913	4.6%	44,412	4.4%	13,412	5.5%	70,737	4.4%
Real estate - commercial	45,624	6.0%	111,725	6.2%	13,959	6.2%	171,308	6.1%
Commercial and industrial loans	13,132	6.2%	15,925	6.2%	2,692	5.6%	31,749	6.1%
Installment loans	899	5.2%	571	5.7%	687	5.7%	2,157	5.4%
Total at fixed rates	74,777	5.8%	203,858	5.8%	42,287	5.9%	320,922	5.7%

Subtotal	141,750	5.0%	269,694	5.4%	54,991	5.5%	466,435	5.2%

Nonaccrual loans	24,020		-		-		24,020

Loans, gross	$165,770		$269,694		$54,991		$490,455

The above table is based on contractual scheduled maturities.  Early repayment of loans or renewals at maturity is not considered in this table. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Asset Quality and the Allowance for Loan Losses

We prepare our consolidated financial statements on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a non-accrual basis.  We generally place loans on a non-accrual basis when a loan becomes 90 days past due and/or in management’s opinion the borrower may be unable to meet payments as they become due.  Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected.  Restructured loans considered troubled debt restructurings, or TDRs, occur when for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered, including the reduction of interest rates below a rate otherwise available to that borrower or the forgiveness of interest or principal due to the borrower’s weakened financial condition.  Interest on TDRs is accrued at the restructured rate when it is anticipated that no loss of original principal will occur.  Potential problem loans are loans that are currently performing in accordance with the original terms of the loan and are not a component of nonperforming assets but are closely monitored as a result of information regarding possible credit problems of the related borrowers. We have increased our level of review and monitoring of our real estate secured loans due to the weakened real estate market and the substantial portion of our loan portfolio consisting of real-estate secured loans.

 Our nonperforming assets as of December 31, 2011 were comprised of $13.4 million in nonaccrual loans, $10.6 million nonaccrual TDRs and foreclosed assets of $2.9 million. In addition to the nonperforming assets, there were accruing potential problem loans of $1.9 million as of December 31, 2011 and accruing TDRs of $10.7 million. As of December 31, 2010, total nonperforming assets were $16.8 million and potential problem loans were $1.2 million, accruing TDRs were $11.7 million and accruing loans past due ninety days or more were $131,000.  Concessions we have granted to customers experiencing cash flow difficulties resulting in a TDR include reduction in interest rate, extended payment terms, or forgiveness of interest. In total, nonaccrual loans were $24.0 million or 4.9% of loans as of year-end 2011, up $12.5 million from $11.5 million or 2.3% of loans as of year-end 2010.  Markets in which we operate have continued to experience reduction in business activity and slow real estate sales during 2011, which directly impacted our level of nonaccrual loans which increased throughout the year.  Our borrowers tied to the residential and commercial real estate industry have particularly been impacted as residential and commercial construction and land development loans comprise over 80% of our nonaccrual loans as of year-end 2011. Although as of December 31, 2011 our level of past due loans have declined indicating recent improvement in business activity resulting in increases in cash flow, this trend could reverse if the recovery is sluggish for an extended period or the economy experiences an additional downturn. Our level of accruing 30 to 89 days past due loans has declined throughout 2011 from $9.4 million as of year-end 2010 to $1.2 million as of year-end 2011.

The tables below presents for the dates indicated information regarding our non-performing assets.

	As of December 31,
	2011		2010		2009		2008		2007
	(Dollars in thousands)

Nonaccrual loans	$13,436		$10,972		$17,009		$5,057		$3,103
Troubled debt restructured nonaccrual loans	10,584		520		1,839		-		-
Total nonaccrual loans	24,020		11,492		18,848		5,057		3,103

Foreclosed assets	2,851		5,296		3,271		2,276		-
Total nonperforming assets	$26,871		$16,788		$22,119		$7,333		$3,103

Accruing loans past due 90 days or more	$-		$131		$200		$-		$492
Troubled debt restructured accruing loans	$10,703		$11,741		-		-		-
Potential problem loans	$1,912		$1,184		$1,433		$3,494		$327
Allowance for loan losses	$9,906		$9,935		$8,581		$6,376		$5,020

Nonaccrual loans to period end loans	4.90%		2.30%		3.61%		0.93%		0.66%
Allowance for loan losses to period end loans	2.02%		1.99%		1.64%		1.17%		1.07%
Nonperforming assets to total assets	4.25%		2.65%		3.26%		1.07%		0.57%
Ratio of allowance for loan losses to nonaccrual loans (x)	0.41	x	0.86	x	0.46	x	1.26	x	1.62	x

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans by major category:
Real estate secured loans:
Residential construction	$9,007	$4,056	$7,696	$3,910	$133
Commercial construction, all land development and land loans	10,252	2,875	6,788	313	-
Residential properties	2,447	2,697	1,738	16	-
Residential mortgage (1)	-	-	-	-	-
Commercial real estate - other	1,850	255	2,152	480	1,958
Total real estate secured loans	23,556	9,883	18,374	4,719	2,091

Other non-real estate loans:
Commercial and industrial	464	1,598	438	288	1,012
Consumer and other	-	11	36	50	-
Total nonaccrual loans	$24,020	$11,492	$18,848	$5,057	$3,103

Foreclosed assets by major category:
Residential construction	$-	$813	$1,303	$-	$-
Commercial construction, all land development and land loans	711	1,484	344	210	-
Residential properties	841	1,131	-	-	-
Commercial real estate - other	1,299	1,868	1,624	2,066	-
Total foreclosed assets	$2,851	$5,296	$3,271	$2,276	$-

(1)	Single-family residential mortgages originated through NSB Mortgage held for investment.

As of December 31, 2011, 98.1% of our nonaccrual loans were real-estate secured with 44.6% represented within our New Hanover County market. Real-estate secured residential and commercial construction and land development loans comprised 80.2% of nonaccrual loans with 38.2% represented in New Hanover County and 42.0% represented in our Wake County market. Non-real estate commercial and industrial and consumer loans comprised less than 2% of nonaccrual loans. In total, $10.7 million or 44.6% of the $24.0 million nonaccrual loans as of December 31, 2011 were in our New Hanover County market area with the remaining $13.3 million or 55.4% represented throughout our offices in Wake County.

An aggregate of $14.8 million of the nonaccrual loans as of December 31, 2011 is attributable to seven borrowers for various residential and commercial construction and land development loans, of which $8.4 million are located in our New Hanover County market area. The average loan exposure for these borrowers is approximately $2.1 million with the largest exposure to any one borrower included in our nonaccrual loans at $4.5 million. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating $1.5 million on these loans were necessary in addition to $1.1 million of partial charge-offs. Our impairment analysis of the remaining $9.2 million of nonaccrual loans resulted in additional impairment reserves of $582,000 in addition to life to date charge-offs of $7.4 million. Due to financial difficulties of the borrowers, included in the above nonaccrual loans are 14 various residential and commercial real estate TDR loans totaling $10.6 million where concessionary modifications were granted to the borrowers that otherwise would not have been granted.  See Note D to our consolidated financial statements for additional detail regarding loans, nonaccrual loans, TDRs and credit quality.

 The following table is a summary of our nonaccrual loans by major category for the total Bank, New Hanover County and Wake County as of December 31, 2011.

	Nonaccrual Loan Composition as of December 31, 2011
	Total Bank		New Hanover County		Wake County
		% of Total		% of Total		% of Total
		Nonaccrual		Nonaccrual		Nonaccrual
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$9,007	37.5%	$2,021	8.4%	$6,986	29.1%
Commercial construction, all land development and land loans	10,252	42.7%	7,150	29.8%	3,102	12.9%
Residential properties	2,447	10.2%	314	1.3%	2,133	8.9%
Commercial real estate - other	1,850	7.7%	1,224	5.1%	626	2.6%
Total real estate secured loans	23,556	98.1%	10,709	44.6%	12,847	53.5%

Other non-real estate loans:
Commercial and industrial	464	1.9%	-	-	464	1.9%
Consumer and other	-	-	-	-	-	-
	464	1.9%	-	-	464	1.9%
Total loans held for investment	$24,020	100.0%	$10,709	44.6%	$13,311	55.4%

As of December 31, 2011, we also identified and evaluated $1.9 million of potential problem loans, primarily as a result of information regarding possible, although not probable, credit problems of the related borrowers.  These loans were performing in accordance with the original terms of the loans as of December 31, 2011.  Management considered these loans in assessing the adequacy of our allowance for loan losses. These loans were represented by five individual loans and borrowers with an average loan balance under $400,000 and substantially secured by real estate. The $1.2 million potential problem loans as of year-end 2010 have been charged off or are included in our nonaccrual loans as of year-end 2011 with the exception of one loan for $24,000 which we continue to monitor as a potential problem loan.

Foreclosed assets declined $2.4 million from year-end 2010 to $2.9 million as of December 31, 2011. The properties acquired through foreclosure represented as of year-end 2011 approximately $711,000 commercial construction and land development properties, approximately $841,000 one-to-four family residential properties and approximately $1.3 million represented commercial real estate properties. The largest of these properties in terms of dollar value is approximately $518,000 in commercial real estate located in our New Hanover County market area.

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, the initial recorded value may be reduced by additional valuation allowances which are charged to earnings if the estimated fair value of the property less estimated costs to sell declines below the initial recorded value.  Approximately 65.3% of the foreclosed real estate properties as of December 31, 2011 were in the New Hanover market area. Due to the continued declines in real estate in this and our Wake County market as well, the foreclosed properties underwent periodic revaluations throughout 2011, resulting in additional valuation losses on various foreclosed properties of $1.4 million.  These write-downs are in our consolidated statements of operations included in this report. During the year 2011, sales of 26 foreclosed properties with a carrying value of approximately $3.8 million were sold resulting in additional net losses of approximately $60,000. Fair value of foreclosed assets is based on recent appraisals or discounted collateral values for properties for which recent appraisals were not available. After review of these foreclosed assets, we believe the fair values, less estimated costs to sell, equal their current carrying value as of December 31, 2011. Foreclosed assets as of December 31, 2010 totaled $5.3 million with the largest dollar value approximately $623,000 in commercial real estate located in our New Hanover County market.

The following table presents for the dates indicated, information about foreclosed assets.

	For the years ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Foreclosed assets beginning of year	$5,296	$3,271	$2,276	$-	$-

Loans transferred to foreclosed assets	2,713	9,183	2,376	2,276	-
Expenditures on foreclosed assets	70	169	135	-	-
Proceeds from sales, net of selling expenses	(3,784)	(5,996)	(781)	-	-
Net loss on sale of foreclosed assets	(60)	(183)	(38)	-	-
	4,235	6,444	3,968	2,276	-
Valuation allowance for foreclosed assets	(1,384)	(1,148)	(697)	-	-
Foreclosed assets end of year	$2,851	$5,296	$3,271	$2,276	$-

Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

Management evaluates the adequacy of our allowance for loan losses on a monthly basis.  The evaluation of the allowance for loan losses is divided into two components. A general reserve allowance is calculated on the current loan portfolio for the homogeneous or general pool of loans and a separate reserve is determined for loans that are individually analyzed for impairment. In evaluating the allowance for loan losses, we prepare on a monthly basis an analysis of our current homogeneous group of loans using historical loss rates, other identified factors, and data from our loan portfolio.  We also utilize a factor methodology to apply a charge-off rate to our performing loan portfolio. This methodology utilizes three components to determine factors to apply to this section of our loan loss model which is subdivided by seven classes of loans. The factors applied to the seven loan classes include charge-off history, current impairments and management’s judgment.  The charge-off history review results in a determination by loan category of where our charge-offs have historically occurred which allows us to determine a risk factor for the historical charge-off risk of each given loan category. We also review the current impairments by loan category as we consider these as a predictor of future charge-offs to determine a risk factor for each given loan category.  Management’s determination of the charge-off history and current impairments determines a range of factors for each loan category.  The range of factors correspond to the inherit risk of the loan type. For example, construction and land development loans typically have significantly higher risk factors than other loan types with less risk exposure. The general reserve was reduced as of December 31, 2011 compared to the prior year-end due to the $58.3 million decline in such loans from the prior year-end. The individual ranges from charge-off history and current impairments are added together to arrive at a final factor range. Management then uses its judgment based on internal and external items to determine the final factor. An estimated reserve allowance for the performing portfolio is then calculated from the final risk factors for each category of loan applied to the five-year weighted average annual charge-off rate.  In addition, management applies a specific risk factor to our portfolio of originated single-family mortgage loans based on the high quality of the borrowers and the conservative structure of these loans as compared to other one-to-four family loans in the portfolio.

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

The table below provides information on our allocation of our allowance for loan losses among various loan categories for the dates presented.

	As of December 31,
	2011		2010		2009		2008		2007
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount (2)	Loans (1)
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$1,497	5.6%	$1,475	10.2%	$1,753	11.4%	$852	14.2%	$742	14.8%
Commercial construction, all land development and other land loans	2,783	9.7%	2,269	16.5%	2,604	22.1%	1,101	18.4%	672	13.4%
Residential properties	1,608	21.5%	2,339	19.7%	1,276	20.7%	1,019	19.4%	922	18.4%
Residential mortgage (3)	40	8.1%	-	-	-	-	-	-	-	-
Commercial real estate - other	3,179	46.5%	2,464	44.3%	2,023	36.1%	1,320	36.4%	2,045	40.7%
Total real estate secured loans	9,107	91.4%	8,547	90.7%	7,656	90.3%	4,292	88.4%	4,381	87.3%

Commercial and industrial	763	7.8%	1,354	8.6%	870	8.7%	2,005	10.5%	567	11.3%
Consumer and other	36	0.8%	34	0.7%	55	1.0%	79	1.1%	72	1.4%
Total loans held for investment	$9,906	100.0%	$9,935	100.0%	$8,581	100.0%	$6,376	100.0%	$5,020	100.0%

(1) Represents the percent of total loans outstanding by loan type. This allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses.
(2) Represents an estimated allocation of the allowance for loan losses based on loans outstanding in each category as a percent of total loans outstanding.
(3) Single-family residential mortgages originated through NSB Mortgage held for investment.

The table below presents information regarding the changes in our allowance for loan losses as of or for the years indicated.

	As of or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Loan outstanding at the end of the year	$490,455	$499,523	$521,809	$546,357	$469,228

Average loans outstanding during the year	$484,904	$510,000	$541,576	$520,075	$393,927

Allowance for loan losses at beginning of year	$9,935	$8,581	$6,376	$5,020	$3,983
Provision for loan losses	6,749	8,095	5,710	2,755	1,339
	16,684	16,676	12,086	7,775	5,322
Loans charged off:
Real estate secured loans:
Residential construction	1,015	3,152	852	75	-
Commercial construction, all land development and land loans	1,875	1,293	842	48	-
Residential properties	2,316	765	896	148	-
Commercial real estate - other	1,755	364	178	45	-
Total real estate secured loans	6,961	5,574	2,768	316	-

Non-real estate loans:
Commercial and industrial	531	1,224	636	805	299
Consumer and other	56	34	106	284	3
Total charge-offs	7,548	6,832	3,510	1,405	302

Recoveries of loans previously charged off:
Real estate secured loans:
Residential construction	30	34	-	-	-
Commercial construction, all land development and land loans	55	34	-	-	-
Residential properties	538	7	1	-	-
Commercial real estate - other	16	10	-	-	-
Total real estate secured loans	639	85	1	-	-

Non-real estate loans:
Commercial and industrial	97	6	4	6	-
Consumer and other	34	-	-	-	-
Total recoveries	770	91	5	6	-

Net charge-offs	6,778	6,741	3,505	1,399	302

Allowance for loan losses at end of year	$9,906	$9,935	$8,581	$6,376	$5,020

Ratios:
Nonaccrual loans to period end loans	4.90%	2.30%	3.61%	0.93%	0.66%
Allowance for loan losses to period end loans	2.02%	1.99%	1.64%	1.17%	1.07%
Net charge-offs as a percent of average loans	1.40%	1.32%	0.65%	0.27%	0.08%

As of December 31, 2011, the allowance for loan losses remained at $9.9 million, the same as the prior year-end although there are changes in the reserve composition.  The charge-off factor applied to the general reserve was significantly higher than the previous year-end, however the general reserve as of December 31, 2011 decreased overall by approximately $633,000 due a combination of factors including the $58.3 million decline in higher risk construction and land development loans, the $9.1 million decline in overall loans outstanding as well as improvements in other risk factors, such as improved past due loans.  Risk factors are examined for trends and the risk that they represent to our loan portfolio and are modified with changes in general economic trends such as payment performance, loan delinquency and charge-off rates, unemployment and changes in risk ratings. Including reserves for potential problem loans, the specific reserve allocated to impaired loans was up approximately $599,000 over the prior year-end due to a higher level of impaired loans. We provided for probable losses through specific impairment reserve allowances of $2.1 million on $12.3 million of impaired loans as of year-end 2011 and additional reserves of $451,000 on impaired performing TDRs. The level of the allowance relative to gross loans increased to 2.02% from 1.99% primarily due to the $9.1 million decline in loans outstanding from the prior year-end.

Our loan loss allowance is increased throughout the year by provisions charged to operations and reduced by loans charged off, net of recoveries.  Net charge-offs were $6.8 million for the year-ended December 31, 2011, slightly above the prior year $6.7 million of net charge-offs. Approximately $6.3 million or 93.3% of the loans charged off during 2011 were for real estate secured loans of which residential and commercial construction and land development loans represented $2.8 million or 41.4%. Approximately 30% of net charge-offs for real estate secured loans were within our New Hanover County market and the remaining 63.3% within our Wake County market areas. Loans securing one-to-four family residential properties comprised 26.2% and commercial real estate loans comprised 25.7% of the 2011 net charge-offs.  Additional information regarding our allowance for loan losses and loan loss experience is presented in Notes D and E to our consolidated financial statements included in this report. If the economy continues to languish or deteriorate, our borrowers could be negatively impacted which could result in continued increased charge-offs and non-performing loans, which could require us to increase our allowance for loan losses.

The following table is a summary of our net charge-offs as of December 31, 2011 by major category for the total Bank, New Hanover County and Wake County.

	Net Charge-off Composition for the Year Ended December 31 , 2011
	Total Bank		New Hanover County		Wake County
		% of		% of		% of
		Net	Total Bank Net			Total Bank Net
	Amount	Charge-offs	Amount	Charge-offs	Amount	Charge-offs
			(Dollars in thousands)
Real estate secured loans:
Residential construction	$985	14.5%	$(13)	-0.2%	$998	14.7%
Commercial construction, all land development and land loans	1,820	26.9%	1,042	15.4%	778	11.5%
Residential properties	1,778	26.2%	110	1.6%	1,668	24.6%
Commercial real estate - other	1,739	25.7%	892	13.2%	847	12.5%
Total real estate secured loans	6,322	93.3%	2,031	30.0%	4,291	63.3%

Other non-real estate loans:
Commercial and industrial	434	6.4%	245	3.6%	189	2.8%
Consumer and other	22	0.3%	(3)	0.0%	25	0.4%
Total loans held for investment	$6,778	100.0%	$2,273	33.5%	$4,505	66.5%

Deposits

Our deposits are the primary source of our funds for our portfolio loans, mortgage pipeline and investments. Our deposit strategy is to obtain deposit funds from within our market areas through relationship banking wherein we do not lend to a customer without a deposit relationship. We believe that the great majority of our deposits are from individuals and entities located in our market areas with an increasing concentration of deposits from our “CommunityPLUS” division where we have deposit relationships with property management customers located within our market areas as well as a number of states outside our North Carolina markets.  As of December 31, 2011, deposits from our “CommunityPLUS” division were approximately $250.2 million representing 44.3% of our total deposits, up $138.2 million from approximately $112 million or 18.4% of total deposits when we created this division in early February 2009.  Our continued success in building and retaining deposit relationships has provided the opportunity to eliminate non-traditional funding sources such as internet deposits, wholesale brokered time deposits as well as significantly reduce generally non-relationship and more volatile time deposits over $100,000.

In total, our deposits at year-end were up $1.7 million over $562.7 million as of December 31, 2010, however we continued to experience notable improvement in deposit composition throughout the year.  Traditional core deposits generally include noninterest-bearing demand deposits, interest-bearing transaction accounts, which are savings, money market and interest checking accounts as well as relationship-oriented certificates of deposit less than $100,000. These relationship-oriented core deposits increased $35.0 million to $472.8 million from $437.8 million as of December 31, 2010, representing 83.8% compared to 77.8%, respectively, of our total deposits as of December 31, 2011 and 2010.

A key factor to our success in core deposit growth is attributable to “CommunityPLUS”. Non-interest bearing deposits increased $27.3 million, or 23.2%, to $145.2 million as of December 31, 2011 with $15.9 million of the increase provided by “CommunityPLUS”.  Interest-bearing transaction deposits grew to $264.3 million as of December 31, 2011, an increase of $13.8 million or 5.5% over the prior year-end. “CommunityPLUS” interest-bearing transaction deposits grew $24.8 million during this period. “CommunityPLUS” demand and interest-bearing transactions accounts contributed $40.7 million of the $41.2 million increase in these lower costing deposit funds. Overall, noninterest-bearing demand deposits have increased to 25.7% of total deposits as of December 31, 2011 compared to 20.9% and 17.3% as of December 31, 2010 and 2009.  Similarly, interest-bearing transaction deposits increased to 46.8% of total deposits compared to 44.5% and 38.3% for the same corresponding periods.

As we achieved success from our efforts to grow lower-costing transaction deposits, we intentionally, for the most part, reduced time deposits, particularly generally higher costing time deposits over $100,000. Overall time deposits decreased $39.5 million to $155.0 million and 27.5% of total deposits as of December 31, 2011 compared to $194.4 million or 34.6% of total deposits as of December 31, 2010 and 44.4% of total deposits as of year-end 2009.  We strategically began reducing or eliminating non-relationship time deposits in 2010 for profitability and/or non-relationship, single-service customer accounts.  Generally more volatile time deposits over $100,000 decreased $23.9 million or 25.6% to $69.7 million as of December 31, 2011. Time deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program decreased $4.2 million to $21.9 million as of December 3, 2011. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Traditional core time deposits less than $100,000 declined $6.2 million to $63.3 million. Although overall time deposits were substantially reduced, we did experience growth in core time deposits through our “CommunityPLUS” division which grew to approximately $62.0 million, an increase of $9.1 million over the prior year-end. Our strong core deposit growth continues to provide support for our balance sheet management without utilizing non-core deposit funding sources such as wholesale brokered certificates of deposit and internet time deposits from our deposit funds.

The table below presents information on our average deposits for the years presented.

	For the Year Ended December 31,
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Savings, money market and NOW	$257,032	0.63%	$242,359	0.85%	$229,016	0.90%
Time deposits over $100,000	80,592	1.82%	110,325	2.20%	141,852	2.98%
Other time deposits	90,809	1.43%	114,543	1.79%	156,604	2.83%
Total interest-bearing deposits	428,433	1.03%	467,227	1.40%	527,472	2.04%

Noninterest-bearing deposits	136,940		114,927		90,770
Total deposits	$565,373	0.78%	$582,154	1.12%	$618,242	1.74%

The following table presents the amounts and maturities of deposits with balances of $100,000 or more:

As of December 31, 2011
(Dollars in thousands)

Remaining maturity:
Less than three months	$21,898
Three to six months	13,375
Six to twelve months	23,193
Over twelve months	33,166
Total	$91,632

Borrowings

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are collateralized by U.S. Government Agency obligations.  These repurchase agreements are classified as short-term borrowings in the accompanying balance sheets.  As of December, 31, 2011, we had available lines of credit totaling approximately $169.8 million with various financial institutions and the Federal Reserve for borrowing on a short-term basis.  These lines are subject to annual renewals with varying interest rates.  We had no outstanding borrowings on these lines of credit as of December 31, 2011 except a long-term FHLB advance for approximately $781,000 maturing in 2025.

The following table sets forth certain information regarding our short-term borrowings for the periods indicated.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased:
Balance outstanding at end of period	$73	$3,615	$6,103
Maximum amount outstanding at any month end during the period	5,097	7,444	16,754
Average balance outstanding	2,541	5,804	9,236
Weighted-average interest rate during the period	0.08%	0.33%	0.36%
Weighted-average interest rate at end of period	0.09%	0.11%	0.36%

Long-term trust preferred securities and related junior subordinated debentures outstanding as well as subordinated notes are included in long-term borrowings in the accompanying balance sheets.  Long-term borrowings as of December 31, 2010 are as follows:

	As of December 31,
	2011	2010
	(Dollars in thousands)
Long-term borrowings:
FHLB advances	$781	$804
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465
	$27,246	$27,269

Results of Operations For the Years Ended December 31, 2011 and 2010

Overview. Net income for the year ended December 31, 2011 continues to be lower than pre-recession levels due to the longevity of the recession, slow recovery and the resultant effects on real estate and business activity in the markets we serve. Net income was $1.1 million compared to $1.0 million for the year ended December 31, 2010, an increase of $113,000 or 11.0%. Diluted net income per share of common stock was $0.15 in 2011 compared to $0.14 in 2010. Compared to pre-recession levels, earnings are down due to higher provision for loan losses, costs related to foreclosed assets and lower interest income resulting from slow new loan volume, loan charge-offs and nonaccrual loans.  Improvements in earnings for the year 2011 over 2010 are primarily attributable to a decrease in loan loss provision and additional fee income from our mortgage division. Mortgage income generated from our mortgage division increased over the prior year due to a higher volume of originations as well as a full year of operations compared to approximately 10 months in the prior year. We have also continued several cost savings initiatives such as the temporary suspension of the company’s 401(k) match, the elimination of incentive bonuses and merit increases for the year and other cost savings in general. We anticipate we will re-instate 401k matching contributions and other compensation benefits for employees during 2012. For the year ended 2011, return on average assets increased to 0.18% from 0.16% while return on average equity was 2.98% compared to 2.70% for 2010.

Net Interest Income. Interest income for the year ended December 31, 2011 was down $3.2 million or 10.2% over the prior year while interest expense was down $2.2 million or 28.9% resulting in an overall net decrease in net interest income of $1.0 million. The decline in net interest income is primarily a result of lower loan volume, our highest yielding asset.  Beneficial changes to our deposit mix with a corresponding decrease in interest expense helped to partially offset the decline in interest income.

Interest income is affected by changes in the mix and volume of average-earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the year ended December 31, 2011 was $27.8 million compared to $31.0 million for the prior year, a decrease of $3.2 million. The reduction in interest income is primarily due to a $32.9 million decrease in average performing loan volume, our highest yielding asset. The decline in average loan volume effectively reduced interest income by approximately $1.8 million while the $8.6 million increase in average mortgage loans held for sale provided additional interest income of approximately $388,000.  All other interest-earning assets declined overall by an average of $5.2 million, reducing interest income approximately $260,000. In summary, the overall net decrease of $29.4 million in average interest-earning assets decreased interest income approximately $1.7 million while lower yields on these assets reduced interest income approximately $1.5 million.  In addition, interest income not recognized due to loans on nonaccrual status during the year was approximately $1.3 million compared to $875,000 for the prior year as loans on nonaccrual status averaged approximately $23.1 million and $15.3 million, respectively for the years 2011 and 2010.

Our strategic improvement in deposit mix resulting from the successful building of our core deposits and subsequent repricing to lower costing products were the key factors for the overall decrease in deposit interest expense. Deposit interest expense decreased to $4.4 million for the year ended December 31, 2011 compared to $6.5 million for the prior year. Average time deposits decreased $53.5 million over the prior year. These higher-costing deposits were replaced with lower costing interest checking, money market and noninterest-bearing demand deposits which grew an average of $36.7 million, of which $22.0 million were noninterest-bearing demand deposits. Overall the $38.8 million decrease in interest bearing deposits reduced interest expense by approximately $872,000 while repricing to lower rates, reduced deposit interest expense by approximately  $1.3 million. Changes to short-term and long-term borrowings were insignificant.

The yield on our earning assets averaged 4.76% during 2011 compared to 5.05% during 2010.  During the same period, the cost of our interest-bearing liabilities averaged 1.16% compared to 1.50%.  Overall our net interest margin, excluding average nonaccrual loans, increased two basis points to 3.85% during 2011 compared to 3.83% during 2010.

Provision for Loan Losses.  The provision for loan losses decreased $1.3 million or 16.6% to $6.7 million for the year ended December 31, 2011.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by our management. The decline in loan loss provision corresponded to net overall positive changes to our general reserve which more than offset higher reserves for impaired loans.  The general reserve was reduced due to improvements in loan composition, specifically, a significant reduction in higher risk construction and land development loans,  an overall decline in loan volume, and improvements in certain risk factors such as a lower level of past due loans.. The general reserve was increased due to an increase in historical charge-off factor applied to the general loan portfolio. Overall positive changes to the general reserve more than offset the increase in impaired reserves resulting in an overall decrease in loan loss provision compared to the prior year.  Net charge-offs were up slightly over the prior year at $6.8 million or 1.40% of average loans for the year ended December 31, 2011 compared to $6.7 million or 1.32% of average loans for the prior year. The allowance for loan losses remained at $9.9 million for year-end 2011 and 2010, representing 2.02% and 1.99%, respectively, of loans outstanding.  See “Asset Quality and the Allowance For Loan Losses” above for additional discussion.

Non-interest Income. For the year ended December 31, 2011, non-interest income increased $613,000 or 13.7% over the prior year. Included in non-interest income for 2011 and 2010 are security gains from our available for sale portfolio of $374,000 and $741,000, respectively.  Excluding securities gains, noninterest income grew $980,000 primarily due to additional fee income generated from our mortgage division. Fees generated from mortgage operations were $3.5 million, up $872,000 resulting from a higher volume of mortgage loan originations over the prior year for refinances due to lower interest rates as well as home purchases.  Another key factor was that our mortgage division began operations in February 2010 whereas fees for 2011were earned over the entire year. We anticipate fees from our mortgage division will continue to be a key source of income in the future. Fees from annuity sales and other fees generated from our wealth management services division provided $406,000 in non-interest income, just under the $439,000 generated in the prior year period. We restructured, and hired a new wealth management director for our wealth management services division during the second quarter of 2010.  Although these fees are down slightly over the prior year, the income produced is at higher levels than prior to the restructure of the division and we expect income to improve as the economy recovers. Our purchase of $10.0 million of bank owned life insurance in August 2011 provided additional noninterest income of $146,000 for the year. As a percentage of average assets, non-interest income increased to 0.80% for the year 2011 compared to 0.68% for the year 2010.

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Total non-interest expense for the year ended December 31, 2011 increased $1.0 million or 5.7% to $19.1 million from $18.0 million for the prior year period. The increase is primarily attributable to additional personnel costs attributable to our mortgage division. We continued expense reducing initiatives during 2011 which began in early 2009 in an effort to partially offset unexpected asset quality and related costs due to the economic environment. As planned, we re-instated fees paid to our corporate board early in 2011 which had been suspended for the past two years and anticipate re-instating 401k matching contributions,  and  compensation initiatives in the coming year as asset quality levels begin to improve.

Salaries and other personnel expense, our largest expense category, grew $1.0 million to $9.4 million for the year ended December 31, 2011, an increase of 12.5% over the prior year.  Over half or approximately $583,000 of the increase was attributable to our mortgage division due to the high level of mortgage loan activity and corresponding higher personnel costs through commissions paid, additional costs for support personnel within the division as well as 12 months of personnel expense compared to approximately 10 months in 2010. Lower new commercial loan demand also contributed indirectly to an increase in personnel expense due to fewer deferred origination costs, contributing approximately $162,000 to the increase in personnel cost. Other changes contributing to the increase in personnel costs include the addition of a regional market executive position early in 2011 as well as other compensation and personnel costs throughout the organization. We continued to temporarily suspend 401k matching benefits, incentive bonuses as well as merit increases as part of the cost savings initiatives we began in 2009. As a percentage of average assets, personnel expense increased to 1.49% for the year 2011 compared to 1.28% for the year 2010.

Occupancy and equipment costs as well as other noninterest expense remained substantially unchanged over the prior year at $2.7 million and $6.9 million, respectively. Key operating costs and changes from the prior year include foreclosed asset costs, FDIC insurance, data processing costs, director fees and professional fees. Subsequent to foreclosure, valuations are periodically performed on the properties. Revaluations of foreclosed properties during 2011 resulted in additional valuation losses of $1.4 million compared to $1.1 million for the prior year, an increase of $236,000.  Additional losses on sales of such properties were $60,000 compared to losses of $183,000 for the prior year and general costs to maintain foreclosed properties net of rental income received were down $82,000 over the prior year due to sales of properties during the year. As a percent of average assets, net foreclosed asset costs were 0.25% for the year ended December 31, 2011 compared to 0.24% for the prior year period. FDIC insurance premiums were $919,000, down $427,000 from the prior year due to changes in the calculation of the insurance assessment from deposit based to asset based. Outsourced services expense is related to data processing and other services for our customers’ accounts.  These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts such as generated by our “CommunityPLUS” division. In total, outsourced data processing fees were unchanged at $1.5 million over the prior year, however the 2011 outsourced services costs are net of a $326,000 refund received during 2011 from our outsourced software service provider related to services for our “CommunityPLUS” division. Professional fees were down $106,000 over the prior year primarily due to professional fees related to our mortgage acquisition in the prior year and employment contracts. Director fees were up $149,000 over the prior year due to the reinstatement of corporate board fees after a two year suspension. There were no other significant changes in other noninterest expenses. Including net costs related to foreclosed assets, our non-interest expense as a percent of average assets was 3.00% for the year ended December 31, 2011 compared to 2.75% for the prior year.

Income Taxes. We recorded $601,000 in income tax expense for the year ended December 31, 2011 and $795,000 for the year ended December 31, 2010.  Income tax expense as a percentage of pretax income was 34.6% for 2011 and 43.7% for 2010. The effective tax rate was lower in 2011 due to additional permanent tax differences, primarily income from bank owned life insurance, than the previous year. Management has evaluated our tax positions and has concluded that we have no uncertain tax positions.

Results of Operations For the Years Ended December 31, 2010 and 2009

Overview. Net income for the year ended December 31, 2010 was $1.0 million compared to $1.1 million for the year ended December 31, 2009, a decrease of $74,000 or 6.7%. Diluted net income per share of common stock was $0.14 in 2010 compared to $0.15 in 2009. The decrease in earnings can be directly attributed to a higher provision for loan losses and increases in expenses related to foreclosed assets.  The increase in loan loss provision was a result of increased loan charge-offs, additional reserves on impaired loans and increases in risk factors to the loan portfolio in general.  Additional foreclosed properties and continued deterioration in real-estate prices resulted in higher operating expenses related to foreclosed properties as well as additional write-downs on re-valuations and losses on sales of foreclosed properties during the year. The overall decrease in earnings was minimized through favorable changes in deposit mix, mortgage income generated from our new mortgage division and the continuation of several cost savings initiatives such as the temporary suspension to our company’s 401(k) match, fees to our corporate board members, the elimination of incentive bonuses and merit increases for the year and other cost savings in general. For the year ended 2010, return on average assets remained at 0.16% while return on average equity declined to 2.70% from 2.97% for 2009.

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

Interest income is affected by changes in the mix and volume of average-earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the year ended December 31, 2010 was $31.0 million compared to $33.4 million for the prior year, a decrease of $2.5 million. The overall decrease in interest income over the prior year was attributable to a decrease in volume of our average-earning assets, primarily loans, lower yields as well as the effect of a higher level of average nonaccrual loans over the prior year.  Our loan portfolio, our highest yielding asset, declined $33.8 million on average from 2009, effectively reducing interest income by approximately $2.0 million.  Lower loan yields effectively decreased interest income by approximately $1.0 million.  In addition a higher average of nonaccrual loans resulted in additional lost interest income of approximately $171,000 over the prior year.  Mortgage loans held for sale averaged $30.7 million for the year 2010 providing additional income of $1.5 million, offsetting declines in other lower-yielding interest-earning assets including investments and certificates of deposits with banks. The yield on mortgage loans held for sale averaged 4.79% compared to 2.94%,  and 0.89%, respectively, for available for sale investments and other interest-earning deposits and certificates of deposit.

Our intentional change in deposit mix and repricing of time deposits at lower rates were the primary factors for the overall decrease in interest expense. Interest expense for the year ended December 31, 2010 was $7.5 million compared to $11.8 million for the prior year, a $4.4 million decrease. Average time deposits decreased $73.6 million from the previous year primarily in non-core wholesale brokered, internet and single-service certificates of deposit. These higher-costing and generally more volatile deposits were replaced with lower costing interest checking, money market and non-interest-bearing transaction deposits which grew in total an average of $37.5 million, of which $24.2 million were in non-interest-bearing demand deposits. The decrease in average time deposits decreased interest expense by approximately $1.8 million while lower interest rates as a result of repricing reduced total interest expense by approximately $2.4 million. Interest expense on average short-term and long-term borrowings decreased $14,000 and $157,000, respectively, over the prior year due substantially to lower interest rates on these borrowings.

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

Non-interest Income. For the year ended December 31, 2010, non-interest income increased $3.3 million or over 283% over the prior year primarily due to fee income from our new mortgage division. Fees from mortgage operations were $2.6 million for the year ended 2010 resulting from a high volume of mortgage loan refinances due to lower interest rates.  Included in non-interest income for 2010 and 2009 are security gains from our available for sale portfolio of $741,000 and $464,000, respectively.  During 2009, non-interest income includes the loss from the write-off of our stock investment in our lead correspondent bank of $134,000. Fees from annuity sales and other fees generated from our wealth management services division provided $439,000 in non-interest income, up $323,000 or 277.0% over the prior year period. We restructured, and hired a new wealth management director for our wealth management services division during the second quarter of 2010 and expect fees generated from this division as well as fees from our new mortgage division to be key sources of noninterest income in the future. Service charges and fees on deposit accounts and merchant and other loan fees were $402,000 and $114,000, respectively, for 2010 compared to $432,000 and $136,000, respectively for 2009. As a percentage of average assets, non-interest income increased to0.68% for the year 2010 compared to 0.17% for the year 2009.

Non-interest Expense. Non-interest expense includes salaries and benefits paid to employees, occupancy and equipment expenses and all other operating costs. Total non-interest expense for the year ended December 31, 2010 increased $2.9 million or 19.2% to $18.0 million from $15.1 million for the prior year period. The increase is primarily attributable to substantially higher net costs related to foreclosed assets, up $780,000, over the prior year period as well as additional personnel costs attributable to our new mortgage division. We continued expense reducing initiatives during 2010 which began in early 2009 in an effort to partially offset unexpected expenses, particularly higher asset quality related costs due to the current and anticipated economic environment. We plan to re-instate fees paid to our corporate board early in 2011 which had been suspended for the past two years. Presently, other than corporate board fees, we do not anticipate re-instatement of other  cost saving initiatives such as incentive bonuses and merit increases or 401k matching contributions in the near future until our asset quality related expenses return to historically low levels.

Salaries and other personnel expense represent our largest expense category at $8.4 million for the year ended December 31, 2010, up $2.0 million or 30.6% from $6.4 million for the year ended December 31, 2009.  Approximately $1.9 million of the increase was attributable to our new mortgage division. A high level of mortgage loan refinancing activity throughout the year generated increased personnel costs through commissions paid to mortgage loan originators as well as additional costs for support personnel within this division. Personnel expense within our wealth management services division is also primarily fee driven.  Significantly higher fee income resulted in higher commission expense, up approximately $230,000 over the prior year. We continued to temporarily suspend 401k matching benefits, incentive bonuses as well as merit increases as part of the cost savings initiatives we began in 2009.  Expense for 401k matching contributions decreased $108,000 from the prior year as these benefits were not suspended until May 2009. As a percentage of average assets, personnel expense increased to 1.28% for the year 2010 compared to 0.92% for the year 2009.

Occupancy and equipment costs remained substantially unchanged increasing $16,000 to $2.8 million for the year ended December 31, 2010 from the same period last year. Other non-interest expenses increased $913,000 or 15.3% over the prior year period primarily due to increased expenses related to foreclosed assets. Subsequent to foreclosure, valuations are periodically performed on the properties. Due to continued downturn in the New Hanover County and increasingly in the Wake County real estate markets, revaluations of foreclosed properties resulted in valuation losses of $1.1 million for the year ended December 31, 2010, up $451,000 or 64.7% over the prior year.  In addition to the valuation write-downs, net losses on sales of foreclosed assets for the period were $183,000 compared to $38,000 for the prior year. General costs on foreclosed properties net of rental income received were $256,000, up $184,000 or 255.6% over 2009 due to a higher number of foreclosed properties maintained during the year.  As a percent of average assets, net foreclosed asset costs were 0.24% for the year ended December 31, 2010 compared to 0.12% for the prior year period. FDIC insurance premiums were down $420,000 for 2010 from the prior year.  The decrease is due to a lower deposit base as well as the inclusion in the prior year period of an emergency special assessment levied against all banks in June 2009 in addition to a higher base assessment. Additional discussion regarding increased insurance assessments is presented in Item 1. Business “Supervision and Regulation-Insurance Assessments.” Our outsourced services expense is related to data processing and other services for our customers’ accounts.  These services are primarily volume driven and increase as we add new offices and products with corresponding increases in loan, deposit and other customer-based accounts. In total, outsourced data processing fees were up $266,000 over the prior year, primarily due to outsourced software services to our customers of our “CommunityPLUS” division. Professional fees were up $59,000 over the prior year for legal, audit and tax services and shareholder communications due primarily to higher annual meeting expense, the acquisition of our new mortgage loan division and employment contracts. There were no other significant changes in other noninterest expenses. Including additional net costs related to foreclosed assets and additional personnel expense as a result of our new mortgage division, our non-interest expense as a percent of average assets was 2.75% for the year ended December 31, 2010 compared to 2.18% for the prior year.

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

Average Balances and Net Interest Income Analysis

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thoursands)
Interest-earning assets:
Loans (1)	$461,849	$25,429	5.51%	$494,706	$28,288	5.72%	$528,476	$31,257	5.91%
Loans held for sale	39,369	1,647	4.18%	30,726	1,472	4.79%	-	-	-
Investment securities available for sale	18,844	530	2.81%	19,970	587	2.94%	25,725	1,113	4.33%
Investment securities held to maturity	250	11	4.40%	420	16	3.81%	750	38	5.07%
Other interest-earning assets	63,370	173	0.27%	67,281	599	0.89%	103,598	1,032	1.00%

Total interest-earning assets	583,682	27,790	4.76%	613,103	30,962	5.05%	658,549	33,440	5.08%

Other assets	52,122			42,903			37,359

Total assets	$635,804			$656,006			$695,908

Interest-bearing liabilities:
Deposits:
Savings, money market and NOW	$257,032	1,630	0.63%	$242,359	2,066	0.85%	$229,016	2,062	0.90%
Time deposits over $100,000	80,592	1,469	1.82%	110,325	2,431	2.20%	141,852	4,234	2.98%
Other time deposits	90,809	1,300	1.43%	114,543	2,051	1.79%	156,604	4,439	2.83%
Borrowings:
Short-term borrowings	2,541	2	0.08%	5,804	19	0.33%	9,236	33	0.36%
Long-term borrowings	27,257	922	3.38%	27,271	921	3.38%	27,291	1,078	3.95%

Total interest-bearing liabilities	458,231	5,323	1.16%	500,302	7,488	1.50%	563,999	11,846	2.10%

Noninterest-bearing deposits	136,940			114,927			90,770
Other liabilities	2,440			2,881			4,165
Shareholders' equity	38,193			37,896			36,974

Total liabilities and shareholders' equity	$635,804			$656,006			$695,908

Net interest income and interest rate spread		$22,467	3.60%		$23,474	3.55%		$21,594	2.98%

Net interest margin			3.85%			3.83%			3.28%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.38%			122.55%			116.76%

Net interest margin including nonaccrual loans			3.70%			3.74%			3.22%

(1)	Nonaccrual loans are excluded from loan amounts.

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

	Year Ended December 31, 2011 vs. 2010			Year Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$(1,844)	$(1,015)	$(2,859)	$(1,964)	$(1,005)	$(2,969)
Loans held for sale	388	(213)	175	1,472	-	1,472
Investment securities available for sale	(32)	(25)	(57)	(209)	(317)	(526)
Investment securities held to maturity	(7)	2	(5)	(15)	(7)	(22)
Other interest-earning assets	(221)	(205)	(426)	(393)	(40)	(433)

Total interest income	(1,716)	(1,456)	(3,172)	(1,109)	(1,369)	(2,478)

Interest expense:
Deposits:
Savings, money market and NOW	109	(545)	(436)	114	(110)	4
Time deposits over $100,000	(599)	(363)	(962)	(818)	(985)	(1,803)
Other time deposits	(382)	(369)	(751)	(973)	(1,415)	(2,388)
Borrowings:
Short-term borrowings	(7)	(10)	(17)	(12)	(2)	(14)
Long-term borrowings	(1)	2	1	(1)	(156)	(157)

Total interest expense	(880)	(1,285)	(2,165)	(1,690)	(2,668)	(4,358)

Net interest income increase (decrease)	$(836)	$(171)	$(1,007)	$581	$1,299	$1,880

Liquidity

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, certificates of deposit with banks, Federal funds sold, investment securities and loans classified as held for sale) comprised $112.3 million or 17.7% and $110.7 million or 17.5%, respectively, of our total assets as of December 31, 2011 and December 31, 2010.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets.  We are also authorized to borrow from the Federal Reserve Bank’s “discount window”.  As of December 31, 2011, we had pledged specific collateral for potential borrowing of up to $146.0 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase.  As of December 31, 2011, our short-term borrowings consisted of securities sold under agreements to repurchase of $73,000. As of December 31, 2011, overnight excess funds of $36.0 million were invested in our account at the Federal Reserve.

Total deposits were $564.4 million and $562.7 million, respectively, as of December 31, 2011 and December 31, 2010.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 27.5% and 34.6%, respectively, of total deposits as of December 31, 2011 and December 31, 2010. Time deposits of $100,000 or more represented 16.2% and 17.6%, respectively, of our total deposits as of December 31, 2011 and December 31, 2010.  As of December 31, 2011, our funds did not include any wholesale brokered certificates of deposit or internet deposits.  Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. To be categorized as well capitalized, the Bank must maintain a minimum ratio of total risk-based capital of 10.0% among other ratios. As of December 31, 2011, the Bank was “well capitalized” with a total risk-based capital ratio of 13.87%. Deposits generated through an internet subscription service of $5.2 million as of year-end 2010 were intentionally eliminated by the end of the first quarter of 2011. We believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that we believe will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate.  We believe our liquidity position as of December 31, 2011 is adequate to meet our operating needs.

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

The analysis of an institution’s interest rate gap, which is the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time, is a standard tool for the measurement of exposure to interest rate risk. We currently utilize a process of net interest income simulation where we project future balance sheet levels, interest rates, and noninterest income and noninterest expenses.   These projections are then shocked with changes in interest rates to capture any interest rate risk within the base case projections. Beginning in 2009, we began to incorporate Economic Value of Equity, or EVE, as a component of asset/liability management.  EVE analysis provides insight into the trends of our Bank’s earning capacity and utilizes a process of determining the present net value of our cash flows. The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which is projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions made regarding prepayment rates and deposit drop off rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing as of December 31, 2011
	3 Months	Over 3 Months	Total Within	Over 12
	or Less	to 12 Months	12 Months	Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$49,728	$-	$49,728	$-	$49,728
Loans	181,994	57,300	239,294	251,161	490,455
Investment securities available for sale	1,314	4,712	6,026	6,891	12,917
Investment securities held to maturity	250	-	250	-	250
Other earning assets	39,547	-	39,547	1,073	40,620
Total interest-earning assets	$272,833	$62,012	$334,845	$259,125	$593,970

Percent of total interest-earning assets	45.93%	10.44%	56.37%	43.63%	100.00%

Cumulative percent of total interest-earning assets	45.93%	56.37%	56.37%	100.00%	100.00%

Interest-bearing liabilities:
Deposits:
Savings, money market, and NOW	$264,304	$-	$264,304	$-	$264,304
Time deposits	36,721	69,170	105,891	49,059	154,950
Borrowings:
Short-term borrowings	73	-	73	-	73
Long-term borrowings	26,464	-	26,464	782	27,246
Total interest-bearing liabilities	$327,562	$69,170	$396,732	$49,841	$446,573

Percent of total interest-bearing liabilities	73.35%	15.49%	88.84%	11.16%	100.00%

Cumulative percent of total interest-bearing liabilities	73.35%	88.84%	88.84%	100.00%	100.00%

Interest sensitivity gap	$(54,729)	$(7,158)	$(61,887)	$209,284	$147,397
Cumulative interest sensitivity gap	(54,729)	(61,887)	(61,887)	147,397	147,397
Cumulative interest sensitivity gap as a percent of total interest-earning assets	-9.21%	-10.42%	-10.42%	24.82%	24.82%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	83.29%	84.40%	84.40%	133.01%	133.01%

Capital

A significant measure of the strength of a financial institution is its capital base.  Federal bank regulators have classified capital into the following components:  (1) Tier I capital, which includes common shareholders’ equity (excluding accumulated other comprehensive income) and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its risk-adjusted assets, which are the institution’s assets and certain off-balance sheet items adjusted for predefined credit risk factors.  A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.  In addition to the risk-based guidelines, federal regulations require a financial institution to maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. Our equity to assets ratio was 6.16% and 5.92%, respectively, as of December 31, 2011 and December 31, 2010. Based on the current economic and regulatory environment, the Bank’s board of directors has decided to maintain a Tier I leverage ratio of 8% or more and a total risk based capital ratio of 12% or more for the Bank. As the following table indicates, as of December 31, 2011, we exceeded our regulatory capital requirements for both the Company and Bank.

	North State Bancorp			North State Bank
	As of December 31, 2011			As of December 31, 2011
		Minimum	Well-Capitalized		Minimum	Well-Capitalized
	Actual	Requirement	Requirement	Actual	Requirement	Requirement
	Ratio	Ratio	Ratio	Ratio	Ratio	Ratio

Total risk-based capital ratio	14.08%	8.00%	10.00%	13.87%	8.00%	10.00%
Tier I risk-based capital ratio	10.12%	4.00%	6.00%	10.43%	4.00%	6.00%
Tier I leverage ratio	8.12%	4.00%	5.00%	8.37%	4.00%	5.00%

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

Our trust preferred securities presently qualify as Tier 1 regulatory capital subject to a limit of 25% of total core capital elements and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary.  Accounting pronouncements require the Trusts to be deconsolidated from our financial statements.  In March 2005, the Board of Governors of the Federal Reserve adopted a rule affecting the inclusion of trust preferred securities in Tier 1 capital.  Effective March 31, 2011, the Federal Reserve rule limits the aggregate amount of restricted core capital elements, including trust preferred securities that can be included in Tier 1 capital to not more than 25% of total core capital elements, net of goodwill, less any associated tax liability.  The new rule also limits the aggregate amount of restricted core capital elements (including trust preferred securities), term subordinated debt and limited life preferred stock that can be included in Tier II capital to 50% of Tier 1 capital.  The new rules, effective March 31, 2011, had a minimal effect on our calculation of Tier I capital and we expect the effect to remain minimal.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes in these same amounts or at all.  In the event of a disallowance, there would be a reduction in our consolidated Tier 1 and leverage capital ratios.

On May 13, 2008, the Bank issued $9.8 million and on July 1, 2008 an additional $1.2 million of floating-rate subordinated notes due June 30, 2018.  The Bank may redeem some or all of the notes at any time beginning on June 30, 2013 at a price equal to 100% of the principal amount of the notes redeemed plus accrued but unpaid interest to the redemption date. The subordinated notes are included in long-term borrowings and currently qualify 100% as Tier II capital. To qualify for Tier II capital, the subordinated notes must have an original weighted average maturity of at least five years. The subordinated notes are discounted 20% each year after the remaining maturity is five years or less until maturity. The portion of qualifying subordinated notes that remains after discounting, if any, is limited to 50% of Tier I capital. The subordinated notes are scheduled for discounting 20% per year beginning July1, 2013 when the notes will have a remaining maturity of less than five years.

We intend that our company and our bank remain “well-capitalized” for regulatory purposes.  To do so, we might need additional capital in the future due to any impact on our operations or financial condition caused by the recent prolonged recession and continuing economic stagnation and any governmental and regulatory responses to the recession, greater than expected future growth, or other reasons.  If necessary, we will consider all viable alternatives for raising capital including additional issuances of trust preferred securities. After careful and complete evaluation, in November 2008 we chose not to participate in the Capital Purchase Plan of the U.S. Government’s Troubled Asset Relief Program.

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

The following table reflects our expected contractual obligations and future operating lease commitments as of December 31, 2011.

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(Dollars in thousands)

Short-term borrowings	$73	$73	$-	$-	$-
Long-term borrowings	27,246	-	-	-	27,246
Operating lease payments	7,531	1,052	2,152	1,509	2,818
Commitments to fund affordable housing investment	200	165	35	-	-
Time deposits	154,950	105,891	41,398	7,553	108

Total contractual cash obligations	$190,000	$107,181	$43,585	$9,062	$30,172

The following table reflects our other commitments outstanding as of December 31, 2011.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After
Commercial Commitments	Committed	1 Year	2 - 3 Years	4 - 5 Years	5 Years
	(Dollars in thousands)
Undisbursed portion of home equity credit lines secured by 1-4 family residential properties	$16,567	$2,280	$7,323	$6,267	$697
Undisbursed portion of commercial real estate, construction and land development loans	11,819	10,015	1,233	29	542
Other commitments and lines of credit	9,890	8,641	426	473	350
Commitments to originate mortgage loans, fixed and variable	124,872	124,872	-	-	-
Letters of credit	1,385	1,371	14	-	-

Total commercial commitments	$164,533	$147,179	$8,996	$6,769	$1,589

Off-Balance Sheet Arrangements

Information about our off-balance sheet risk exposure is presented in Note L to the consolidated financial statements included in this report. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, or SPEs, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011, our sole SPE activity is with North State Statutory Trust I, North State Statutory Trust II and North State Statutory Trust III.  We issued $5.2 million of junior subordinated debentures, included in long-term debt on the balance sheet, to each of these trusts on March 17, 2004, December 15, 2005 and November 28, 2007, respectively, in exchange for the proceeds of trust preferred securities issued by these trusts.

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

	Selected Quarterly Financial Data (Unaudited)
	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$6,874	$7,102	$6,734	$7,080	$7,720	$7,853	$7,789	$7,600
Total interest expense	1,203	1,289	1,349	1,482	1,590	1,770	1,971	2,157
Net interest income	5,671	5,813	5,385	5,598	6,130	6,083	5,818	5,443
Provision for loan losses	2,179	2,137	1,418	1,015	3,067	2,166	1,612	1,250
Net interest income after provision	3,492	3,676	3,967	4,583	3,063	3,917	4,206	4,193
Noninterest income	1,822	1,359	1,165	743	1,593	1,572	725	586
Noninterest expense	4,421	4,696	4,950	5,002	4,861	4,895	4,377	3,903
Income (loss) before income taxes	893	339	182	324	(205)	594	554	876
Provision for income taxes	304	106	71	120	(66)	255	244	362
Net income (loss)	$589	$233	$111	$204	$(139)	$339	$310	$514

Per Share Data:
Net income (loss):
Basic	$0.08	$0.03	$0.01	$0.03	$(0.02)	$0.05	$0.04	$0.07
Diluted	$0.08	$0.03	$0.01	$0.03	$(0.02)	$0.05	$0.04	$0.07

Common stock price:
High	$3.60	$3.75	$4.01	$4.25	$4.25	$4.40	$4.50	$5.00
Low	$1.85	$3.00	$3.00	$3.70	$2.75	$3.58	$3.50	$3.90
Close	$2.70	$3.50	$3.75	$4.00	$3.51	$4.25	$3.50	$4.40

Tangible book value	$5.23	$5.16	$5.11	$5.06	$5.03	$5.09	$5.06	$5.04

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected or is likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The information required by this Item concerning our directors and executive officers is incorporated by reference from the sections captioned “Proposal No. 1 - Election of Directors”, “Other Information – Other Directors” and “Other Information - Executive Officers” contained in our proxy statement related to the 2012 Annual Meeting of Shareholders scheduled to be held on May 31, 2012.  The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act is incorporated by reference from the section of our proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this Item concerning our “audit committee financial expert” is contained under the section captioned “Other Information-Report of the Audit Committee” contained in our proxy statement for the 2012 Annual Meeting of Shareholders.

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

Since the date of our proxy statement for our 2011 Annual Meeting of Shareholders, we have not made any material change to the procedures by which our shareholders may recommend nominees to our Board of Directors.  Those procedures are discussed under the section captioned “Director Nominations” in our proxy statement for the 2012 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation”, “Other Information – Compensation Discussion and Analysis”, “Employment and Change in Control Agreements” , “Other Information – Compensation Committee Report”, “Other Information – Compensation Committee Interlocks and Insider Participation”, and “Other Information - Director Compensation” contained in our proxy statement for the 2012 Annual Meeting of Shareholders .

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Management and Certain Beneficial Owners” contained in our proxy statement for the 2012 Annual Meeting of Shareholders and in Part II, Item 5 of this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Transactions” contained in our proxy statement for the 2012 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Report of the Audit Committee” contained in our proxy statement for the 2012 Annual Meeting of Shareholders.

Item 15.  Exhibits and Financial Statement Schedules.

(A)           Exhibits

Exhibit No.	Exhibit Title

3.1 (a)	Articles of Incorporation, amended as of May 9, 2007

3.2 (l)	Bylaws adopted June 7, 2002, amended as of March 24, 2010

4.1 (a)	Form of North State Bancorp stock certificate

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

4.7 (h)	Junior Subordinated Indenture dated as of November 28, 2007, between North State Bancorp, as Issuer and Wells Fargo Bank, N.A., as Trustee

10.1 (c)	Stock Option Plan for Non-Employee Directors, assumed as of June 28, 2002

10.2 (c)	Stock Option Plan for Employees, assumed as of June 28, 2002

10.3 (l)	Employment Agreement between North State Bank and Larry D. Barbour, dated as of June 1, 2000, as amended on December 30, 2009

10.4 (l)	Change in Control Agreement between North State Bank and Kirk A. Whorf, dated as of December 30, 2009

10.6 (l)	Change in Control Agreement between North State Bank and Sandra A. Temple, dated as of December 30, 2009

10.7 (e)	2003 Stock Plan

10.8 (f)	Guarantee Agreement dated as of March 17, 2004, by and between North State Bancorp and U.S. Bank National Association

10.9 (b)	Guarantee Agreement dated as of December 15, 2005, by and between North State Bancorp and Wilmington Trust Company

10.11(f)	Lease dated May 1, 2003 between North State Bancorp and NHM00, LLC.

10.12(g)	Assignment and Assumption of Lease effective January 14, 2000 among North State Bank, Oberlin Investors Two, LLC and Branch Banking & Trust Company.

10.13(g)	Office Lease dated April 10, 2000 between North State Bank and Oberlin Investors Two, LLC (including Amendment No. One dated March 29, 2001).

10.14(i)	Lease agreement dated as of December 29, 2006 by and between North State Bank and Atrium Investments, LLC

10.15(i)	Lease agreement dated as of November 1, 2006 between North State Bancorp and Capital Club Properties, LLC

10.16(h)	Guarantee Agreement dated as of November 28, 2007, by and between North State Bancorp and Wells Fargo Bank, N.A.

10.17	Change in Control Agreement between North State Bank and Brian S. Hedges, datedMay 24, 2011

10.18(k)	Fiscal and Paying Agent Agreement, dated May 13, 2008, between North State Bank and Wilmington Trust Company (including form of Floating Rate Subordinated Note due June 30, 2018)

10.19(l)	Employment Agreement between North State Bank and J. Kenneth Sykes, dated February 12, 2010

21.1	List of Subsidiaries

23	Consent of Dixon Hughes Goodman LLP

31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financials provided in XBRL format
_____________

(a)	Incorporated by reference to exhibits filed with our Quarterly Report of Form 10-Q filed on May 15, 2007.
(b)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K filed on December 20, 2005.
(c)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-8 filed on July 31, 2002 (Registration Statement No. 333-97419).
(d)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2002.
(e)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed on April 7, 2003.
(f)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2005.
(g)	Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
(h)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K filed on November 30, 2007.
(i)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2006.
(j)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2007.
(k)	Incorporated by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(l)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 8 – FINANCIAL STATEMENTS

NORTH STATE BANCORP

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
North State Bancorp
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of North State Bancorp (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North State Bancorp at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Greenville, North Carolina
March 30, 2012

NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
ASSETS

Cash and due from banks	$9,826	$5,974
Interest-earning deposits with banks	39,547	43,859
Certificates of deposit with banks	-	198
Investment securities available for sale, at fair value	12,917	9,234
Investment securities held to maturity, at amortized cost	250	250
Loans held for sale	49,728	51,472

Loans	490,455	499,523
Less allowance for loan losses	9,906	9,935
Net loans	480,549	489,588

Accrued interest receivable	1,441	1,654
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,073	1,273
Premises and equipment, net	14,159	14,801
Foreclosed assets	2,851	5,296
Prepaid FDIC insurance	2,777	3,646
Bank owned life insurance	10,146	-
Other assets	7,626	6,620

TOTAL ASSETS	$632,890	$633,865

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand	$145,185	$117,840
Savings, money market and NOW	264,304	250,469
Time	154,950	194,439
Total deposits	564,439	562,748

Accrued interest payable	897	1,181
Short-term borrowings	73	3,615
Long-term borrowings	27,246	27,269
Accrued expenses and other liabilities	1,246	1,550

TOTAL LIABILITIES	593,901	596,363

Commitments

Shareholders' equity:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; 7,427,976 shares issued and outstanding December 31, 2011 and December 31, 2010	21,708	21,636
Retained earnings	17,063	15,926
Accumulated other comprehensive income (loss)	218	(60)

TOTAL SHAREHOLDERS' EQUITY	38,989	37,502

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$632,890	$633,865

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$25,429	$28,288	$31,257
Loans held for sale	1,647	1,472	-
Investments	541	603	1,151
Dividends and interest-earning deposits	173	599	1,032
Total interest income	27,790	30,962	33,440

INTEREST EXPENSE
Savings, money market and NOW	1,630	2,066	2,062
Time deposits	2,769	4,482	8,673
Short-term borrowings	2	19	33
Long-term borrowings	922	921	1,078
Total interest expense	5,323	7,488	11,846

NET INTEREST INCOME	22,467	23,474	21,594

PROVISION FOR LOAN LOSSES	6,749	8,095	5,710

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,718	15,379	15,884

NON-INTEREST INCOME
Fees from mortgage operations	3,492	2,620	-
Other	1,597	1,856	1,168
Total non-interest income	5,089	4,476	1,168

NON-INTEREST EXPENSE
Salaries and employee benefits	9,448	8,400	6,430
Occupancy and equipment	2,730	2,774	2,758
Data processing and other outsourced services	1,486	1,466	1,200
Net cost of foreclosed assets	1,618	1,587	807
Other	3,787	3,809	3,942
Total non-interest expense	19,069	18,036	15,137

INCOME BEFORE INCOME TAXES	1,738	1,819	1,915

INCOME TAXES	601	795	817

NET INCOME	$1,137	$1,024	$1,098

NET INCOME PER COMMON SHARE:
Basic	$0.15	$0.14	$0.15
Diluted	$0.15	$0.14	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,427,976	7,363,618	7,179,744
Diluted	7,431,544	7,389,397	7,316,292

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)

Net income	$1,137	$1,024	$1,098

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	826	(6)	137
Tax effect	(318)	2	(53)
Reclassification of net gain recognized in net income	(374)	(741)	(464)
Tax effect	144	286	179
	278	(459)	(201)

Cash flow hedging activities:
Reclassification of gains recognized in net income	-	-	(804)
Tax effect	-	-	310
	-	-	(494)

Total other comprehensive income (loss)	278	(459)	(695)

Comprehensive income	$1,415	$565	$403

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009

				Accumulated
				other	Total
	Common Stock		Retained	comprehensive	shareholders'
	Shares	Amount	earnings	income (loss)	equity
	(Dollars in thousands)

Balance as of December 31, 2008	7,171,268	$20,648	$13,804	$1,094	$35,546
Net income	-	-	1,098	-	1,098
Other comprehensive loss, net of tax	-	-	-	(695)	(695)
Stock based compensation	-	119	-	-	119
Stock options exercised including income tax benefit of $9	27,245	98	-	-	98

Balance as of December 31, 2009	7,198,513	20,865	14,902	399	36,166
Net income	-	-	1,024	-	1,024
Other comprehensive loss, net of tax	-	-	-	(459)	(459)
Stock based compensation	-	100	-	-	100
Stock options exercised including income tax benefit of $60	229,463	671	-	-	671

Balance as of December 31, 2010	7,427,976	21,636	15,926	(60)	37,502
Net income	-	-	1,137	-	1,137
Other comprehensive income, net of tax	-	-	-	278	278
Stock based compensation	-	72	-	-	72

Balance as of December 31, 2011	7,427,976	$21,708	$17,063	$218	$38,989

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,137	$1,024	$1,098
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	6,749	8,095	5,710
Provision for foreclosed assets	1,384	1,148	697
Depreciation and amortization	889	927	914
Deferred income taxes	364	(987)	(213)
Net amortization (accretion) of premiums and discounts on investment securities	31	(13)	-
Impairment loss on nonmarketable securities	-	-	134
Originations of mortgage loans held for sale	(438,043)	(363,278)	-
Proceeds from sales of mortgage loans held for sale	439,868	312,634	-
Amortization of gain on termination of derivative instrument	-	-	(804)
Net realized gain on sale of investment securities available for sale	(374)	(741)	(464)
Gain on sale of equity interest in investment	-	-	(18)
Income from bank owned life insurance	(146)	-	-
Loss on sale of foreclosed assets	60	183	38
Stock based compensation	72	100	119
Changes in assets and liabilities:
(Increase) decrease in other assets	(756)	2,752	(6,656)
Decrease in accrued interest receivable	213	157	360
Decrease in accrued expenses and other liabilities	(304)	(208)	(763)
Decrease in accrued interest payable	(284)	(543)	(519)
Net cash provided (used) by operating activities	10,860	(38,750)	(367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in certificates of deposit with banks	198	49,998	(28,354)
Proceeds from sales of investment securities available for sale	19,721	21,049	17,157
Proceeds from maturities and repayments of investment securities available for sale	10,069	17,107	6,491
Purchase of investment securities available for sale	(32,678)	(23,985)	(10,503)
Redemption (purchase) of Federal Home Loan Bank stock	200	2	(252)
Purchase of bank owned life insurance	(10,000)	-	-
Purchase of investment accounted for under the cost method	-	(500)	-
Net decrease (increase) in loans	(423)	6,862	18,667
Purchases of premises and equipment	(247)	(882)	(3,472)
Proceeds from sale of equity interest in investment	-	-	32
Proceeds from sales of foreclosed assets	3,784	5,996	782
Capital expenditures on foreclosed assets	(70)	(169)	(136)
Net cash provided (used) by investing activities	(9,446)	75,478	412

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short term borrowings	(3,542)	(2,488)	(1,679)
Repayments on long-term borrowings	(23)	(21)	(21)
Net increase (decrease) in deposits	1,691	(44,140)	(5,790)
Excess tax benefits from exercise of stock options	-	60	9
Proceeds from exercise of stock options	-	611	89
Net cash used by financing activities	(1,874)	(45,978)	(7,392)

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2011, 2010 and 2009

2011	2010	2009
(Dollars in thousands)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(460)	$(9,250)	$(7,347)

CASH AND CASH EQUIVALENTS, BEGINNING	49,833	59,083	66,430

CASH AND CASH EQUIVALENTS, ENDING	$49,373	$49,833	$59,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,633	$8,030	$12,365
Income taxes paid	462	551	1,535

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on investment securities available for sale, net of tax	$278	$(459)	$(201)
Unrealized loss on hedging activities, net of tax	-	-	(494)
Transfer of loans to foreclosed assets	2,713	9,183	2,376

See accompanying notes.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE A - ORGANIZATION AND OPERATIONS

On June 28, 2002, North State Bancorp (the “Company”) was formed as a holding company for North State Bank (the “Bank”).  Upon formation, one share of the Company’s $1.00 par value common stock was exchanged for each of the outstanding shares of the Bank’s $5.00 par value common stock.  On May 9, 2007, the Company’s shareholders approved the decrease of the Company’s par value of common stock from $1.00 per share to no par value per share.  The Company currently has no operations and conducts no business on its own other than owning the Bank, North State Statutory Trust I, North State Statutory Trust II and North State Statutory Trust III, all of which are wholly-owned subsidiaries of the Company. The Company is subject to the rules and regulations of the Federal Reserve Bank and the North Carolina Commissioner of Banks.

The Bank was incorporated May 25, 2000 and began banking operations on June 1, 2000. The Bank is engaged in general commercial and retail banking in central North Carolina, principally Wake County, and in southeast North Carolina in New Hanover County, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Bank’s wholly-owned subsidiary, North State Wealth Advisors, Inc., offers wealth management and brokerage services. North State Bank Mortgage (“NSB Mortgage”), a division of the Bank, began operations during February 2010 for the purpose of originating and selling single-family, residential first mortgage loans.  In June 2011, the Bank established a wholly owned subsidiary, North State Title, LLC, which owns 67% of Title Group, LLC, a title insurance agency.

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

Cash and Cash Equivalents
For the purpose of presentation in the statement of cash flows, cash and cash equivalents include cash and due from banks and interest-earning deposits with banks.

Certificates of Deposit with Banks
Certificates of deposits with banks typically have an original maturity of one year or less. Certificates of deposit as of December 31, 2010 bearing interest at a rate of 1.15% matured in January 2011.

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
Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Investment Securities (Continued)

Certain equity security investments that do not have readily determinable fair values and for which the Company does not exercise significant influence are carried at cost.  As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”).  As of December 31, 2011 and 2010, these equity securities totaled $1.1 million and $1.3 million, respectively.  Due to the redemption provisions of the FHLB, the Company estimates that fair value equals cost.  All the equity securities are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable. For the year ended December 31, 2009, the Company recorded an impairment loss of $134,000 on stock owned in Silverton Bank.

Loans Held for Sale
Loans held for sale represent single-family, residential first mortgage loans on a pre-sold basis originated by our mortgage division.  Generally, commitments to sell these loans are made after the intent to proceed with mortgage applications are initiated with borrowers, and all necessary components of the loan are approved according to secondary market underwriting standards of the investor that purchases the loan. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms.  Loans held for sale are subsequently measured at the lower of cost or fair value on an aggregated basis within the consolidated balance sheet under the caption “loans held for sale”. The Company recognizes certain origination and service release fees from the sale, which are included in non-interest income in the consolidated statements of operations.  The Company is exposed to certain risks relating to its ongoing mortgage origination business. The Company enters into interest rate lock commitments and forward commitments to sell mortgages. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 30 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company’s written loan commitments are based on current secondary market pricing and included on the consolidated balance sheet in other assets and in noninterest income on the consolidated statement of operations.  Forward loan sale commitments are generally equal and offsetting to interest rate loan commitments.The gains and losses from the future sales of the mortgages are recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded in the  statement of operations.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest income is recorded as earned on an accrual basis.

Unsecured loans are charged-off against the Company’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months and the analysis of the borrower and any guarantors would indicate no further support can be provided, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment and the collateral or guarantors are deemed unable to repay any shortfall. Once secured loans reach 90 days past due, they are placed into non-accrual status. If the loan is deemed to be solely collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal/evaluation. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount. Generally, if the loan is unsecured the loan must be charged-off in full while if it is secured the loan is charged down to the net liquidation value of the collateral.

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
Years Ended December 31, 2011, 2010 and 2009

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

Troubled Debt Restructured loans are loans that have been modified due to deterioration in the borrower’s financial condition, resulting in more favorable terms for the borrower. Accrual of interest is continued for restructured loans when the borrower was performing prior to the restructuring and there is reasonable assurance of repayment and continued performance under the modified terms. Accrual of interest on restructured loans in nonaccrual status is resumed when the borrower has established a sustained period of performance under the restructured terms of at least six months.

Allowance for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In evaluating the allowance for loan losses, the Company prepares an analysis of its current loan portfolio using historical loss rates, other identified factors, and data from its portfolio to calculate a general reserve for loan losses.  The Company applies a charge-off rate based on charge-off history, current impairments and management’s judgment applied to seven classes of loans in its current loan portfolio.  In addition, the Company has identified seven factors that are considered as indicators of changes in the level of risk of loss inherent with the Company’s loan portfolio. These factors are payment performance, overall portfolio quality utilizing weighted average risk rating, general economic factors such as unemployment, delinquency and charge-off rates, regulatory examination results, the interest rate environment, levels of highly leveraged transactions and levels of commercial real estate concentrations, which address the risks associated with construction, development and non-owner occupied commercial real estate lending.  Each of these factors is assigned a level of risk and this risk factor is applied to only the general pool of loans.  In addition to the general reserve calculation, all loans risk rated “substandard”, “doubtful” and “loss” are reviewed for probable losses and if management determines a loan to be impaired it is removed from its homogeneous group and individually analyzed for impairment.  Other groups of loans may also be selected for impairment review.  A loan is considered impaired when, based on current information and events, it is considered probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the original contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the original effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Bank Owned Life Insurance
Bank owned life insurance is carried at cash surrender value as determined by the insurer. The carrying value of life insurance approximates fair value.

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
Tax positions are analyzed in accordance with generally accepted accounting principles. Interest recognized as a result of the Company’s  analysis of tax positions would be classified as interest expense. Penalties would be classified as noninterest expense.

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

As of December 31, 2011, the Company had one stock-based compensation plan, which is more fully described in Note O.

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

	2011	2010	2009
	(Dollars in thousands)

Weighted average number of common shares used in computing basic net income per share	7,427,976	7,363,618	7,179,744

Effect of dilutive stock options	3,568	25,779	136,548

Weighted average number of common shares and dilutive potential shares used in computing diluted net income per share	7,431,544	7,389,397	7,316,292

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share (Continued)

For the years ended December 31, 2011, 2010 and 2009 there were 95,787,  105,787, and 76,550, respectively, anti-dilutive shares excluded from the calculation of total dilutive weighted average shares due to the exercise price exceeding the average market price for the year.

Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on investment securities available for sale, net of income taxes and unrealized holding gains on hedge instruments, net of income taxes, are reported as a separate component of the equity section of the balance sheet . Such items, along with net income, are components of total comprehensive income.

Accumulated other comprehensive income (loss) consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Accumulated other comprehensive income (loss):

Unrealized holding gains (losses) on available for sale securities	$358	$(94)	$653
Tax effect	(140)	34	(254)
Net unrealized holding gains (losses) on available for sale securities	218	(60)	399

Total accumululated other comprehensive income (loss)	$218	$(60)	$399

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting
Management is required by accounting pronouncements governing the disclosures about segments of an enterprise and related information to report selected financial and descriptive information about reportable operating segments.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation.  In all material respects, the Company’s operations are entirely within the commercial and retail banking segment and the consolidated financial statements presented herein reflect the results of that segment. Included as a division of the Bank, NSB Mortgage is reported as a separate segment as well as the parent Company.  Segment information regarding the Bank, NSB Mortgage and the parent Company are fully described in Note Q. Also, the Company has no foreign operations or customers.

Recent Accounting Pronouncements
In April 2011, the FASB issued Accounting Standards Update No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. The amendments in this standard remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this update. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption did not have an impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles, or GAAP, and international financial reporting standards, or IFRS. The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income. The new standard provides guidance and new formats for reporting components of total net income and comprehensive income. The guidance allows the presentation of net income and comprehensive income to be in a single continuous statement or two separate but consecutive statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this statement did not have a material impact on the consolidated financial statements.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale and securities held to maturity with gross unrealized gains and losses, follows:

	As of December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$12,559	$358	$-	$12,917
Total securities available for sale	$12,559	$358	$-	$12,917

Securities held to maturity:
Corporate securities	$250	$-	$49	201
Total securities held to maturity	$250	$-	$49	$201

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. government agencies	$5,500	$-	$-	$5,500
Government-sponsored residential mortgage-backed securities	3,829	28	123	3,734
Total securities available for sale	$9,329	$28	$123	$9,234

Securities held to maturity:
Corporate securities	$250	$-	$39	211
Total securities held to maturity	$250	$-	$39	$211

The following table shows at December 31, 2011 and 2010 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity.  As of December 31, 2011, the Company did not hold any available for sale securities with unrealized losses. Unrealized losses on available for sale securities as of December 31, 2010 relate to one government-sponsored residential mortgage-backed security. The unrealized losses on held to maturity securities for December 31, 2011 and 2010 relate to one corporate security.   All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. Since the Company does not intend to sell the impaired corporate bond prior to recovery and it is more likely than not the Company will not be required to sell this imparied security prior to recovery, it is not deemed to be other than temporarily impaired.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE C - INVESTMENT SECURITIES (Continued)

	As of December 31, 2011
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities held to maturity:
Corporate securities	$-	$-	$201	$49	$201	$49
Total securities held to maturity	$-	$-	$201	$49	$201	$49

	As of December 31, 2010
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,879	$123	$-	$-	$2,879	$123
Total temporarily impaired securities	$2,879	$123	$-	$-	$2,879	$123

Securities held to maturity:
Corporate securities	$-	$-	$211	$39	$211	$39
Total securities held to maturity	$-	$-	$211	$39	$211	$39

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2011
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities
Due within one year	$86	$87
Due after one but within five years	153	164
Due after five but within ten years	3,860	3,930
Due after ten years	8,460	8,736
	$12,559	$12,917
Securities held to maturity:
Corporate Securities
Due after five but within ten years	$250	$201
	$250	$201

Securities with a carrying value of $1.7 million and $8.8 million as of December 31, 2011 and 2010, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

During 2011 and 2010, proceeds from the sales of investment securities of $19.7 million and $21.0 million resulted in gross gains of $374,000 and $741,000 during 2011 and 2010, respectively and gross gains and gross losses of $470,000 and $6,000, respectively during 2009.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS

The following is a summary of loans segregated by loan category:

	December 31, 2011		December 31, 2010
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$27,323	5.6%	$51,058	10.2%
Commercial construction, all land development and land loans	47,524	9.7%	82,136	16.5%
Residential properties	105,226	21.5%	98,451	19.7%
Residential mortgage (1)	39,829	8.1%	-	-
Commercial real estate - other	228,256	46.5%	221,350	44.3%
Total real estate secured loans	448,158	91.4%	452,995	90.7%

Other non-real estate loans:
Commercial and industrial	38,435	7.8%	42,884	8.6%
Consumer and other	3,862	0.8%	3,644	0.7%
Total loans held for investment	$490,455	100.0%	$499,523	100.0%

Single-family residential mortgages held for sale	$49,728		$51,472

(1) Single-family residential mortgages originated through NSB Mortgage held for investment.

Included in the table above are unamortized loan costs(fees) of $500,000 and ($253,000) as of December 31, 2011 and 2010, respectively. Loans are primarily funded in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions. Construction and land development loans, including residential and commercial  loans, decreased $58.3 million from the prior year-end as loans were paid off, charged-off or completed and moved to longer-term financing and new lending for these classes was minimized. Residential mortgages are a new class of loans for 2011 as selected mortgages originated through NSB Mortgage were retained in our held for investment loan portfolio.

The following describe the risk characteristics relevant to each of the portfolio segments.

Real estate construction loans:
Residential construction
The Company provides financing to builders for the construction of speculative and pre-sold custom homes, and from time to time, financing for custom homes where the home buyer is the borrower.  Residential construction loans typically are for periods of 12 months or less and the homes are sold to consumers who obtain permanent financing. The loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption and financial analysis of the borrower.

Commercial construction
Commercial real estate construction and land development loans are also underwritten utilizing independent appraisals, sensitivity analysis of absorption and financial analysis of the general contractors and borrowers.  Commercial construction loans are generally based upon estimates of costs and value associated with the as-completed project. These estimates may be inaccurate. The loans often involve the disbursement of substantial funds with the repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans or sales of developed property.

All construction loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, government regulation of real property, general economic conditions and the availability of long-term financing.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

Residential properties
Residential real estate secured loans are subject to underwriting based on the purpose of the loan. Residential real estate properties secured by income-producing property typically have a loan-to-value ratio of 85% or less. Residential real estate properties secured by the primary residence of the borrower typically have a loan-to-value ratio less than 90%. Also included are loans that are underwritten and secured by second liens and home equity lines of credit which are revolving extensions of credit that are secured by first or second liens on owner-occupied residential real estate.

Residential mortgage
Residential mortgage loans represent one-to-four family loans originated through NSB Mortgage and selected by the Company to be retained in its portfolio. These loans are subject to strict underwriting standards which are at a minimum per the FREDDIE MAC guidelines and typically have terms within 10 to 15 years with moderate loan-to-value ratios, typically less than 70% and with credit scores typically exceeding 740.

Commercial real estate - other
Commercial real estate secured loans are subject to underwriting standards similar to those for commercial construction loans. These loans are either cash flow loans or loans secured by real estate.  Commercial real estate lending typically involves higher risk and higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in real estate markets or the general economy. The properties securing the Company’s commercial real estate portfolio are principally secured by owner-occupied buildings including professional practices, office and church properties, and single family rental properties. Management monitors and evaluates commercial real estate loans based on collateral, market area and risk grade criteria. As a general rule, the Company avoids non-owner occupied commercial single-purpose projects unless other underwriting factors are present to help mitigate risk. For these loans, the Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends within its market areas.

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

Consumer and other
Consumer and other loans include automobile loans, boat and recreational vehicle financing, other secured or unsecured loans and loans to tax exempt entities. Consumer loans generally carry greater risk than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Company manages risks inherent in consumer and other lending by following established credit guidelines and underwriting practices designed to minimize the risk of loans.

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

The Company also originates single-family, residential mortgage loans have that have been approved by secondary investors which are included on the consolidated balance sheet under the caption “loans held for sale.” The Company recognizes certain origination and service release fees from sale, which are included in non-interest income on the consolidated statements of operations. As of December 31, 2011 and 2010, mortgage loans held for sale were $49.7 million and $51.5 million, respectively.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

Related party loans
The Company has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related party loan transactions is as follows:
(Dollars in thousands)

Balance as of December 31, 2010	$38,981
Additional borrowings	7,533
Loan repayments	(6,687)
Balance as of December 31, 2011	$39,827

At December 31, 2011 and 2010, the Company had pre-approved but unused lines of credit totaling $2.2 million and $2.4 million to executive officers, directors and their affiliates.

Nonperforming assets include nonaccrual loans, troubled debt restructured loans (nonaccrual and accrual), and foreclosed assets.  Residential mortgages are not included as a class of nonperforming assets because these loans are a new product and have not experienced any performance issues as of year-end 2011.

Nonaccrual loans
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

Nonaccrual loans as of December 31, 2011 were $24.0 million compared to $11.5 million as of December 31, 2010. The approximate amount of interest income foregone on nonaccrual loans during the year was $1.3 million for 2011, $875,000 for 2010, and $704,000 for 2009.

Past due loans
An age analysis of past due loans segregated by loan class as of December 31, 2011 and 2010 is as follows:

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

	As of December 31, 2011
						Accruing Loans
	30 - 89 Days	Over 90	Total Past		Total	90 or more
	Past Due (1)	Days (2)	Due	Current (3)	Loans	Days Past Due
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$2,020	$6,986	$9,006	$18,317	$27,323	$-
Commercial construction, all land development and land loans	1,194	9,107	10,301	37,223	47,524	-
Residential properties	605	1,629	2,234	102,992	105,226	-
Residential mortgage (4)	-	-	-	39,829	39,829	-
Commercial real estate - other	314	1,850	2,164	226,092	228,256	-
Total real estate secured loans	4,133	19,572	23,705	424,453	448,158	-

Other non-real estate loans:
Commercial and industrial	93	464	557	37,878	38,435	-
Consumer and other	-	-	-	3,862	3,862	-
Total loans held for investment	$4,226	$20,036	$24,262	$466,193	$490,455	$-

(1)
Includes approximately $3.0 million of loans in nonaccrual status of which approximately $2.0 million are residential construction, $896,000 are commercial construction and $113,000 are residential properties. Includes approximately $1.6 million of potential problem loans of which approximately $1.3 million are residential construction and $275,000 are residential properties.

(2)	All loans past due 90 days or more are in nonaccrual status.
(3)
Includes approximately $955,000 of loans in nonaccrual status of which approximately $250,000 are commercial construction and $705,000 are residential properties. Includes approximately $281,000 of potential problem loans of which approximately $174,000 are residential properties, $93,000 are commercial real estate-other and $14,000 are consumer.

(4)	Single-family residential mortgages originated through NSB Mortgage, held for investment.

	As of December 31, 2010
						Accruing Loans
	30 - 89 Days	Over 90	Total Past		Total	90 or more
	Past Due (1)	Days (2)	Due	Current (3)	Loans	Days Past Due
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$1,274	$3,079	$7,432	$46,705	$54,137	$-
Commercial construction, all land development and land loans	4,801	2,462	7,263	74,873	82,136	-
Residential properties	2,510	1,863	4,373	94,077	98,450	131
Commercial real estate - other	1,554	438	1,992	219,612	221,604	-
Total real estate secured loans	10,139	7,842	21,060	435,267	456,327	131

Other non-real estate loans:
Commercial and industrial	1,797	602	2,399	40,485	42,884	-
Consumer and other	11	-	11	3,380	3,391	-
Total loans held for investment	$11,947	$8,444	$23,470	$479,132	$502,602	$131

(1)
Includes approximately $2.5 million of loans in nonaccrual status of which approximately $520,000 are residential construction, $965,000 are residential properties, $993,000 are commercial and industrial and $11,000 are consumer.

(2)	All loans past due 90 days or more are in nonaccrual status with the exception of one accruing loan past due more than 90 days for $131,000.
(3)
Includes approximately $690,000 of loans in nonaccrual status of which approximately $457,000 are residential construction, $230,000 are commercial construction and $3,000 are commercial real estate other. Includes approximately $1.2 million of potential problem loans of which $522,000 are commercial construction, $200,000 are residential properties, and $461,000 are commercial and industrial.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

Impaired loans
For all classes of loans, interest payments on impaired loans are applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Accrual of interest is continued for troubled debt restructured loans when the borrower was performing prior to the restructuring and there is reasonable assurance of repayment and continued performance under the modified terms. Accrual of interest on troubled debt restructured loans in nonaccrual status is resumed when the borrower has established a sustained period of performance under the restructured terms of at least six months. Information regarding impaired loans segregated by loan class as of and for the year ended December 31, 2011 and 2010 is as follows.

					For the year ended
	As of December 31, 2011				December 31, 2011
	Unpaid				Average	Interest
	Principal	Partial	Recorded	Related	Recorded	Income
	Balance	Charge-offs	Investment	Allowance	Investment	Recognized
	(Dollars in thousands)
Impaired with no related allowance recorded:
Real estate secured loans:
Residential construction	$5,789	$(1,166)	$4,636	$-	$7,183	$131
Commercial construction, all land development and land loans	8,680	(1,666)	7,030	-	6,207	158
Residential properties	6,517	(2,161)	4,359	-	4,303	83
Commercial real estate - other	6,686	(2,445)	4,250	-	5,128	153
Total real estate secured loans	27,672	(7,438)	20,275	-	22,821	525

Other non-real estate loans:
Commercial and industrial	593	(574)	20	-	231	4
Consumer and other	-	-	-	-	13	1
Total	$28,265	$(8,012)	$20,295	$-	$23,065	$530

Impaired with a related allowance recorded:
Real estate secured loans:
Residential construction	$7,543	$(72)	$7,475	$756	$3,513	$79
Commercial construction, all land development and land loans	6,230	(379)	5,851	1,370	4,539	14
Residential properties	66	-	66	17	69	-
Commercial real estate - other	621	-	621	211	623	-
Total real estate secured loans	14,460	(451)	14,013	2,354	8,744	93

Other non-real estate loans:
Commercial and industrial	461	-	461	200	422	-
Consumer and other	-	-	-	-	-	-
Total	$14,921	$(451)	$14,474	$2,554	$9,166	$93

Total impaired:
Commercial	$23,271	$(5,064)	$18,233	$1,781	$17,150	$329
Residential	19,915	(3,399)	16,536	773	15,068	293
Consumer	-	-	-	-	13	1
Total	$43,186	$(8,463)	$34,769	$2,554	$32,231	$623

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

					For the year ended
	As of December 31, 2010				December 31, 2010
	Unpaid				Average	Interest
	Principal	Partial	Recorded	Related	Recorded	Income
	Balance	Charge-offs	Investment	Allowance	Investment	Recognized
	(Dollars in thousands)
Impaired with no related allowance recorded:
Real estate secured loans:
Residential construction	$3,454	$(83)	$3,375	$-	$3,033	$96
Commercial construction, all land development and land loans	7,341	(35)	7,341	-	6,740	204
Residential properties	989	-	989	-	873	-
Commercial real estate - other	3,924	-	3,933	-	4,499	217
Total real estate secured loans	15,708	(118)	15,638	-	15,145	517

Other non-real estate loans:
Commercial and industrial	1,282	(150)	1,143	-	1,211	56
Consumer and other	45	(14)	31	-	39	2
Total	$17,035	$(282)	$16,812	$-	$16,395	$575

Impaired with a related allowance recorded:
Real estate secured loans:
Residential construction	$2,763	(57)	$2,706	$188	$2,283	$-
Commercial construction, all land development and land loans	321	-	321	96	350	-
Residential properties	1,708	-	1,708	1,009	875	-
Commercial real estate - other	201	-	201	111	98	-
Total real estate secured loans	4,993	(57)	4,936	1,404	3,606	-

Other non-real estate loans:
Commercial and industrial	1,934	(390)	1,544	697	845	-
Total	$6,927	$(447)	$6,480	$2,101	$4,451	$-

Total impaired:
Commercial	$15,003	$(575)	$14,483	$904	$13,743	$477
Residential	8,914	(140)	8,778	1,197	7,064	96
Consumer	45	(14)	31	-	39	2
Total	$23,962	$(729)	$23,292	$2,101	$20,846	$575

Each loan risk rated “substandard”, “doubtful” and “loss” is reviewed to determine if it is an impaired loan.  If a loan is determined to be impaired it is removed from its homogeneous group and individually analyzed for impairment. Other groups of loans based on facts and circumstances may also be selected for impairment review. If a loan is impaired, a specific reserve allowance is allocated if necessary. Interest payments on impaired loans are typically applied to principal. Impaired loans are charged off in full or in part when losses are confirmed.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

As of December 31, 2011, the recorded investment in loans considered impaired totaled $34.8 million. The Company provided specific reserves of $2.6 million for probable losses on impaired loan balances of $14.5 million.  Management analyzed $20.3 million of impaired loans and determined the collateral to be adequate and no additional specific reserve allowance was necessary after recording approximately $8.1 million in life-to-date partial charge-offs related to December 31, 2011 loan balances of approximately $4.6 million.Total impaired loans as of December 31, 2011 include $10.7 million of restructured but still accruing loans and $10.6 million restructured nonaccrual loans. Nonaccrual TDRs are up $10.1 million over the prior year-end as approximately $8.2 million of accruing TDRs as of year-end 2010 declined to nonaccrual status by year-end 2011. In total, impaired TDRs represent $21.3 million of December 31, 2011 impaired loans. The loans were restructured for various concessions due to financial difficulties of the borrower such as forgiveness of accrued interest, below market interest rate or extended payment terms. In addition, there were five potential problem loans outstanding as of December 31, 2011 with loan balances of $1.9 million, the largest of $1.4 million for residential construction and the remaining primarily secured by residential properties.

The determination for the potential problem loans primarily was the result of information regarding possible, although not probable, credit problems of the related borrowers. Potential problem loans are not included in the table above. Although these loans are not currently impaired, they have been considered by management in assessing the adequacy of its allowance for loan losses as of December 31, 2011and allocated specific reserves of $295,000 included in the allowance for loan losses as of December 31, 2011 for three of the potential problem loans with outstanding loan balances of $1.8 million.  As of year-end, $1.6 million of the potential problem loans were 30 to 59 days past due and the remaining were currently performing and not past due. Potential problem loans as of year-end 2010 have been charged off or are currently nonaccrual.

As of December 31, 2010, the recorded investment in loans that management considered impaired totaled $23.3 million including $11.8 million in restructured but still accruing loans and six restructured nonaccrual loans for $520,000, for a combined TDR balance of $12.3 million. The Company provided for probable losses through specific reserve allowances of $2.1 million with corresponding outstanding loan balances of $6.5 million. In addition, the Company identified $1.2 million of potential problem loans with $290,000 in allocated reserves included in the allowance for loan losses.

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

Information regarding the Company’s credit risk by internally assigned risk grades as of December 31, 2011 and 2010 follows:

	As of December 31, 2011
	Real Estate Loans					Non-Real Estate Loans
	Construction		Residential	Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Mortgage (1)	Commercial	Industrial	Other	Total
	(Dollars in thousands)

Pass	$7,048	$28,632	$85,956	$39,829	$210,446	$35,301	$3,848	$411,060
Special mention	4,410	4,489	8,378	-	12,098	2,509	14	31,898
Substandard accruing	6,858	3,920	8,541	-	3,862	161	-	23,342
Substandard nonaccruing	9,007	10,252	2,351	-	1,850	464	-	23,924
Doubtful	-	231	-	-	-	-	-	231
Loss	-	-	-	-	-	-	-	-
Total by exposure	$27,323	$47,524	$105,226	$39,829	$228,256	$38,435	$3,862	$490,455

(1)  Single-family residential mortgages originated through NSB Mortgage, held for investment.

	As of December 31, 2010
	Real Estate Loans				Non-Real Estate Loans
	Construction		Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Commercial	Industrial	Other	Total
	(Dollars in thousands)

Pass	$28,520	$59,248	$86,491	$210,118	$38,616	$3,534	$426,527
Special mention	4,424	8,171	6,532	3,013	1,366	28	23,534
Substandard accruing	14,058	11,842	2,240	7,817	1,075	71	37,103
Substandard nonaccruing	4,056	2,875	2,697	255	1,598	11	11,492
Doubtful	-	-	491	147	180	-	818
Loss	-	-	-	-	49	-	49
Total by exposure	$51,058	$82,136	$98,451	$221,350	$42,884	$3,644	$499,523

As discussed above, TDR loans generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, a concessionary modification with more favorable terms that would not otherwise be considered may be granted  to the borrower with the intent to prevent further difficulties and improve the likelihood of  recovery of the loan. The modifications resulting in a TDR have generally involved a reduction of interest rate or extension of term of the loan or a combination of both. We do not generally forgive principal as part of a loan modification.  Also when possible, additional collateral or guarantor support is obtained when modifying the loan. All TDRs are individually reviewed and analyzed for impairment during management’s monthly evaluation of the allowance for loan losses. The specific allowance is based on the present value of expected cash flows or the fair value of the collateral or the loan’s observable market price.

For the year 2011, the following table presents a breakdown of the types of concessions made by loan class. TDR below market interest rate concessions may also have had an extension of term granted as well.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

	Total TDRs
	Year ended December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Below market interest rate:
Real estate secured loans:
Commercial construction, all land development and land loans	2	$551	$375
Residential properties	2	538	528
Total real estate secured loans	4	1,089	903

Extended payment terms:
Real estate secured loans:
Residential construction	3	3,087	3,087
Commercial construction, all land development and land loans	2	1,076	1,076
Residential properties	2	415	415
Total real estate secured loans	7	4,578	4,578

Other non-real estate loans:
Commercial and industrial	1	48	-
Total	8	4,626	4,578

Below market rate and extended payment terms:
Real estate secured loans:
Commercial construction, all land development and land loans	1	2,023	2,023
Residential properties	1	444	444
Commercial real estate - other	1	333	332
Total real estate secured loans	3	2,800	2,799

Refinace for interest carry and cash out:
Real estate secured loans:
Commercial construction, all land development and land loans	1	292	290
Residential properties	1	314	314
Total real estate secured loans	2	606	604

Total troubled debt restructured loans	17	$9,121	$8,884

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default where payment under the modified terms had been 30 days or more past due at any month end during the year ended December 31, 2011.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

	Total TDRs
	Year ended December 31, 2011

	Number of loans	Recorded Investment
	(Dollars in thousands)

Below market interest rate:
Real estate secured loans:
Commercial construction, all land development and land loans	2	$375
Residential properties	2	528
Total real estate secured loans	4	903

Extended payment terms:
Real estate secured loans:
Residential construction	3	3,087
Commercial construction, all land development and land loans	2	1,076
Residential properties	2	415
Total real estate secured loans	7	4,578

Below market rate and extended payment terms:
Real estate secured loans:
Commercial construction, all land development and land loans	1	2,023
Residential properties	1	444
Commercial real estate - other	1	332
Total real estate secured loans	3	2,799

Refinace for interest carry and cash out:
Real estate secured loans:
Residential properties	1	314
Total real estate secured loans	1	314

Total troubled debt restructured loans	15	$8,594

The following table presents the successes and failures of the types of modifications within the previous 12 months as of December 31, 2011.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)

Below market interest rate	-	$-	-	$-	2	$375	2	$528
Extended payment terms	-	-	-	-	-	-	3	2,799
Below market rate and extended payment terms	-	-	-	-	1	776	7	3,802
Refinace for interest carry and cash out	-	-	1	290	1	314	-	-
Total	-	$-	1	$290	4	$1,465	12	$7,129

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE E - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 follows:

	For the years ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Allowance for loan losses beginning of period	$9,935	$8,581	$6,376

Provision for loan losses	6,749	8,095	5,710

Loans charged off	(7,548)	(6,832)	(3,510)
Less recoveries	770	91	5
Net charge-offs	(6,778)	(6,741)	(3,505)

Allowance for loan losses end of period	$9,906	$9,935	$8,581

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense for estimated loan losses inherent in the loan portfolio.  The allowance is maintained at a level which management considers adequate to provide for probable loan losses based on our assessment of various factors affecting the loan portfolio. Overall, the allowance for loan losses was unchanged from the prior year-end amount of $9.9 million, however there were changes in the composition of the allowance for loan losses.  An increase in impairment reserves of $453,000 over the prior year was offset by an overall decline in the general reserve. Significant declines in higher risk residential and commercial construction and land development loans coupled with improvements in various other general risk factors applied to the general loan portfolio offset the  increase to the general reserve due to a significantly higher charge-off factor. For the residential property loans, the ending overall reserve balance declined $731,000 from the prior year end due to substantially lower impairment reserves for this class of loans as of year-end 2011.  However, the general reserve as a percentage of residential property loans outstanding increased to 1.58% as of year-end 2011 from 1.39% for the prior year-end. Additional information regarding the Company’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note B- Summary of Significant Accounting Policies.

The table below details activity in the allowance for probable loan losses by segregated loan category for the years ended December 31, 2011 and 2010.  Allocation of a portion of the allowance to one class of loan does not preclude its availability to absorb losses in other classes.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE E - ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2011
	Real Estate Loans					Non-Real Estate Loans
	Construction		Residential	Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Mortgage (1)	Commercial	Industrial	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,475	$2,269	$2,339	$-	$2,464	$1,354	$34	$9,935
Charge-offs	(1,015)	(1,875)	(2,316)	-	(1,755)	(531)	(56)	(7,548)
Recoveries	31	55	538	-	16	97	33	770
Provision	1,006	2,334	1,047	40	2,454	(157)	25	6,749
Ending balance	$1,497	$2,783	$1,608	$40	$3,179	$763	$36	$9,906

Ending balance, individually evaluated for impairment	$756	$1,370	$17	$-	$211	$200	$-	$2,554

Ending balance, collectively evaluated for impairment	$741	$1,413	$1,591	$40	$2,968	$563	$36	$7,352

Loans:
Ending balance	$27,323	$47,524	$105,226	$39,829	$228,256	$38,435	$3,862	$490,455
Ending balance, individually evaluated for impairment	$12,065	$12,881	$4,425	$-	$4,871	$481	$-	$34,723
Ending balance, collectively evaluated for impairment	$15,258	$34,643	$100,801	$39,829	$223,385	$37,954	$3,862	$455,732

(1)  Single-family residential mortgages originated through NSB Mortgage, held for investment.

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2010
	Real Estate Loans				Non-Real Estate Loans
	Construction		Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Commercial	Industrial	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,753	$2,604	$1,276	$2,023	$870	$55	$8,581
Charge-offs	(3,152)	(1,293)	(765)	(364)	(1,224)	(34)	(6,832)
Recoveries	34	34	7	10	6	-	91
Provision	2,840	924	1,821	795	1,702	13	8,095
Ending balance	$1,475	$2,269	$2,339	$2,464	$1,354	$34	$9,935

Ending balance, individually evaluated for impairment	$188	$96	$1,009	$111	$697	$-	$2,101

Ending balance, collectively evaluated for impairment	$1,287	$2,173	$1,330	$2,353	$657	$34	$7,834

Loans:
Ending balance	$51,058	$82,136	$98,451	$221,350	$42,884	$3,644	$499,523

Ending balance, individually evaluated for impairment	$6,081	$7,662	$2,697	$4,134	$2,687	$31	$23,292

Ending balance, collectively evaluated for impairment	$44,977	$74,474	$95,754	$217,216	$40,197	$3,613	$476,231

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE F - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment:

	As of December 31,
	2011	2010
	(Dollars in thousands)

Land	$4,703	$4,703
Buildings	8,377	8,373
Leasehold improvements	2,134	2,132
Furniture, fixtures and equipment	5,247	5,006
	20,461	20,214
Accumulated depreciation	(6,302)	(5,413)
Total	$14,159	$14,801

Depreciation and amortization amounting to $889,000 in 2011, $927,000 in 2010, and $914,000 in 2009 is included in occupancy and equipment expense.

The Company leases office facilities under non-cancelable operating leases.  Future minimum lease payments required under the leases are as follows:

For the Years Ended
December 31,
(Dollars in thousands)

2012	$1,052
2013	1,064
2014	1,088
2015	796
2016	713
Thereafter	2,818
$7,531

Total building and equipment rental expense for the years ended December 31, 2011, 2010 and 2009 amounted to $1.2 million. Rent expense is included in occupancy and equipment expenses. The Company currently does not have any related party lease agreements. The leases have various lease terms and some of the leases have annual renewal options which are deemed probable.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2011 and 2010 was approximately $91.6 million and $98.8 million, respectively.

As of December 31, 2011, the scheduled maturities of time deposits were as follows:

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE G – DEPOSITS (Continued)

	As of December 31, 2011
	Less than	$100,000
	$100,000	or more	Total
	(Dollars in thousands)

2012	$47,424	$58,466	105,890
2013	10,054	12,674	22,728
2014	3,427	15,244	18,671
2015	2,224	3,702	5,926
2016	188	1,439	1,627
after 2016	1	107	108
	$63,318	$91,632	$154,950

NOTE H – BORROWINGS

A summary of borrowings are as follows:

	As of December 31,
	2011	2010
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements	$73	$3,615
	$73	$3,615
Long-term borrowings
FHLB advances	$781	$804
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465
	$27,246	$27,269

A description of the trust preferred securities and related junior subordinated debentures outstanding as of December 31, 2011 and 2010 are as follows:

	Carrying Value as of December 31,		Maturity	Interest
	2011	2010	Date	Rate
	(Dollars in thousands)

North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly
	$15,465	$15,465

A description of the subordinated debentures outstanding as of December 31, 2011 and 2010 are as follows:

	Carrying Value as of December 31,		Maturity	Interest
	2011	2010	Date	Rate
	(Dollars in thousands)

Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE H – BORROWINGS (Continued)

Short-term Borrowings
The Company had repurchase agreements outstanding in the amount of $73,000 and $3.6 million as of December 31, 2011 and 2010, respectively.  Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are collateralized by U.S. Government securities and obligations of U.S. government agencies or Government-sponsored residential mortgage-backed securities.  These repurchase agreements are due within one year and are classified as short-term borrowings in the accompanying consolidated balance sheets. Interest rates for repurchase agreements vary from .05% to .10% as of December 31, 2011.

As of  and throughout the years ended December 31, 2011 and 2010, the Company had no outstanding Federal Home Loan Bank (“FHLB”) short-term advances.  Currently, any advances are secured by cash or other assets available for collateralization.

As of December 31, 2011, the Company had pre-approved available lines of credit totaling approximately $169.8 million with various financial institutions and the Federal Reserve for borrowing on a short-term basis, with no amounts outstanding at that date.  These lines are subject to annual renewals with varying interest rates.

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

The junior subordinated debentures for Trust I pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 2.79%.  The debentures became redeemable in whole or in part on June 17, 2009, and on any January 17, April 17, July17
or October 17 thereafter.  Redemption is mandatory at April 17, 2034.  The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The junior subordinated debentures for Trust II pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 1.65%.  The debentures became redeemable in whole or in part on March 15, 2011, on any January 15, April 15, July 15 or October 15 thereafter.  Redemption is mandatory at April 15, 2035.  The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The junior subordinated debentures for Trust III pay interest quarterly at an annual rate, reset quarterly, equal to 3-month LIBOR plus 2.75%.  The debentures are redeemable in whole or in part on March 15, 2013, on any January 15, April 15, July 15 or October 15 thereafter.  Redemption is mandatory at December 15, 2037.  The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

Effective March 31, 2011, the Federal Reserve rules limit the aggregate amount of restricted core capital elements, including trust preferred securities that can be included in Tier I capital to not more than 25% of total core capital elements, net of goodwill, less any associated tax liability.  The new rule also limits the aggregate amount of restricted core capital elements (including trust preferred securities), term subordinated debt and limited life preferred stock that can be included in Tier II capital to 50% of Tier I capital.

On May 13, 2008, the Bank issued $9.8 million and, on July 1, 2008, $1.2 million of floating-rate subordinated notes due June 30, 2018.  Interest on the notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year beginning with June 30, 2008.  The interest rate on the notes is based on 3-month LIBOR plus 3.50% and resets quarterly on the 15th of March, June, September and December of each year. The Bank may redeem some or all of the notes at any time beginning on June 30, 2013 at a price equal to 100% of the principal amount of the notes redeemed plus accrued but unpaid interest to the redemption date. The subordinated notes are included in long-term borrowings and currently qualify 100% as Tier II capital. To qualify for Tier II capital, the subordinated notes must have an original weighted average maturity of at least five years and are discounted 20% each year after the remaining maturity is five years or less. The portion of qualifying subordinated notes that remains after discounting, if any, is limited to 50% of Tier I capital.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE H – BORROWINGS (Continued)
Long-term Debt (Continued)

As of December 31, 2011 and 2010, the Company had $781,000 and $804,000, respectively, in a long-term FHLB advance.  This advance, maturing on October 7, 2025, funds a qualified Community Investment Program loan.  The Company pays 2.00% interest for the advance with the loan earning 4.00%. This advance is secured by cash as of December 31, 2011 and 2010.

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$145	$1,538	$727
State	92	244	303
	237	1,782	1,030
Deferred tax provision:
Federal	233	(1,006)	(147)
State	79	(59)	(109)
	312	(1,065)	(256)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	549	717	774

Increase in valuation allowance	52	78	43
Net provision for income taxes	$601	$795	$817

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2011	2010	2009
	(Dollars in thousands)

Expected income tax expense	$591	$618	$651

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	113	114	87
Adjustment to deferred tax asset valuation allowance	52	78	43
Credits	(82)	(47)	(29)
Other, net	(73)	32	65
Provision for income taxes	$601	$795	$817

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes at December 31, 2011 and 2010 are as follows:

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE I – INCOME TAXES (Continued)

	2011	2010
	(Dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$3,819	$3,775
Deferred compensation	45	71
Unrealized loss on available for sale securities	-	32
Capital loss carryforward	40	40
Foreclosed assets	209	213
Interest on nonaccrual loans	79	44
Lease obligations	152	144
CAHEC investment	14	17
State net operating loss carrryforwards	323	270

Total deferred tax assets	4,681	4,606
Less: Valuation allowance	(362)	(310)

Net deferred tax asset	4,319	4,296

Deferred tax liabilities relating to:
Deferred loan origination fees	(745)	(323)
Goodwill	(7)	(4)
Property and equipment	(243)	(309)
Prepaid expenses	(159)	(101)
Unrealized gain on available for sale securities	(140)	-
Total deferred tax liabilities	(1,294)	(737)
Net recorded deferred tax assets included in other assets	$3,025	$3,559

It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes.  There were no interest or penalties accrued during 2011 or 2010.  The Company’s federal and state income tax returns are subject to examination for the years 2008, 2009, and 2010. There were no uncertain tax positions as of December 31, 2011 or 2010. The valuation allowance is related to a state net operating loss and capital loss carryforwards.

NOTE J – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2011, 2010 and 2009 are as follows:

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE J – OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE (Continued)

	2011	2010	2009
	(Dollars in thousands)

Merchant and other loan fees	$98	$114	$136
Service charges and fees on deposit accounts	403	402	432
Gain on sale of equity interest in investment	-	-	18
Gain on sale of investment securities	374	741	464
Impairment loss on nonmarketable securities	-	-	(134)
Income from bank owned life insurance	146	-	-
Other	576	599	252
Total other non-interest income	$1,597	$1,856	$1,168

The major components of other non-interest expense for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Dollars in thousands)

Professional fees	$372	$478	$419
Postage, printing & office supplies	168	160	120
Advertising and promotion	90	133	134
Telephone	291	238	218
Directors fees	189	40	17
FDIC insurance premiums	919	1,346	1,766
Other	1,758	1,414	1,268
Total other non-interest expense	$3,787	$3,809	$3,942

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

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts and ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category. Based on the current economic environment, the Bank’s board of directors has decided to maintain a Tier I leverage ratio of 8% or more and a total risk-based capital ratio of 12% or more for the Bank.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE K - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2011 and 2010, the Company and the Bank met their respective capital adequacy requirements.

Information regarding the Bank’s capital and capital ratios is set forth below:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
	Actual	Ratio	Actual	Ratio	Actual	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital to risk-weighted assets	$69,799	13.87%	$40,253	8.00%	$50,316	10.00%
Tier I capital to risk-weighted assets	52,458	10.43%	20,126	4.00%	30,190	6.00%
Tier I capital to average assets	52,458	8.37%	25,078	4.00%	31,348	5.00%

As of December 31, 2010
Total capital to risk-weighted assets	$68,425	12.99%	$42,141	8.00%	$52,677	10.00%
Tier I capital to risk-weighted assets	50,799	9.64%	21,071	4.00%	31,606	6.00%
Tier I capital to average assets	50,799	8.04%	25,280	4.00%	31,600	5.00%

The Company is also subject to these capital requirements. Information regarding the Company’s capital and capital ratios is set forth below:

	December 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital to risk-weighted assets	$70,861	14.08%	$70,518	13.37%
Tier I capital to risk-weighted assets	50,938	10.12%	49,895	9.46%
Tier I capital to average assets	50,938	8.12%	49,895	7.89%

The mortgage bank segment qualifies as a U.S. Department of Housing and Urban Development, or HUD, approved Title II nonsupervised mortgagee and issues mortgages insured by HUD. A Title II nonsupervised mortgagee must maintain an adjusted  net worth equal to a minimum of $250,000 plus 1% of mortgage volume in excess of $25 million, up to a maximum net worth of $1 million.  Possible penalties related to noncompliance with this minimum net worth requirement includes the revocation of the Bank’s license to issue HUD insured mortgages, which may have a material adverse effect on the Bank’s financial condition and results of operations. For the years ended December 31, 2011 and 2010, the mortgage company was required to maintain $1 million in adjusted net worth. As of December 31, 2011 and 2010, the mortgage company’s adjusted net worth was $3.9 million and $2.5 million, respectively, which exceeds the required minimum net worth requirements.

NOTE L – OFF-BALANCE SHEET RISK

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE L –OFF-BALANCE SHEET RISK (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit. The liability related to off balance sheet commitments is not considered material as of December 31, 2011 or 2010.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2011 is as follows (Dollars in thousands):

Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$28,386
Commitments to extend credit	9,890
Letters of credit	1,385
Commitments to originate mortgage loans, fixed and variable	124,872
$164,533

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-bearing deposits with banks, certificates of deposit with banks, investments, accrued interest, loans, written loan commitments, bank owned life insurance, deposit accounts and borrowings. The Company has recorded certain assets at fair value as required by accounting standards on the proper disclosure of fair value of financial instruments. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Bank Owned Life Insurance
The carrying value of life insurance approximates fair value as this investment is carried at cash surrender value as determined by the insurer.

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

The following table presents the carrying values and estimated fair values of the Company's financial instruments as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(Dollars in thousands)
Financial assets:
Cash and due from banks	$9,826	$9,826	$5,974	$5,974
Interest-earning deposits with banks	39,547	39,547	43,859	43,859
Certificates of deposit with banks	-	-	198	198
Investment securities available for sale	12,917	12,917	9,234	9,234
Investment securities held to maturity	250	201	250	211
Loans held for sale	49,728	49,728	51,472	51,472
Loans, net	480,549	487,617	489,588	490,131
Accrued interest receivable	1,441	1,441	1,654	1,654
Stock in the Federal Home Loan Bank	1,073	1,028	1,273	1,273
Bank owned life insurance	10,146	10,146	-	-
Written loan commitments	946	946	411	411

Financial liabilities:
Deposits	$564,439	$565,344	$562,748	$562,640
Short-term borrowings	73	73	3,615	3,615
Long-term borrowings	27,246	27,310	27,269	27,253
Accrued interest payable	897	897	1,181	1,181

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

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

Mortgage Banking Activity
The Company enters into written loan commitments and commitments to sell mortgages. Changes in the written loan commitments subjected to recurring fair value adjustments are affected by the changes in the balances of locked mortgage loan commitments, changes in the fall out rates and changes in the prevailing secondary market prices for like-kind mortgage loans. The fall out rate measures the likelihood that an interest rate lock commitment will ultimately not become a closed loan held for sale.  Fall out rates as of December 31, 2011 averaged 33.6%. As of December 31, 2011, the amount of fair value associated with these written loan commitments was $946,000, which was included in other assets.  As of December 31, 2010, fall out rates averaged 21.6% and the amount of fair value associated with written loan commitments was $411,000. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of originations costs, and changes in loan pricing between the commitment date and period end, typically month end. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The commitments to sell mortgages are generally equal and offsetting to the interest rate lock commitment, both of whose fair values are deemed to be immaterial as of December 31, 2011 and 2010.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures the impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2011, a portion of the Company’s impaired loans was evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE N - FAIR VALUE MEASUREMENT (Continued)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage- backed securities	$12,917	$-	$12,917	$-
Written loan commitments	946	-	-	946
Total	$13,863	$-	$12,917	$946

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U. S. government securities and obligations of U.S. governmental agencies	$5,500	$-	$5,500	$-
Government-sponsored residential mortgage-backed securities	3,734	-	3,734	-
Written loan commitments	411	-	-	411
Total	$9,645	$-	$9,234	$411

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010.

	Written Loan Commitments
	For the year ended December 31,
	2011	2010
	(Dollars in thousands)

Balance, beginning of year	$411	$-
Gains included in other income	535	411
Balance, end of year	$946	$411

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE N - FAIR VALUE MEASUREMENT (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,309	$-	$4,348	$11,961
Foreclosed assets	$2,851	$-	$562	$2,289

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$5,119	$-	$727	$4,392
Foreclosed assets	$5,296	$-	$-	$5,296

As of December 31, 2011 all level 2 nonrecurring impaired loans and foreclosed assets have sales contracts or commitments to purchase. No further market driven discounts were applied to the December 31, 2010 impaired loans that required transfers between Level 2 and Level 3 as of year-end 2011. Approximately $1.8 million of the December 31, 2009 level 2 impaired loans were transferred to level 3 as of December 31, 2010 as a result of further market driven discounts.

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

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  In valuing options under Black-Scholes, the risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant.  Expected volatility is estimated based on the Company’s historical volatility over a period similar to the expected life of the option grant.  The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2011 and 2010.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Stock Option Plan (Continued)

	Years Ended December 31,
	2011	2010	2010

Estimated fair value of options granted	$2.47	$1.97	$2.80

Assumptions in estimating option values:
Risk-free interest rate	3.12%	2.39%	1.89%
Dividend yield	0%	0%	0%
Expected volatility	59.8%	39.6% - 41.0%	40.4
Expected life	7 years	6.5 - 7 years	6 years

 A summary of option activity under the stock option plan for the year ended December 31, 2011 is as follows:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)

Outstanding as of December 31, 2010	140,503	$8.51	5.19 years	$9
Granted	10,000	$4.00
Exercised	-	-
Forfeited	(25,000)	$12.10
Expired	-	-
Outstanding as of December 31, 2011	125,503	$7.43	4.10 years	$-
Exercisable as of December 31, 2011	103,584	$7.65	3.23 years	$-

	Range of Exercise Prices
	Number of	Number of
	options	options
	outstanding	exercisable

$3.22 - $5.15	65,303	51,286
$6.37 - $12.25	48,700	43,098
$17.00 - $18.50	11,500	9,200
	125,503	103,584

	Nonvested Shares
		Weighted
		Average Grant
	Shares	Date Fair Value

Nonvested, December 31, 2010	38,527	$9.64
Granted	10,000	$2.47
Vested	(10,608)	$11.49
Forfeited	(16,000)	$14.94
Nonvested, December 31, 2011	21,919	$6.38

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Stock Option Plan (Continued)

No stock options were exercised during 2011. For the year ended December 31, 2010, the intrinsic value of options exercised was approximately $400,000.  During the second quarter of 2011, 10,000 options were granted with a fair value of $2.47. During 2010, 10,000 options were granted during the first quarter with a fair value of $2.11 and 5,000 options were granted during the second quarter with a fair value of $1.68 per option.  The fair value of options vested was approximately $72,000 and $100,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, approximately $55,000 of share-based compensation expense remained to be recognized over a weighted average period of approximately three years.

Cash received from option exercises under share-based payment arrangements for the year ended December 31, 2010 was approximately $611,000.  Tax benefits of $60,000 were realized for tax deductions from option exercise of the share-based payment arrangements during the year ended December 31, 2010.

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

The Company has entered into agreements with four executive officers and two non-executive officers that provide for severance pay benefits in the event of a change in control of the Company that results in the termination of such officers or diminished compensation, duties or benefits.

The Company has entered into an employment agreement with one non-executive officer related to the acquisition of Affliated Mortgage in 2010.

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

Beginning in 2007, the Company implemented a new deferred compensation plan for directors.  Under this plan, a director could elect to defer the payment of all or a portion of his or her director’s fees that would otherwise have been paid currently.  During September 2007, the board of directors waived the equity compensation portion of the 2007 deferred compensation plan for fiscal 2007 and in December 2007 terminated the equity compensation portion in its entirety. The fees deferred were to be increased by 25% and credited to a bookkeeping account kept by the Company for the director, however beginning January 1, 2008, the 25% fee was ceased and in May 2008, the board of directors terminated deferral of director’s fees for fiscal years after 2008. The outstanding deferred director compensation obligation was approximately $117,000 and $184,000, respectively, as of December 31, 2011 and 2010.

401(k) Retirement Plan
The Company maintains a qualified 401(k) plan for regular full or part-time employees. Under the plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. The Company matches 100% of such contributions not exceeding 6% of the participants’ compensation. In addition, the board of directors can authorize additional discretionary contributions to the plan. The plan provides that employees’ contributions are 100% vested at all times.  Company contributions are 100% vested for the years beginning on or after January 1, 2008. The Company began expense reduction initiatives early in 2009 which included the temporary suspension of the Company’s matching contributions which continued through the years 2011 and 2010.  The expense related to the 401(k) plan contributions for the year ended December 31, 2009 totaled approximately $108,000.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE P - PARENT COMPANY FINANCIAL DATA

Following are the condensed financial statements of North State Bancorp as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009:

Condensed Statements of Financial Condition
December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Assets
Cash	$908	$1,145
Investment in North State Bank	52,868	50,880
Investment in North State Statutory Trust I	155	155
Investment in North State Statutory Trust II	155	155
Investment in North State Statutory Trust III	155	155
Other assets	239	495
Total Assets	$54,480	$52,985

Liabilities and Shareholders' equity
Other liabilities	$26	$18
Long-term borrowings	15,465	15,465

Shareholders' equity
Common stock	21,708	21,636
Retained earnings	17,063	15,926
Accumulated other comprehensive income (loss)	218	(60)
Total shareholders' equity	38,989	37,502

Total liabilities and shareholders' equity	$54,480	$52,985

Condensed Statements of Operations
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)

Equity in undistributed earnings of bank subsidiary	$1,638	$741	$850
Dividend income from bank subsidiary	-	750	754
Interest income	25	45	54
Interest expense	(434)	(429)	(536)
Other expense	(351)	(324)	(285)
Tax benefit	259	241	261
Net income	$1,137	$1,024	$1,098

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,137	$1,024	$1,098
Adjustments to reconcile net income to net cash
(used) provided by operating activities:
Amortization	2	2	2
Stock based compensation	72	100	119
Gain on sale of investment in Beacon Title	-	-	(18)
Equity in undistributed earnings of subsidiaries	(1,638)	(741)	(850)
Changes in assets and liabilities:
(Increase) decrease in other assets	254	(308)	(86)
Increase (decrease) in other liabilities	8	(2)	(53)

Net cash (used) provided by operating activities	(165)	75	212

Cash flows from investing activities:
Proceeds from sale of investment in Beacon Title	-	-	32
Investment in subsidiaries	(72)	588	625

Net cash (used) provided by investing activities	(72)	588	657

Cash flows from financing activities:
Proceeds from stock options exercised	-	611	89
Excess tax benefits from stock options	-	60	9
Dividends from bank subsidiary	-	(750)	(754)

Net cash used by financing activities	-	(79)	(656)

Net (decrease) increase in cash and cash equivalents	(237)	584	213

Cash and cash equivalents, beginning	1,145	561	348

Cash and cash equivalents, ending	$908	$1,145	$561

NOTE Q – BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments, the Bank, NSB Mortgage and the parent Company.  The Bank is engaged in general commercial and retail banking in central and coastal North Carolina.  The Bank operates six full-service banking offices located in Wake County and one full-service office in Wilmington, New Hanover County, North Carolina.  NSB Mortgage, a division of the Bank, originates and sells and to a limited extent retains single-family residential first mortgage loans. The remaining segment consists of activities of the parent Company. Eliminations necessary to accurately report the operations of the Company are also included. The tables below present segment reporting disclosure as of and for the years ended December 31, 2011 and 2010.  Segment reporting disclosure was not required for 2009 as the mortgage division was not established until February 2010.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE Q – BUSINESS SEGMENT INFORMATION (Continued)

	As of or for the Year Ended December 31, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$25,322	$2,454	$25	$(11)	$27,790
Total interest expense	4,900	-	434	(11)	5,323
Net interest income	20,422	2,454	(409)	-	22,467
Provision for loan losses	6,749	-	-	-	6,749
Net interest income after provision for loan losses	13,673	2,454	(409)	-	15,718
Noninterest income	1,597	3,492	1,638	(1,638)	5,089
Noninterest expense	15,449	3,269	351	-	19,069
Income before income taxes	(179)	2,677	878	(1,638)	1,738
Income taxes	(62)	922	(259)	-	601
Net income (loss)	$(117)	$1,755	$1,137	$(1,638)	$1,137

Total assets	$541,014	$91,172	$54,480	$(53,776)	$632,890
Net loans	440,055	40,494	-	-	480,549
Loans held for sale	-	49,728	-	-	49,728
Goodwill	-	141	-	-	141

	As of or for the Year Ended December 31, 2010
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$29,478	$1,472	$45	$(33)	$30,962
Total interest expense	7,092	-	429	(33)	7,488
Net interest income	22,386	1,472	(384)	-	23,474
Provision for loan losses	8,095	-	-	-	8,095
Net interest income after provision for loan losses	14,291	1,472	(384)	-	15,379
Noninterest income	1,838	2,638	1,491	(1,491)	4,476
Noninterest expense	15,326	2,386	324	-	18,036
Income before income taxes	803	1,724	783	(1,491)	1,819
Income taxes	283	753	(241)	-	795
Net income (loss)	$520	$971	$1,024	$(1,491)	$1,024

Total assets	$579,400	$53,505	$52,985	$(52,025)	$633,865
Net loans	489,588	-	-	-	489,588
Loans held for sale	-	51,472	-	-	51,472
Goodwill	-	141	-	-	141

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North State Bancorp

Date: March 30, 2012	By:	/s/ Larry D. Barbour
Larry D. Barbour, President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Larry D. Barbour	President, Chief Executive Officer and Director	March 30, 2012
Larry D. Barbour	(principal executive officer)

/s/ Kirk A. Whorf	Chief Financial Officer (principal financial	March 30, 2012
Kirk A. Whorf	officer)

/s/ JoAnn B. Bratton	Controller (principal accounting officer)	March 30, 2012
JoAnn B. Bratton

/s/ Forrest H. Ball	Director	March 30, 2012
Forrest H. Ball

/s/ James C. Branch	Director	March 30, 2012
James C. Branch

/s/ Charles T. Francis	Director	March 30, 2012
Charles T. Francis

/s/ Glenn Futrell	Director	March 30, 2012
Glenn Futrell

	Director	March 30, 2012
Jeanette W. Hyde

/s/ J. Keith Keener	Director	March 30, 2012
J. Keith Keener

/s/ Burley B. Mitchell, Jr.	Director	March 30, 2012
Burley B. Mitchell, Jr.

/s/ Barry W. Partlo	Director	March 30, 2012
Barry W. Partlo

/s/ W. Harold Perry	Director	March 30, 2012
W. Harold Perry

/s/ Fred J. Smith, Jr.	Director	March 30, 2012
Fred J. Smith, Jr.

/s/ Jack M. Stancil	Director	March 30, 2012
Jack M. Stancil

S-1