Form 10-Q
period 2012-03-31
NORTH STATE BANCORP
filed 2012-05-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to  Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
or
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

Large accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer    [  ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act):   Yes                No     X

As of May 10, 2012  7,427,976 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	*
ASSETS	(Dollars in thousands)

Cash and due from banks	$8,364	$9,826
Interest-earning deposits with banks	86,679	39,547
Investment securities available for sale, at fair value	11,036	12,917
Investment securities held to maturity, at amortized cost	250	250
Loans held for sale	46,693	49,728

Loans	484,765	490,455
Less allowance for loan losses	9,142	9,906
Net loans	475,623	480,549

Accrued interest receivable	1,253	1,441
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,073	1,073
Premises and equipment, net	13,985	14,159
Foreclosed assets	4,059	2,851
Prepaid FDIC insurance	2,589	2,777
Bank owned life insurance	10,243	10,146
Other assets	7,347	7,626

TOTAL ASSETS	$669,194	$632,890

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand	$155,099	$145,185
Savings, money market and NOW	282,326	264,304
Time	162,095	154,950
Total deposits	599,520	564,439

Accrued interest payable	895	897
Short-term borrowings	1,045	73
Long-term borrowings	27,241	27,246
Accrued expenses and other liabilities	1,445	1,246

TOTAL LIABILITIES	630,146	593,901

Commitments

Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; 7,427,976 shares issued and outstanding March 31, 2012 and December 31, 2011	21,718	21,708
Retained earnings	17,299	17,063
Accumulated other comprehensive income	31	218

TOTAL SHAREHOLDERS' EQUITY	39,048	38,989

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$669,194	$632,890

* Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$6,135	$6,660
Loans held for sale	230	274
Investments	51	103
Dividends and interest-earning deposits	34	43
Total interest income	6,450	7,080

INTEREST EXPENSE
Savings, money market and NOW	333	480
Time deposits	538	770
Short-term borrowings	-	1
Long-term borrowings	240	231
Total interest expense	1,111	1,482

Net interest income	5,339	5,598

PROVISION FOR LOAN LOSSES	1,531	1,015

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,808	4,583

NON-INTEREST INCOME
Merchant and other loan fees	53	26
Service charges and fees on deposits	98	98
Gain on sale of investment securities	106	-
Fees from mortgage operations	944	497
Fees from wealth management services	67	87
Income from bank owned life insurance	97	-
Other	52	35
Total non-interest income	1,417	743

NON-INTEREST EXPENSE
Salaries and employee benefits	2,613	2,303
Occupancy and equipment	656	703
Professional fees	96	82
Advertising and promotion	21	29
Data processing and other outsourced services	501	470
FDIC insurance	197	332
Net cost of foreclosed assets	142	491
Telecommunications	73	72
Mortgage processing costs	81	61
Other	540	459
Total non-interest expense	4,920	5,002

INCOME BEFORE INCOME TAXES	305	324

INCOME TAXES	69	120

NET INCOME	$236	$204

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,427,976	7,427,976
Diluted	7,427,976	7,433,773

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)

Net income	$236	$204

Other comprehensive loss:
Securities available for sale:
Unrealized holding losses on available for sale securities	(202)	(29)
Tax effect	80	11
Reclassification of net gain recognized in net income	(106)	-
Tax effect	41	-
Total other comprehensive loss	(187)	(18)

Comprehensive income	$49	$186

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained	Accumulated other comprehensive income	Total shareholders'
	Shares	Amount	earnings	(loss)	equity
	(Dollars in thousands)

Balance as of December 31, 2010	7,427,976	$21,636	$15,926	$(60)	$37,502
Net income	-	-	204	-	204
Other comprehensive loss, net of tax	-	-	-	(18)	(18)
Stock based compensation	-	25	-	-	25

Balance as of March 31, 2011	7,427,976	$21,661	$16,130	$(78)	$37,713

Balance as of December 31, 2011	7,427,976	$21,708	$17,063	$218	$38,989
Net income	-	-	236	-	236
Other comprehensive loss, net of tax	-	-	-	(187)	(187)
Stock based compensation	-	10	-	-	10

Balance as of March 31, 2012	7,427,976	$21,718	$17,299	$31	$39,048

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$236	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,531	1,015
Depreciation and amortization	206	231
Net amortization of premiums and discounts on investment securities	3	-
Originations of mortgage loans held for sale	(135,104)	(76,535)
Proceeds from sales of loans held for sale	137,230	115,462
Net realized gain on sale of investment securities available for sale	(106)	-
Income from bank owned life insurance	(97)	-
Loss on sale of foreclosed assets	58	28
Provision for foreclosed assets	38	470
Stock based compensation	10	25
Changes in assets and liabilities:
Decrease in other assets	1,497	946
Decrease in accrued interest receivable	188	94
Increase (decrease) in accrued expenses and other liabilities	199	(230)
Decrease in accrued interest payable	(2)	(123)
Net cash provided by operating activities	5,887	41,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in certificates of deposit with banks	-	198
Proceeds from sales of investment securities available for sale	9,422	-
Proceeds from maturities and repayments of investment securities available for sale	458	5,811
Purchases of investment securities available for sale	(8,204)	(26,626)
Net decrease in loans	1,107	17,335
Purchases of premises and equipment	(32)	(90)
Proceeds from sales of foreclosed assets	984	438
Capital expenditures on foreclosed assets	-	(63)
Net cash provided (used) by investing activities	3,735	(2,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings	972	909
Repayments on long-term borrowings	(5)	(6)
Net increase in deposit accounts	35,081	14,958
Net cash provided by financing activities	36,048	15,861

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,670	54,451

CASH AND CASH EQUIVALENTS, BEGINNING	49,373	49,833

CASH AND CASH EQUIVALENTS, ENDING	$95,043	$104,284

See accompanying notes.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – BASIS OF PRESENTATION
In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts and transactions of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”).

The Bank was incorporated May 25, 2000 and began banking operations on June 1, 2000.  The Bank is engaged in general commercial and retail banking in central North Carolina, principally in Wake County, and in southeast North Carolina in New Hanover County, operating under the banking laws of North Carolina and under the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Bank’s wholly-owned subsidiary, North State Wealth Advisors, Inc. offers wealth management and brokerage services. North State Bank Mortgage (“NSB Mortgage”), a division of the Bank, began operations during February 2010 for the purpose of originating and selling single-family, residential first mortgage loans. In June 2011, the Bank established another wholly-owned subsidiary, North State Title, LLC, which owns 67% of Title Group, LLC, a title insurance agency.

All significant intercompany transactions and balances are eliminated in consolidation.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period.  Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011. This quarterly report should be read in conjunction with the Annual Report.

NOTE B – RECENT ACCOUNTING PRONOUCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles, or GAAP, and international financial reporting standards, or IFRS. The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The Company adopted this statement during the quarter ended March 31, 2012, which resulted in additional disclosures related to fair value.

ASU No. 2011-11, amendments to ASC 210-20, Balance Sheet: Disclosures about Offsetting Assets and Liabilities was issued by FASB during the quarter ended December 2011.  The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  This information is intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights to setoff associated with certain financial instruments and derivative instruments in the scope of this update. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, to indefinitely defer the effective date of the requirement to present reclassification adjustments from other comprehensive income to net income by component under ASU No. 2011-05, Presentation of Comprehensive Income, to allow time for reconsideration of these provisions. The Company adopted ASU No. 2011-05 as of December 31, 2011with no material impact to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The amortized cost and fair value of securities available for sale and securities held to maturity with gross unrealized gains and losses, follows:

	As of March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$10,986	$50	$-	$11,036
Total securities available for sale	$10,986	$50	$-	$11,036

Securities held to maturity:
Corporate securities	$250	$-	$50	$200
Total securities held to maturity	$250	$-	$50	$200

	As of December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$12,559	$358	$-	12,917
Total securities available for sale	$12,559	$358	$-	$12,917

Securities held to maturity:
Corporate securities	$250	$-	$49	$201
Total securities held to maturity	$250	$-	$49	$201

The following table shows as of March 31, 2012 and 2011 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity.  As of March 31, 2012 and December 31, 2011, the Company did not hold any available for sale securities with unrealized losses. The unrealized losses on held to maturity securities as of March 31, 2012 and December 31, 2011 relate to one corporate security. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. Since the Company does not intend to sell the impaired corporate bond prior to recovery and it is more likely than not the Company will not be required to sell this imparied security prior to recovery, it is not deemed to be other than temporarily impaired.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C - INVESTMENT SECURITIES (Continued)

	As of March 31, 2012
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities held to maturity:
Corporate securities	$-	$-	$200	$50	$200	$50
Total securities held to maturity	$-	$-	$200	$50	$200	$50

	As of December 31, 2011
	Less than 12 months		12 months of more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities held to maturity:
Corporate securities	$-	$-	$201	$49	$201	$49
Total securities held to maturity	$-	$-	$201	$49	$201	$49

The amortized cost and fair values of securities available for sale and securities held to maturity as of March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2012
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities
Due after ten years	$10,986	$11,036
	$10,986	$11,036

Securities held to maturity:
Corporate securities
Due after five but within ten years	$250	$200
	$250	$200

Securities with a carrying value of $2.4 million and $1.7 million as of March 31, 2012 and December 31, 2011, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

During the three-month period ended March 31, 2012, proceeds from the sales of investment securities of $9.4 million resulted in gross gains of $106,000. There was no security sales during the three-month period ended March 31, 2011.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE D - COMMITMENTS
A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of March 31, 2012 is as follows:

March 31, 2012
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$29,417
Other commitments to extend credit	11,417
Letters of credit	1,373
Commitments to originate mortgage loans, fixed and variable	70,983
$113,190

NOTE E - LOANS

The following is a summary of loans segregated by loan category:

	March 31, 2012		December 31, 2011
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$28,568	5.9%	$27,323	5.6%
Commercial construction, all land development and land loans	43,468	9.0%	47,524	9.7%
Residential properties	104,019	21.5%	105,226	21.5%
Residential mortgage (1)	50,484	10.4%	39,829	8.1%
Commercial real estate - other	219,327	45.2%	228,256	46.5%
Total real estate secured loans	445,866	92.0%	448,158	91.4%

Other non-real estate loans:
Commercial and industrial	35,060	7.2%	38,435	7.8%
Consumer and other	3,839	0.8%	3,862	0.8%
Total loans held for investment	$484,765	100.0%	$490,455	100.0%

Single-family residential mortgages held for sale	$46,693		$49,728

(1)  Single-family residential mortgages originated through NSB Mortgage held for investment.

Included in the table above are net unamortized loan costs of $703,000 and $500,000 as of March 31, 2012 and December 31, 2011, respectively. Loans are primarily funded in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by local economic conditions. Commercial construction and land development loans decreased $4.1 million from year-end 2011 as loans were paid off, charged-off or completed and moved to longer-term financing and new lending for these classes was minimized. Retained residential mortgages originated through NSB Mortgage increased $10.7 million over year-end 2011. Commercial real-estate secured loans decreased $13.0 million from year-end 2011.

The following describe the risk characteristics relevant to each of the portfolio segments.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

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

Residential mortgage
Residential mortgage loans represent single-family mortgage loans originated through NSB Mortgage and selected by the Company to be retained in its portfolio. These loans are subject to strict underwriting standards which are at a minimum per the FREDDIE MAC guidelines and typically have terms within 10 to 15 years with moderate loan-to-value ratios, typically less than 70% and with credit scores typically exceeding 740.

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

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

The Company also originates single-family, residential mortgage loans have that have been approved by secondary investors which are included on the consolidated balance sheet under the caption “loans held for sale.” The Company recognizes certain origination and service release fees from sale, which are included in non-interest income on the consolidated statements of operations. As of March 31, 2012 and December 31, 2011, mortgage loans held for sale were $46.7 million and $49.7 million, respectively.

Nonperforming assets
Nonperforming assets include nonaccrual loans, troubled debt restructured loans, or “TDR” (nonaccrual and accrual), and foreclosed assets.

Nonaccrual loans
Nonaccrual loans as of March 31, 2012 were $21.8 million compared to $24.0 million as of December 31, 2011. For all classes of loans, loans are classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are current or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt (as determined by the contractual terms of the note). Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms.

Past due loans
An age analysis of past due loans segregated by loan class as of March 31, 2012 and December 31, 2011 are as follows:

	As of March 31, 2012
	30 - 89 Days Past Due (1)	Over 90 Days (2)	Total Past Due	Current (3)	Total Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$-	$6,957	$6,957	$21,611	$28,568	$-
Commercial construction, all land development and land loans	956	6,463	7,419	36,049	43,468	-
Residential properties	1,246	1,706	2,952	101,067	104,019	-
Residential mortgage (4)	582	-	582	49,902	50,484	-
Commercial real estate - other	-	1,264	1,264	218,063	219,327	-
Total real estate secured loans	2,784	16,390	19,174	426,692	445,866	-

Other non-real estate loans:
Commercial and industrial	11	514	525	34,535	35,060	-
Consumer and other	-	-	-	3,839	3,839	-
Total loans held for investment	$2,795	$16,904	$19,699	$465,066	$484,765	$-

(1)	Includes one $131,000 commercial construction loan in nonaccrual status.
(2)	All loans past due 90 days or more in nonaccrual status.
(3)
Includes approximately $3.2 million residential constuction, $300,000 commercial construction, $594,000 residential properties and $644,000 other commercial real estate loans in nonaccrual status and $173,000 residential properties and $275,000 other commercial real estate loans considered potential problem loans.

(4)	Single-family residential mortgages originated through NSB Mortgage, held for investment.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

	As of December 31, 2011
	30 - 89 Days Past Due (1)	Over 90 Days (2)	Total Past Due	Current (3)	Total Loans	Accruing Loans 90 or more Days Past Due
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$2,020	$6,986	$9,006	$18,317	$27,323	$-
Commercial construction, all land development and land loans	1,194	9,107	10,301	37,223	47,524	-
Residential properties	605	1,629	2,234	102,992	105,226	-
Residential mortgage (4)	-	-	-	39,829	39,829	-
Commercial real estate - other	314	1,850	2,164	226,092	228,256	-
Total real estate secured loans	4,133	19,572	23,705	424,453	448,158	-

Other non-real estate loans:
Commercial and industrial	93	464	557	37,878	38,435	-
Consumer and other	-	-	-	3,862	3,862	-
Total loans held for investment	$4,226	$20,036	$24,262	$466,193	$490,455	$-

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

Impaired loans
For all classes of loans, interest payments on impaired loans are applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Accrual of interest is continued for TDR loans when the borrower was performing prior to the restructuring and there is reasonable assurance of repayment and continued performance under the modified terms. Accrual of interest on TDR loans in nonaccrual status is resumed when the borrower has established a sustained period of performance under the restructured terms of at least six months.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

Information regarding impaired loans segregated by loan class as of and for the three months ended March 31, 2012 and as of and for the year ended December 31, 2011 is as follows.

					For the three months ended
	As of March 31, 2012				March 31, 2012
	Unpaid Principal Balance	Partial Charge-offs	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired with no related allowance recorded:
Real estate secured loans:
Residential construction	$9,204	$(1,035)	$8,169	$-	$8,539	$17
Commercial construction, all land development and land loans	6,807	(224)	6,583	-	6,559	24
Residential properties	4,602	(589)	4,013	-	3,704	17
Commercial real estate - other	5,454	(1,075)	4,379	-	4,396	32
Total real estate secured loans	26,067	(2,923)	23,144	-	23,198	90

Other non-real estate loans:
Commercial and industrial	109	(39)	70	-	64	-
Consumer and other	12	-	12	-	13	-
Total loans held for investment	$26,188	$(2,962)	$23,226	$-	$23,275	$90

Impaired with a related allowance recorded:
Real estate secured loans:
Residential construction	$3,231	$-	$3,231	$473	$1,077	$-
Commercial construction, all land development and land loans	3,111	(489)	2,622	768	2,509	-
Residential properties	63	-	63	17	63	-
Commercial real estate - other	619	-	619	211	619	-
Total real estate secured loans	7,024	(489)	6,535	1,469	4,268	-

Other non-real estate loans:
Commercial and industrial	461	-	461	200	461	-
Consumer and other	-	-	-	-	-	-
Total loans held for investment	$7,485	$(489)	$6,996	$1,669	$4,729	$-

Total impaired:
Commercial	$16,561	$(1,827)	$14,734	$1,179	$14,608	$56
Residential	17,100	(1,624)	15,476	490	13,383	34
Consumer	12	-	12	-	13	-
Total loans held for investment	$33,673	$(3,451)	$30,222	$1,669	$28,004	$90

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

					For the year ended
	As of December 31, 2011				December 31, 2011
	Unpaid Principal Balance	Partial Charge-offs	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired with no related allowance recorded:
Real estate secured loans:
Residential construction	$5,789	$(1,166)	$4,636	$-	$7,183	$131
Commercial construction, all land development and land loans	8,680	(1,666)	7,030	-	6,207	158
Residential properties	6,517	(2,161)	4,359	-	4,303	83
Commercial real estate - other	6,686	(2,445)	4,250	-	5,128	153
Total real estate secured loans	27,672	(7,438)	20,275	-	22,821	525

Other non-real estate loans:
Commercial and industrial	593	(574)	20	-	231	4
Consumer and other	-	-	-	-	13	1
Total	$28,265	$(8,012)	$20,295	$-	$23,065	$530

Impaired with a related allowance recorded:
Real estate secured loans:
Residential construction	$7,543	$(72)	$7,475	$756	$3,513	$79
Commercial construction, all land development and land loans	6,230	(379)	5,851	1,370	4,539	14
Residential properties	66	-	66	17	69	-
Commercial real estate - other	621	-	621	211	623	-
Total real estate secured loans	14,460	(451)	14,013	2,354	8,744	93

Other non-real estate loans:
Commercial and industrial	461	-	461	200	422	-
Consumer and other	-	-	-	-	-	-
Total	$14,921	$(451)	$14,474	$2,554	$9,166	$93

Total impaired:
Commercial	$23,271	$(5,064)	$18,233	$1,781	$17,150	$329
Residential	19,915	(3,399)	16,536	773	15,068	293
Consumer	-	-	-	-	13	1
Total	$43,186	$(8,463)	$34,769	$2,554	$32,231	$623

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

Total impaired loans as of March 31, 2012 include $8.4 million of restructured but still accruing loans and $12.2 million of restructured nonaccrual loans. Nonaccrual TDRs are up $1.6 million over year-end 2011 as approximately $1.7 million of accruing TDRs as of year-end 2011 declined to nonaccrual status as of March 31, 2012. In total, TDRs represent $20.6 million of March 31, 2012 impaired loans. The loans were restructured for various concessions due to financial difficulties of the borrower such as forgiveness of accrued interest, below market interest rate or extended payment terms. In addition, there were two potential problem loans outstanding as of March 31, 2012 with loan balances of $448,000 and secured by residential and commercial real-estate.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

The determination for the potential problem loans primarily was the result of information regarding possible, although not probable, credit problems of the related borrowers. Potential problem loans are not included in the table above. Although these loans are not currently impaired, they have been considered by management in assessing the adequacy of its allowance for loan losses as of March 31, 2012 and have been allocated specific reserves of $30,700 included in the allowance for loan losses as of March 31, 2012 for one of the potential problem loans with an outstanding loan balance of $173,300.  Both potential problem loans were current and not past due as of March 31, 2012.  Of the $1.9 million potential problem loans as of year-end 2011, the largest loan of $1.4 million was downgraded to nonaccrual status while a partial charge-off of $173,000 was recorded on another potential problem loan during the first three months of 2012.

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

Substandard, accruing – These loans have a well-defined weakness where the accrual of interest has not been stopped. The defined weakness may make default or principal exposure likely but not certain. These loans are likely to be dependent on collateral liquidation or a secondary source of repayment.

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

Information regarding the Company’s credit risk by internally assigned risk grades as of March 31, 2012 and December 31, 2011 follows:

	As of March 31, 2012
	Real Estate Loans					Non-Real Estate Loans
	Construction		Residential	Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Mortgage (1)	Commercial	Industrial	Other	Total
	(Dollars in thousands)

Pass	$9,909	$26,662	$85,502	$50,484	$201,749	$31,973	$3,827	$410,106
Special mention	4,825	4,455	8,358	-	11,829	2,459	12	31,938
Substandard accruing	3,646	5,457	7,859	-	3,841	114	-	20,917
Substandard nonaccruing	10,188	5,059	2,300	-	1,908	514	-	19,969
Doubtful	-	1,835	-	-	-	-	-	1,835
Loss	-	-	-	-	-	-	-	-
Total by exposure	$28,568	$43,468	$104,019	$50,484	$219,327	$35,060	$3,839	$484,765

(1)  Single-family residential mortgages originated through NSB Mortgage, held for investment.

	As of December 31, 2011
	Real Estate Loans					Non-Real Estate Loans
	Construction		Residential	Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Mortgage (1)	Commercial	Industrial	Other	Total
	(Dollars in thousands)

Pass	$7,048	$28,632	$85,956	$39,829	$210,446	$35,301	$3,848	$411,060
Special mention	4,410	4,489	8,378	-	12,098	2,509	14	31,898
Substandard accruing	6,858	3,920	8,541	-	3,862	161	-	23,342
Substandard nonaccruing	9,007	10,252	2,351	-	1,850	464	-	23,924
Doubtful	-	231	-	-	-	-	-	231
Loss	-	-	-	-	-	-	-	-
Total by exposure	$27,323	$47,524	$105,226	$39,829	$228,256	$38,435	$3,862	$490,455

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

For the three months ended March 31, 2012, the following table presents a breakdown of the types of concessions made by loan class. TDR below market interest rate concessions may also have had an extension of term granted as well.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

	Troubled Debt Restructured Loans
	Three Months Ended March 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Extended payment terms:
Real estate secured loans:
Residential construction	1	$1,356	$1,356

Total	1	$1,356	$1,356

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default where payment under the modified terms had been 30 days or more past due at any month end during the three months ended March 31, 2012.

	Troubled Debt Restructured Loans
	March 31, 2012
	Number of loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate:
Real estate secured loans:
Commercial construction, all land development and land loans	1	$2,036
Residential properties	1	199
Commercial real estate - other	1	644
Total	3	2,879

Extended payment terms:
Real estate secured loans:
Residential construction	4	4,448
Commercial construction, all land development and land loans	1	300
Residential properties	2	416
Total	7	5,164

Below market rate and extended payment terms:
Real estate secured loans:
Residential properties	1	442
Commercial real estate - other	1	331
Total	2	773

Refinance for interest carry and cash out:
Real estate secured loans:
Residential properties	1	312
Total	1	312

Total	13	$9,128

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

The following table presents the successes and failures of the types of modifications within the previous 12 months as of March 31, 2012.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default		Total
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)

Below market interest rate	-	$-	-	$-	1	$644	2	$2,235	3	$2,879
Extended payment terms	-	-	-	-	5	3,703	2	1,461	7	5,164
Below market rate and extended payment terms	-	-	-	-	-	-	2	773	2	773
Refinace for interest carry and cash out	-	-	1	289	1	312	-	-	2	601
Total	-	$-	1	$289	7	$4,659	6	$4,469	14	$9,417

NOTE F - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense for estimated loan losses inherent in the loan portfolio.  The allowance is maintained at a level which management considers adequate to provide for probable loan losses based on our assessment of various factors affecting the loan portfolio. Overall, the allowance for loan losses declined $764,000 from the 2011 year-end amount of $9.9 million.  Impairment reserves decreased $885,000 while the general reserve increased approximately $121,000 over year-end 2011 primarily due to a higher potential charge-off rate applied to the general commercial loan portfolio.  The allowance for loan losses as a percentage of loans outstanding decreased to 1.89% as of March 31, 2012 from 2.02% from year-end 2011. Additional information regarding the Company’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note B- Summary of Significant Accounting Policies of  the financial statements contained in the Company’s 2011 Annual Report on Form 10-K.

The table below details activity in the allowance for probable loan losses by segregated loan category for the three months ended March 31, 2012 and 2011.  Allocation of a portion of the allowance to one class of loan does not preclude its availability to absorb losses in other classes.

	For the Three Months Ended March 31, 2012
	Real Estate Loans					Non-Real Estate Loans
	Construction		Residential	Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Mortgage (1)	Commercial	Industrial	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,497	$2,783	$1,608	$40	$3,179	$763	$36	$9,906
Charge-offs	(839)	(1,279)	(174)	-	-	(41)	-	(2,333)
Recoveries	6	17	8	-	5	2	-	38
Provision	573	795	105	11	29	15	3	1,531
Ending balance	$1,237	$2,316	$1,547	$51	$3,213	$739	$39	$9,142
Ending balance, individually evaluated for impairment	$473	$768	$17	$-	$211	$200	$-	$1,669
Ending balance, collectively evaluated for impairment	$764	$1,548	$1,530	$51	$3,002	$539	$39	$7,473

Loans:
Ending balance	$28,568	$43,468	$104,019	$50,484	$219,327	$35,060	$3,839	$484,765
Ending balance, individually evaluated for impairment	$11,400	$9,205	$4,076	$-	$4,998	$531	$12	$30,222
Ending balance, collectively evaluated for impairment	$17,168	$34,263	$99,943	$50,484	$214,329	$34,529	$3,827	$454,543

(1)  Single-family residential mortgages originated through NSB Mortgage, held for investment.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE F - ALLOWANCE FOR LOAN LOSSES (Continued)

	For the Three Months Ended March 31, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction		Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Commercial	Industrial	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,475	$2,269	$2,339	$2,464	$1,354	$34	$9,935
Charge-offs	(118)	(96)	(873)	(468)	(177)	(11)	(1,743)
Recoveries	12	-	1	11	88	27	139
Provision	(145)	(21)	549	603	4	25	1,015
Ending balance	$1,224	$2,152	$2,016	$2,610	$1,269	$75	$9,346

Ending balance, individually evaluated for impairment	$122	$190	$588	$401	$715	$45	$2,061

Ending balance, collectively evaluated for impairment	$1,102	$1,962	$1,428	$2,209	$554	$30	$7,285

Loans:
Ending balance	$47,240	$74,621	$105,940	$212,353	$36,666	$3,345	$480,165
Ending balance, individually evaluated for impairment	$10,374	$9,548	$3,652	$5,831	$2,188	$74	$31,667
Ending balance, collectively evaluated for impairment	$36,866	$65,073	$102,288	$206,522	$34,478	$3,271	$448,498

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended
	March 31,
	2012	2011

Weighted average number of common shares used in computing basic net income per share	7,427,976	7,427,976

Effect of dilutive stock options
	-	5,797
Weighted average number of common shares and dilutive potential shares used in computing diluted net income per share	7,427,976	7,433,773

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three months ended March 31, 2012 and 2011 were 125,503 and 105,787, respectively.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - FAIR VALUE MEASUREMENTS

The Company estimates fair value for certain financial assets and liabilities based on fair value accounting guidance. Fair value measurements are based on the inputs used in valuation, gives priority to quoted prices in active markets, and requires that observable inputs be used in the valuations when available.  The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The level in the fair value hierarchy within which the fair value measurement is reported is based on the lowest level input that is significant to the measurement in its entirety. The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Valuation of Assets and Liabilities Reported at Fair Value in Financial Statements

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated, willing parties. The estimated fair value of a financial instrument may differ from the amount that could be realized if sold in an immediate sale such as a forced transaction. Additionally, the valuation of investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

Securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and foreclosed assets.  The nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Mortgage Banking Activity
The Company enters into written loan commitments and commitments to sell mortgages. Changes in the written loan commitments subjected to recurring fair value adjustments are affected by the changes in the balances of locked mortgage loan commitments, changes in the fall out rates and changes in the prevailing secondary market prices for like-kind mortgage loans. The fall out rate measures the likelihood that an interest rate lock commitment will ultimately not become a closed loan held for sale. Factors contributing to the fall out rate include changes in prevailing interest rates from the time of the interest rate lock commitment as well as other factors such as lower than anticipated appraised values. As of March 31, 2012 the fall out rate averaged 33.4%.   As of March 31, 2012, the amount of fair value associated with these written loan commitments was $530,000, which was included in other assets.  As of December 31, 2011, fall out rates averaged 33.6% and the amount of fair value associated with written loan commitments was $946,000. The fair value of interest rate lock commitments is based on servicing rate premium, origination income

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - FAIR VALUE MEASUREMENTS (Continued)

net of originations costs, and changes in loan pricing between the commitment date and period end, typically month end. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The commitments to sell mortgages are generally equal and offsetting to the interest rate lock commitment, both of whose fair values are deemed to be immaterial as of March 31, 2012 and December 31, 2011.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures the impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2012, the majority of the Company’s impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value due to factors such as current market price corrections, the number of qualifying buyers available, or the level of inventory of like property and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. The unobservable inputs include collateral discounts in a range of 5 – 40% of appraised value. The valuation techniques for the level 3 impaired loans are consistent with techniques used in prior periods.

Foreclosed Assets
Foreclosed assets are adjusted to fair value, less cost to sale, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value due to factors such as current market price corrections, the number of qualifying buyers available, or the level of inventory of like property and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. The unobservable inputs include collateral discounts in a range of  5 – 40% to appraised values as well as a general cost of sales rate of 6%. The valuation techniques for the level 3 impaired loans are consistent with techniques used in prior periods.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$11,036	$-	$11,036	$-
Written loan commitments	530	-	-	530
Total	$11,566	$-	$11,036	$530

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$12,917	$-	$12,917	$-
Written loan commitments	946	-	-	946
Total	$13,863	$-	$12,917	$946

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - FAIR VALUE MEASUREMENTS (Continued)
Valuation of Assets and Liabilities Reported at Fair Value in Financial Statements (Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-month periods ended March 31, 2012 and 2011.

	Written Loan Commitments
	For the three months ended March 31,
	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$946	$411
Gains (losses) included in other income	(416)	52
Balance, end of period	$530	$463

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$12,430	$-	$606	$11,824
Foreclosed assets	$4,059	$-	$331	$3,728

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,309	$-	$9,628	$6,681
Foreclosed assets	$2,851	$-	$886	$1,965

As of March 31, 2012, all level 2 nonrecurring impaired loans and foreclosed assets have sales contracts or commitments to purchase. No further market driven discounts were applied to the December 31, 2011 impaired loans that required transfers between Level 2 and Level 3 as of March 31, 2012 other than one foreclosed property for $25,000 which was transferred to Level 3 as of March 31, 2012, which we consider as immaterial.

Financial Assets and Liabilities Disclosed, but Not Carried, at Fair Value in Financial Statements

Financial instruments include cash and due from banks, interest-bearing deposits with banks, investments, accrued interest, loans, written loan commitments, bank owned life insurance, deposit accounts and borrowings. The Company has recorded certain assets at fair value as required by accounting standards on the proper disclosure of fair value of financial instruments. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - FAIR VALUE MEASUREMENTS (Continued)
Valuation of Assets and Liabilities Reported at Fair Value in Financial Statements (Continued)

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

Investment Securities
Fair value for investment securities available for sale equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair values are based on market observable inputs and are disclosed at Level 2 hierarchy.  Fair value for investment securities held to maturity is determined internally based on a discounted cash flow valuation technique utilizing a discount rate based on the three-month LIBOR rate. Estimates of fair value developed internally are disclosed at Level 3 of the hierarchy. The valuation technique for the level 3 securities is consistent with techniques used in prior periods.

Loans and Loans Held for Sale
The fair value of loans is based on estimated cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, less a credit component and are carried at Level 3 of the hierarchy. The fair value of impaired loans measured on a nonrecurring basis are determined internally utilizing one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. A portion of the Company’s March 31, 2012 impaired loans was evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2 of the hierarchy. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3. The carrying amount of loans held for sale is a reasonable estimate of fair value since they will be sold in a short period and are carried at Level 3 of the hierarchy. This does not include consideration of liquidity that market participants would use to value such loans.

Stock in Federal Home Loan Bank of Atlanta
The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank and is carried at Level 2 of the hierarchy.

Bank Owned Life Insurance
The carrying value of life insurance approximates fair value as this investment is carried at cash surrender value as determined by the insurer and is carried at Level 2 of the hierarchy.

Deposits
The fair value of demand, savings, money market and NOW deposits is the amount payable on demand at the reporting date. The fair value of time deposits and borrowings is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities and are carried at Level 3 of the hierarchy.

Borrowings
The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements and are carried at Level 3 of the hierarchy.

Accrued Interest
The carrying amounts of accrued interest approximate fair value and is carried at Level 3 of the hierarchy.

Financial Instruments with Off-Balance Sheet Risk
With regard to financial instruments with off-balance sheet risk discussed in Note D, the estimated fair value of future financing commitments is not deemed material.

The following table presents the carrying value and estimated fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of March 31, 2012 and the level within the fair value hierarchy at which such financial instruments are measured on a recurring and non-recurring basis.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - FAIR VALUE MEASUREMENTS (Continued)
Financial Assets and Liabilities Disclosed, but Not Carried, at Fair Value in Financial Statements (Continued)

	March 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$8,364	$8,364	$8,364	$-	$-
Interest-earning deposits with banks	86,679	86,679	86,679	-	-
Investment securities available for sale	11,036	11,036	-	11,036	-
Investment securities held to maturity	250	200	-	-	200
Loans held for sale	46,693	46,693	-	-	46,693
Loans, net	475,623	481,905	-	606	481,299
Accrued interest receivable	1,253	1,253	-	-	1,253
Stock in the Federal Home Loan Bank	1,073	1,073	-	-	1,073
Bank owned life insurance	10,243	10,243	-	10,243	-
Written loan commitments	530	530	-	-	530

Financial liabilities:
Deposits	$599,520	$600,437	$-	$-	$600,437
Short-term borrowings	1,045	1,045	-	-	1,045
Long-term borrowings	27,241	27,238	-	-	27,238
Accrued interest payable	895	895	-	-	895

The Company did not have any transfers between Level 1 and Level 2. The following table presents the carrying values and estimated fair values of the Company's financial instruments disclosed, but not carried, at fair value as of December 31, 2011.

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$9,826	$9,826
Interest-earning deposits with banks	39,547	39,547
Investment securities available for sale	12,917	12,917
Investment securities held to maturity	250	201
Loans held for sale	49,728	49,728
Loans, net	480,549	487,617
Accrued interest receivable	1,441	1,441
Stock in the Federal Home Loan Bank	1,073	1,028
Bank owned life insurance	10,146	10,146
Written loan commitments	946	946

Financial liabilities:
Deposits	$564,439	$565,344
Short-term borrowings	73	73
Long-term borrowings	27,246	27,310
Accrued interest payable	897	897

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments, the Bank, NSB Mortgage and the parent Company.  The Bank is engaged in general commercial and retail banking in central and coastal North Carolina.  The Bank operates six full-service banking offices located in Wake County and one full-service office in Wilmington, New Hanover County, North Carolina.  NSB Mortgage, a division of the Bank, originates and sells and to a limited extent retains single-family residential first mortgage loans. The remaining segment consists of activities of the parent Company. Eliminations necessary to accurately report the operations of the Company are also included. The tables below present segment reporting disclosure as of March 31, 2012 and December 31, 2011and for the three-month periods ended March 31, 2012 and 2011.

	As of March 31, 2012
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total assets	$569,468	$99,125	$54,539	$(53,938)	$669,194
Net loans	424,581	51,042	-	-	475,623
Loans held for sale	-	46,693	-	-	46,693
Goodwill	-	141	-	-	141

	As of December 31, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total assets	$541,223	$91,172	$54,271	$(53,776)	$632,890
Net loans	440,055	40,494	-	-	480,549
Loans held for sale	-	49,728	-	-	49,728
Goodwill	-	141	-	-	141

	For the Three Months Ended March 31, 2012
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$5,818	$629	$7	$(4)	$6,450
Total interest expense	1,000	-	115	(4)	1,111
Net interest income (loss)	4,818	629	(108)	-	5,339
Provision for loan losses	1,531	-	-	-	1,531
Net interest income (loss) after provision for loan losses	3,287	629	(108)	-	3,808
Noninterest income	474	943	347	(347)	1,417
Noninterest expense	3,805	1,056	59	-	4,920
Income before income taxes	(44)	516	180	(347)	305
Income taxes	(26)	151	(56)	-	69
Net income (loss)	$(18)	$365	$236	$(347)	$236

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – BUSINESS SEGMENT INFORMATION (Continued)

	For the Three Months Ended March 31, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$6,712	$365	$7	$(4)	$7,080
Total interest expense	1,375	-	111	(4)	1,482
Net interest income (loss)	5,337	365	(104)	-	5,598
Provision for loan losses	1,015	-	-	-	1,015
Net interest income (loss) after provision for loan losses	4,322	365	(104)	-	4,583
Noninterest income	240	503	300	(300)	743
Noninterest expense	4,201	759	42	-	5,002
Income before income taxes	361	109	154	(300)	324
Income taxes	130	40	(50)	-	120
Net income	$231	$69	$204	$(300)	$204

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including: general and local economic conditions; changes in real estate values; changes in interest rates, deposit flows, and loan demand; changes in legislation or regulation including regulatory assessments; changes in accounting principles, policies or guidelines; competition;  other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services; our ability to manage growth; and factors set out in our Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Market Developments in the Banking Industry

During the first three months of 2012, the economy overall showed some signs of improvement and increased business activity. Unemployment rates, while down, remain high compared to pre-recession levels and while real estate prices have stabilized somewhat, residential and commercial real estate prices, in some areas, continue to decline and experience high foreclosure rates. The resulting effects of the deep and prolonged recession on the real estate market and economy have negatively impacted in the past, and could adversely affect in the future, the credit quality of our loans and our overall results of operations and financial condition.  In addition, newly enacted laws as a result of the financial crisis and potential further imposition of new laws and regulations and regulatory assessments from the U.S. government could significantly impact our operations in the future.

Our financial performance generally, and in particular the ability of our borrowing customers to pay interest on and repay principal of outstanding loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover Counties, in North Carolina. The effect of the prolonged recession continues to financially stress many of our customers.  Due to the state of the economy in our market areas and the resultant potential impact on our loan portfolio, we continue to closely monitor our loan portfolio, nonperforming assets and allowance for loan losses. See the discussions on “Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2012 and 2011- Provision for Loan Losses” and “Asset Quality and Allowance for Loan Losses.”

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002.  We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the formation and reorganization of our bank holding company.  In March 2004, we established a subsidiary trust, North State Statutory Trust I, which we refer to as Trust I, to issue trust preferred securities.  In December 2005, we established a second subsidiary trust, North State Statutory Trust II, which we refer to as Trust II and in November 2007 we established a third subsidiary trust, North State Statutory Trust III, which we refer to as Trust III.  Our only business is the ownership and operation of North State Bank and its subsidiaries and our three subsidiary trusts.

North State Bank is a North Carolina chartered banking corporation. The Bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the Bank, we currently operate six full-service banking offices located in Raleigh, Garner and Wake Forest, North Carolina, one full-service banking office located in Wilmington, North Carolina and a mortgage loan office located in Chapel Hill, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. The Bank has a subsidiary, North State Wealth Advisors, Inc., which offers brokerage services and wealth management. In February 2010, we acquired the operations of a Raleigh-based mortgage company, Affiliated Mortgage, LLC, creating North State Bank Mortgage, or NSB Mortgage, as a division of the Bank for the purpose of originating and selling single-family residential first mortgages. In June 2011, the Bank established North State Title, LLC which owns 67% of Title Group, LLC, a title insurance agency.

Comparison of Financial Condition as of March 31, 2012 and December 31, 2011

Total assets as of March 31, 2012 increased $36.3 million to $669.2 million primarily in interest-earning deposits with banks which grew $47.1 million to $86.7 million. Our portfolio of loans declined $5.7 million to $484.8 million, representing 72.4% of our total assets as of March 31, 2012 compared to 77.5% as of year-end 2011.  New commercial loan growth continues to be slow while simultaneously loan charge-offs and transfers to foreclosed assets continue to reduce the loan portfolio.  Mortgage loans held for sale declined to $46.7 million, down $3.0 million from year-end 2011 and investment securities declined to $11.3 million, down $1.9 million from year-end 2011.  Our assets are primarily funded through deposits, which grew $35.1 million to $599.5 million as of March 31, 2012 compared to $564.4 million as of year-end 2011. In addition to deposit growth, our deposit mix continues to improve as lower-costing demand and interest-bearing transaction deposits have increased as a percent of total deposits from year-end 2011 due to our continued emphasis on building and maintaining core deposits.

As of March 31, 2012, our interest-earning deposits with banks included $81.1 million in excess overnight funds in our Federal Reserve account and $5.5 million held at correspondent banks compared to $36.0 million and $3.5 million, respectively, as of year-end 2011 as growth in our core deposit funds have outpaced new commercial loan demand. Our available for sale investment portfolio as of March 31, 2012 consisted of $11.0 million of government-sponsored residential mortgage-backed securities compared to $12.9 million as of year-end 2011. During the three-month period ended March 31, 2012, we sold $9.4 million of government-sponsored residential mortgage-backed securities for a gain of $106,000 and re-deployed the funds into $8.2 million of same type securities. Also during this period we received $458,000 in cash flows from government-sponsored residential mortgage-backed securities. All of our investments are accounted for as available for sale and are presented at their fair market value with the exception of $250,000 in corporate bonds that are accounted for as held to maturity and are carried at book value.

Our portfolio of loans decreased $5.7 million or 1.2% to $484.8 million as of March 31, 2012 compared to $490.5 million as of year-end 2011. The decline in the loan portfolio reflects a continued cycle of higher levels of loan payoffs over new loan volume, $2.3 million of net charge-offs as well as $2.3 million of transfers to foreclosed assets.  New commercial loan demand remains slow due to the combined effects of the prolonged recession and increased competition for lending opportunities among our targeted customer groups. We continue to communicate with our target customers to obtain a better understanding and knowledge of their businesses so we can respond to their borrowing needs in the future as the economy recovers. Our loan portfolio includes $50.5 million of single-family residential mortgages originated through NSB Mortgage to partially offset the slowdown in new commercial loan activity. This loan category grew $10.7 million over $39.8 million as of year-end 2011.

The table below is a summary of our loans outstanding by major category as of March 31, 2012 and December 31, 2011.

			Increase (decrease)
	March 31, 2012	December 31, 2011	$	%
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$28,568	$27,323	$1,245	4.6%
Commercial construction, all land development and other land loans	43,468	47,524	(4,056)	-8.5%
Residential properties	104,019	105,226	(1,207)	-1.1%
Residential mortgage (1)	50,484	39,829	10,655	-
Commercial real estate - other	219,327	228,256	(8,929)	-3.9%
Total real estate secured loans	445,866	448,158	(2,292)	-0.5%

Other non-real estate loans:
Commercial and industrial	35,060	38,435	(3,375)	-8.8%
Consumer and other	3,839	3,862	(23)	-0.6%
Total loans held for investment	$484,765	$490,455	$(5,690)	-1.2%

Mortgage loans held for sale	$46,693	$49,728	$(3,035)	-6.1%

(1)  Single-family residential mortgages originated through NSB Mortgage held for investment.

While there have been slight changes in our loan composition since year-end 2011, the portfolio remains primarily secured by real estate with $445.9 million or 92.0% of loans outstanding as of March 31, 2012 compared to $448.2 million or 91.4% as of year-end 2011. Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. Although the economic environment currently shows some improvement, a further downturn or continued sluggish market conditions could result in an increased number of borrowers not making payments on or repaying real estate loans and the value of the collateral securing these loans could decline further as well. Adverse effects to our customers’ businesses correspondingly result in adverse effects to our financial condition and results of operations due to our high level of loans secured by real estate in the markets we serve.

We continue to minimize our exposure and limit new lending for commercial construction and land development loans, specifically new builder/developer lending. As part of our long-term plan to minimize construction and land development lending, commercial real-estate-secured construction and land development loans decreased $4.1 million to 9.0% of loans outstanding from 9.73% as of year-end 2011 and 16.4% as of year-end 2010 as construction projects have paid off or completed and moved to longer-term financing. In total, commercial real estate secured loans including construction and land development declined $13.0 million from year-end 2011, representing 54.2% of loans outstanding compared to 56.2% as of year-end 2011. Commercial loans secured by real estate are principally secured by owner-occupied buildings including professional practices, office and church properties; and single family rental properties, residential building lots, commercially-zoned land and residential homes. Of the properties securing these commercial real estate loans, 14.1% are located within our New Hanover County market and 85.9% are located within our Wake County market.

Residential real-estate loans including construction loans grew to $183.1 million, including $50.5 million originated through NSB Mortgage, and represented approximately 37.8% of the loan portfolio as of March 31, 2012 compared to 35.2% of the loan portfolio as of year-end 2011.  These single-family construction, residential property and home equity lines of credit are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually less than 90%. The growth in this loan category is attributable to mortgages originated and selected to retain through NSB Mortgage which grew $10.7 million over year-end 2011.  These single- family residential mortgage loans that are selected for retention are subject to strict underwriting standards which are at a minimum per the Federal Home Loan Mortgage Corporation, or FREDDIE MAC, guidelines and typically have terms within 10 to 15 years with low to moderate loan-to-value ratios, typically less than 70% and higher credit scores.

Non-real estate commercial and industrial loans declined to $35.1 million or 7.2% of loans from 7.8% as of year-end 2011.

Loan originations from within our NSB Mortgage division are held for sale, with the exception of select loans discussed above that are retained within our loan portfolio.  Mortgage loan originations represent single-family residential first mortgage loans on a pre-sold basis that have been approved for purchase by secondary investors. The mortgages are underwritten at a minimum per FREDDIE MAC guidelines and are typically sold to investors within two to three weeks after closing.  Mortgage originations are subject to volatility due to interest rates and home sales.  During the three-month period ended March 31, 2012, mortgage loan originations have gradually increased reflecting increased refinancing activity and to a lesser extent home purchases.  As of March 31, 2012, mortgage loans held for sale were $46.7 million compared to $49.7 million as of year-end 2011.

The following table is a summary of our loans outstanding by major category for the total Bank, New Hanover and Wake Counties and mortgages originated through NSB Mortgage and held for investment.

	Total Bank		New Hanover County		Wake County		Residential Mortgage (1)
	March 31, 2012
	Amount	% of Total Loans	Amount	% of Total Bank Loans	Amount	% of Total Loans	Amount	% of Total Bank Loans
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$28,568	5.9%	$1,883	0.4%	$26,685	5.5%	$-	-
Commercial construction, all land development and land loans	43,468	9.0%	10,583	2.2%	32,885	6.8%	-	-
Residential properties	104,019	21.5%	14,263	2.9%	89,756	18.5%	-	-
Residential mortgage (1)	50,484	10.4%	-	-	-	-	50,484	10.4%
Commercial real estate - other	219,327	45.2%	26,504	5.5%	192,823	39.8%	-	-
Total real estate secured loans	445,866	92.0%	53,233	11.0%	342,149	70.6%	50,484	10.4%
							-	-
Other non-real estate loans:
Commercial and industrial	35,060	7.2%	4,121	0.9%	30,939	6.4%	-	-
Consumer and other	3,839	0.8%	485	0.1%	3,354	0.7%	-	-
Total loans held for investment	$484,765	100.0%	$57,839	11.9%	$376,442	77.7%	$50,484	10.4%

(1)		Single-family residential mortgages originated through NSB Mortgage held for investment.

Single-family residential mortgages held for sale	$46,693

The allowance for loan losses was $9.1 million as of March 31, 2012 and $9.9 million as of December 31, 2011, representing 1.89% and 2.02%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The allowance for loan losses decreased $764,000 overall primarily due to a decrease in impairment reserves which offset an increase in the general commercial loan portfolio reserve. Impairment reserves decreased approximately $1.3 million due to charge-offs to year-end 2011 loan impairments and increased approximately $420,000 for impairment reserve additions as of March 31, 2012. Overall, impairment reserves decreased $885,000 to $1.7 million from $2.6 million as of year-end 2011. The general reserve increased approximately $121,000 over year-end 2011 due to a higher potential charge-off rate applied to the general commercial loan portfolio. The remainder of the decrease in loan loss reserves is due to declines in the reserve attributable to potential problem loans. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of March 31, 2012. We monitor the allowance monthly. See “Asset Quality and Allowance for Loan Losses” for additional details.

Our premises and equipment remained substantially unchanged from year-end 2011 at $14.0 million. Foreclosed assets increased $1.2 million to $4.1 million as of March 31, 2012 from $2.9 million as of December 31, 2011, reflecting $2.3 million of additional properties, sales of $1.0 million and valuation adjustments on foreclosed properties of $38,000 during the three-month period ended March 31, 2012.  Additional discussion regarding foreclosed assets is included in the section “Asset Quality and Allowance for Loan Losses.”

As of March 31, 2012 our deposits were $599.5 million, an increase of $35.1 million from $564.4 million as of year-end 2011 with continued improvement in deposit mix and growth in relationship driven core deposits. Traditional core deposits grew $28.1 million while non-relationship jumbo time deposits continue to decline. Also none of our current deposit funds are obtained through non-traditional funding sources such as wholesale brokered certificates of deposit or internet certificates of deposit as we ceased obtaining wholesale brokered time deposits in early 2010 and ceased obtaining  internet deposits in early 2011. The table below presents deposits by major categories as of March 31, 2012 and December 31, 2011.

			Increase (decrease)
	March 31, 2012	December 31, 2011	$	%
	(Dollars in thousands)
Deposits:
Demand	$155,099	$145,185	$9,914	6.8%
Savings, money market and NOW	282,326	264,304	18,022	6.8%
Time less than $100,000	63,450	63,318	132	0.2%
Total traditional core deposits (1)	500,875	472,807	28,068	5.9%
Time $100,000 or greater	67,881	69,711	(1,830)	-2.6%
CDARS deposits (2)	30,764	21,921	8,843	40.3%
Total deposits	$599,520	$564,439	$35,081	6.2%

(1) Excludes CDARS and time deposits $100,000 or greater.
(2) CDARS - Certificate of Deposit Account Registry Service

			Increase (decrease)
	March 31, 2012	December 31, 2011	$	%
	(Dollars in thousands)
Breakdown of deposits funded through CommunityPLUS division included in table above:
Demand	$87,546	$74,049	$13,497	18.2%
Savings, money market and NOW	126,133	114,136	11,997	10.5%
Time deposits	72,344	62,017	10,327	16.7%
Total CommunityPLUS deposits	$286,023	$250,202	$35,821	14.3%

Our deposit mix continues to improve as we emphasize relationship deposits with individuals and entities within our market areas of Wake and New Hanover counties of North Carolina and through the success of our property management division “CommunityPLUS” with customers within North Carolina, Texas, Maryland, South Carolina, Illinois, Colorado and New Mexico. Deposits funded through this division significantly contribute to our strong core deposit base.  Our ability to attract and provide specialized services required of companies within this industry has significantly contributed to our strong core deposit base and improvement in deposit mix. As of March 31, 2012, deposits in this division represented approximately 47.7% of our total deposits, up from 44.3% as of year-end 2011, 35.6% as of year-end 2010, 24.7% as of year-end 2009 and 18.4% as of year-end 2008.  Deposits from “CommunityPLUS” grew $35.8 million or 14.3% over year-end 2011 to $286.0 million as of March 31, 2012 with the most of the growth funded in non-interest bearing demand deposits.

Overall, noninterest-bearing demand deposits and low-cost interest-bearing transaction accounts increased to 25.9% and 47.1%, respectively, of total deposits as of March 31, 2012 compared to 25.7% and 46.8%, respectively, as of year-end 2011.  Total noninterest-bearing demand deposits grew $9.9 million and interest-bearing transaction deposits grew $18.0 million over year-end 2011.  “CommunityPLUS” was a key factor to the successful growth in these low-costing core deposit funds. Noninterest-bearing demand deposits and interest-bearing transaction deposits provided through “CommunityPLUS” grew $13.5 million and $12.0 million, respectively during this period.

Time deposits overall grew $7.1 million to $162.1 million over year-end 2011, however, decreased to 27.0% of total deposits from 27.5% as of year-end 2011.  Time deposits funded through “CommunityPLUS” grew $10.3 million over year-end 2011. Growth in time deposits was primarily in deposits through participation in the Certificate of Deposit Account Registry Service, or CDARS, program which grew overall $8.8 million over year-end 2011. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Of the $72.3 million of time deposits funded through “CommunityPLUS”, $24.0 million were CDARS deposits. Time deposits of $100,000 or more excluding CDARS deposit funds, declined $1.8 million from year-end 2011. We continue to monitor and reduce time deposits for profitability and non-relationship or single-service customer accounts.

Our focus for the future will be to continue to grow traditional core deposits with our customers with whom we seek to obtain the customers’ primary borrowing and deposit relationship as well as our “CommunityPLUS” customers. Strong core deposit growth continues to minimize our need for short-term borrowings. Short-term borrowings as of March 31, 2012, consisting solely of securities sold under repurchase agreements, were $1.0 million compared to $73,000 as of year-end 2011. Long-term borrowings remained unchanged from year-end 2011 at $27.2 million consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Shareholders’ equity increased $59,000 primarily provided by net income of $236,000 and a decline of $187,000 in other comprehensive income.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2012 and 2011

Net Income.  A higher level of net income over the prior year period was primarily driven by higher fees from our mortgage operations coupled with lower foreclosed asset costs and improvements overall in nonperforming assets. For the three-month period ended March 31, 2012, net income was $236,000 compared to $204,000 for the corresponding three-month period of 2011, representing an increase of $32,000 or 15.7%.  On a diluted share basis, earnings were $.03 and $.03 per share, respectively, for the same periods. Although earnings continue to be lower compared to pre-recession levels, credit quality-related costs are improving. Improvements in recession-related lending costs coupled with additional income generated from our mortgage division provided the opportunity for us to re-instate several director and employee benefits that had been suspended as cost savings initiatives at the beginning of the recession. We will continue to closely monitor our loan portfolio and nonperforming assets and will re-enact cost-savings initiatives if necessary should there be another downturn in the economy or an extended period of slow recovery. Lower earnings compared to pre-recession levels are also attributable to a declining commercial loan base as a direct result of the prolonged recession and increased competition resulting in reduced interest income. Favorable changes in deposit mix continue to minimize the effect of  reduced interest income and is an area we will continue to emphasize. For the three-month period ending March 31, 2012, a decline in net interest income, increased provision for loan losses, and higher personnel costs were offset by a higher level of non-interest income including a $106,000 gain on sales of available for sale securities and reductions in foreclosed asset costs. For the three months ended March 31, 2012, return on average assets was .15% compared to .13% for the prior year  period while for the same periods return on average equity was 2.43% compared to 2.18%.

Net Interest Income. Net interest income was $5.3 million for the three-month period ended March 31, 2012, a decrease of $259,000 or 4.6% compared to the prior year period. For the same periods, interest income decreased $630,000 or 8.9% and interest expense decreased $371,000 or 25.0%.  Beneficial changes in our deposit mix with a corresponding reduction in interest expense substantially reduced the effect of the lower interest income.

Interest income is affected by changes in the mix and volume of average earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the three months ended March 31, 2012 was $6.5 million compared to $7.1 million for the prior year period.  The reduction in interest income is primarily due to lower yields on our loan portfolio, our largest earning asset, coupled with a decrease in loan volume and a higher level of average nonaccrual loans compared to the prior year period. The decline in average loan yield of 39 basis points effectively reduced interest income by approximately $405,000 while an $8.9 million decrease in average loan volume effectively reduced interest income by approximately $120,000.  In addition, no interest income is recognized when loans are on nonaccrual status. Accrued interest is reversed and future interest accruals are suspended at the time loans are placed on nonaccrual status. During the three-month period ended March 31, 2012, loans on nonaccrual status averaged approximately $22.2 million, representing an estimated quarterly loss of interest income of $291,000 compared to average nonaccrual loans of $18.4 million, representing an estimated quarterly loss of interest income of $257,000 for the prior year period. In summary, an overall 43 basis point decline in interest-earning asset yield effectively reduced total interest income approximately $588,000 while a $4.9 million reduction in average interest-earning asset volume effectively reduced total interest income approximately $42,000.

Our continued improvement in deposit mix resulting from the successful building of our core deposits with corresponding repricing to lower costing products were the key factors for the overall decrease in deposit interest expense over the prior year period. Deposit interest expense for the three-month period ended March 31, 2012 was $871,000 compared to $1.3 million for the prior year three-month period, a decrease of $379,000. Average time deposits decreased $28.7 million from the prior year period primarily in non-core, single-service time deposits of $100,000 or more. These higher-costing deposits were replaced with lower costing interest checking, money market and non-interest-bearing transaction deposits which grew in total an average of $37.3 million, of which $18.2 million were in non-interest-bearing demand deposits.  Overall the $9.6 million decrease in average interest-bearing deposits effectively decreased deposit interest expense approximately $89,000 while repricing to lower rates effectively reduced deposit interest expense approximately$290,000. Average borrowings declined $4.3 million, reducing interest expense $8,000. In summary, the overall decrease in interest-bearing liabilities of $13.8 million decreased total interest expense by approximately $89,000 while lower interest rates paid on these funds decreased total interest expense approximately $282,000.

The yield on our earning assets averaged 4.35% during three months ended March 31, 2012 compared to 4.78% during for the prior year period.  During the same periods, the cost of our interest-bearing liabilities averaged .98% compared to 1.28%.  Overall our net interest margin during this period, excluding average nonaccrual loans, decreased 18 basis points to 3.60% compared to 3.78%.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$467,506	$6,135	5.28%	$476,386	$6,660	5.67%
Loans held for sale	48,337	230	1.91%	28,674	274	3.88%
Investments available for sale	6,690	48	2.89%	15,504	100	2.62%
Investments held to maturity	250	3	4.83%	250	3	4.87%
Other interest-earning assets	73,557	34	0.19%	80,408	43	0.22%
Total interest-earning assets	596,340	6,450	4.35%	601,222	7,080	4.78%

Other assets	55,159			44,788

Total assets	$651,499			$646,010

Interest-bearing liabilities:
Deposits:
Savings, money market and NOW	$269,695	333	0.50%	$250,598	480	0.78%
Time deposits over $100,000	68,061	276	1.63%	91,580	424	1.88%
Other time deposits	89,960	262	1.17%	95,116	346	1.48%
Short-term borrowings	198	-	0.00%	4,440	1	0.09%
Long-term borrowings	27,243	240	3.54%	27,265	231	3.44%
Total interest-bearing liabilities	455,157	1,111	0.98%	468,999	1,482	1.28%

Noninterest-bearing demand deposits	155,142			136,936
Other liabilities	2,196			2,120
Shareholders' equity	39,004			37,955

Total liabilities and shareholders' equity	$651,499			$646,010

Net interest income and interest rate spread		$5,339	3.37%		$5,598	3.49%

Net yield on average interest-earning assets			3.60%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities			131.02%			128.19%

Net yield on average interest-earning assets including nonaccrual loans			3.47%			3.66%

(1) Nonaccrual loans are excluded in loan amounts.

Provision for Loan Losses.  The provision for loan losses was $1.5 million for the three-month period ended March 31, 2012, $516,000 or 50.8% higher than the prior year period.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by management. The provision for loan losses was up primarily due to a higher level of net charge-offs which were up $691,000 over the prior year period with subsequent increases to the overall general reserve due to a higher charge-off rate applied to the commercial portfolio of loans. The allowance for loan losses was $9.1 million as of March 31, 2012 or 1.89% of loans outstanding compared to $9.9 million or 2.02% of loans outstanding as of year-end 2011. See “Asset Quality and Allowance for Loan Losses” for additional detail.

Non-interest Income. Non-interest income increased $674,000 or 90.7% to $1.4 million for the three-month period ended March 31, 2012 compared to the prior year period.  Excluding security gains, non-interest income grew $568,000 over the prior year period. Included in noninterest income are security gains of $106,000 as a result of sales of investment securities of $9.4 million. There were no security sale gains or losses in the prior year period. Fees generated from mortgage operations were $944,000, up $447,000 over the prior year period resulting from increased refinancing activity as well as home purchases compared to the prior year period. Fees from annuity sales and other fees generated from our wealth management services division provided $67,000 in non-interest income, down $20,000 from the prior year period.  We anticipate income from these services to improve as the economy recovers.  Our purchase of $10.0 million of bank owned life insurance in the third quarter of 2011 provided additional noninterest income of $96,000 for the three-month period of 2012.  As a percentage of average assets, non-interest income increased to .87% compared to .47% for the three-month periods ended March 31, 2012 and 2011, respectively.

Non-interest Expense. Non-interest expense for the three-month period ended March 31, 2012 decreased $82,000 or 1.6% to $4.9 million from $5.0 million for the prior year period. The decrease is primarily attributable to lower foreclosed asset costs and a reduction in FDIC insurance premiums. As anticipated, we re-instated some of the director and employee benefits that had been suspended as cost-savings initiatives  at the beginning of the recession to partially offset asset quality and related costs due to the economic environment.

Salaries and other personnel expense represent our largest expense category at $2.6 million for the three-month period ended March 31, 2012, up $310,000 from the prior year period with $259,000 of the increase attributable to our mortgage division. Compared to the prior year three-month period, current year personnel expense for our mortgage division includes one additional mortgage originator and five additional support personnel. Personnel expense for the three-month period ended March 31, 2012 includes $103,000 for re-instated 401k matching benefits as well as increases for modest merit increases distributed to all employees throughout the Bank. We currently continue to temporarily suspend incentive bonuses. As a percentage of average assets, personnel expense increased to 1.61% for the three-month period ended March 31, 2012 compared to 1.45% for the prior year period.

Occupancy and equipment costs decreased $47,000 to $656,000 for the three-month period ended March 31, 2012 primarily due to the termination of our original downtown office lease in October 2011. Key changes to operating costs from the prior year period include foreclosed asset costs and FDIC insurance costs. Subsequent to foreclosure, valuations are periodically performed on foreclosed asset properties. Additional losses on sales of such properties were $38,000 for the current year period, down $432,000 over the prior year period.  During the current year three-month period, sales of $1.0 million in foreclosed property resulted in additional losses of $58,000.  Also during the current period, additions of $2.3 million of foreclosed property were added, recorded at fair value less the cost to sell, and did not incur any further subsequent valuation write-down during the current three-month period. FDIC insurance costs were down $135,000 from the prior year three-month period due to changes in the calculation of the insurance assessment from deposit-based to asset-based. There were no other significant changes in other noninterest expense for the three-month period. Including net costs related to foreclosed assets, our non-interest expense as a percentage of average assets was 3.04% for the three-month period ended March 31, 2012 compared to 3.14% for the prior year three-month period.

We recorded $69,000 and $120,000, respectively, in income tax expense for the three-month periods ended March 31, 2012 and 2011.  Income tax expense as a percentage of pretax income for these periods was 22.6% and 37.0%, respectively.  The effective tax rate was lower in the current year period due to additional permanent tax differences, primarily income from bank owned life insurance. Management has evaluated our tax positions and has concluded that we have no uncertain tax positions.

Asset Quality and Allowance for Loan Losses

Nonperforming assets as of March 31, 2012 were comprised of $21.8 million nonaccrual loans; of which $12.2 were non-accruing troubled debt restructured loans, or TDR, and foreclosed assets of $4.1 million. In addition to nonperforming assets, there were accruing potential problem loans of $448,000 and accruing TDRs of $8.4 million. As of year-end 2011, nonperforming assets were comprised of $13.4 million nonaccrual loans, $10.6 million nonaccrual TDRs and foreclosed assets of $2.9 million. Potential problems loans were $1.9 million and accruing TDRs were $10.7 million as of year-end 2011. There were no accruing loans past due 90 days or more as of March 31, 2012 or year-end 2011.  A TDR is  a loan where a concessionary modification was granted to the borrower due to current or expected financial difficulties of the borrower. Concessions we have granted to customers experiencing financial difficulties resulting in a TDR include reduction in interest rate, extended payment terms or forgiveness of interest.

As a percent of loans, total nonaccrual loans were 4.5% and 4.9%, respectively, as of March 31, 2012 and year-end 2011. The markets in which we operate have experienced some improvement in business activity but remain slow compared to pre-recession levels which directly impacts our level of nonperforming assets and past due loans.  Our borrowers tied to the residential and commercial real estate industry have particularly been impacted due to restrictions on cash-flows resulting from sluggish real estate sales.  Nonaccrual loans for residential and commercial construction and land development comprise 78.3% of our nonaccrual loans as of March 31, 2012, down from 80.2% as of year-end 2011.  Although it increased to $2.7 million as of March 31, 2012 compared to $1.2 million as of year-end 2011, our level of accruing 30 to 89 days past due loans continues to trend downward compared to levels during 2009, 2010 and early 2011.

The table below presents for the dates indicated summary information regarding our nonaccrual loans, TDRs, potential problem loans and loans 90 days or more past due.  For further detail by loan category, see Note E to our consolidated financial statements.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Nonaccrual loans	$9,620	$13,436
Troubled debt restructured nonaccrual loans	12,184	10,584
Total nonaccrual loans	21,804	24,020

Foreclosed assets	4,059	2,851
Total nonperforming assets	$25,863	$26,871

Accruing loans past due 90 days or more	$-	$-
Troubled debt restructured accruing loans	$8,418	$10,703
Potential problem loans	$448	$1,912
Allowance for loan losses	$9,142	$9,906

Nonaccrual loans to period end loans	4.50%	4.90%
Allowance for loan losses to period end loans	1.89%	2.02%
Nonperforming assets to total assets	3.86%	4.25%
Ratio of allowance for loan losses to nonaccrual loans (x)	0.42	0.41

As of March 31, 2012, 97.6% of our nonaccrual loans were real-estate secured, with 48.2% represented within our New Hanover County market. Real-estate secured residential construction and commercial construction and land development loans comprised 78.3% of nonaccrual loans; 39.8% of  nonaccrual loans were located within our New Hanover County market.

The following table is a summary of our nonaccrual loans by major category for the total Bank, New Hanover County and Wake County as of March 31, 2012.

	Nonaccrual Loan Composition as of March 31, 2012
	Total Bank		New Hanover County		Wake County
	Amount	% of Total Nonaccrual Loans	Amount	% of Total Nonaccrual Loans	Amount	% of Total Nonaccrual Loans
			(Dollars in thousands)
Real estate secured loans:
Residential construction	$10,188	46.7%	$4,758	21.8%	$5,430	24.9%
Commercial construction, all land development and land loans	6,894	31.6%	3,914	18.0%	2,980	13.7%
Residential properties	2,299	10.5%	312	1.4%	1,987	9.1%
Commercial real estate - other	1,908	8.8%	1,532	7.0%	376	1.7%
Total real estate secured loans	21,289	97.6%	10,516	48.2%	10,773	49.4%

Other non-real estate loans:
Commercial and industrial	515	2.4%	-	-	515	2.4%
Total loans held for investment	$21,804	100.0%	$10,516	48.2%	$11,288	51.8%

An aggregate of $12.8 million of the nonaccrual loans as of March 31, 2012 is attributable to six borrowers for various residential and commercial construction and land development loans, of which $5.5 million are located in our New Hanover County market area. The average exposure for these borrowers is approximately $2.1 million with the largest exposure to any one borrower included in our nonaccrual loans being $3.9 million. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating $973,000 on these loans were necessary in addition to $1.1 million of partial charge-offs. Our impairment analysis on the remaining $9.1 million of nonaccrual loans resulted in additional impairment reserves of $695,000 in addition to life-to-date partial charge-offs of $2.3 million.

As of March 31, 2012 we also identified and evaluated $448,000 of potential problem loans, primarily as a result of information regarding possible, although not probable, credit problems of the related borrowers. These loans were performing in accordance with the original terms of the loans as of March 31, 2012. Management considered these loans in assessing the adequacy of our allowance for loan losses.  These loans were represented by two individual loans and borrowers and were secured with commercial real estate.  Of the $1.9 million of potential problem loans as of year-end 2011, the largest loan of $1.4 million is included in our March 31, 2012 nonaccrual loans.

Foreclosed assets increased to $4.1 million from $2.9 million as of year-end 2011. The properties acquired through foreclosure as of March 31, 2012 were comprised of $2.7 million in commercial construction and land development properties, $74,400 in one-to-four family residential properties, and $1.3 million in commercial real-estate properties. The largest of these properties in terms of dollar size is approximately $1.6 million in commercial construction property located in our New Hanover County market area. During the three-month period ended March 31, 2012, sales of six foreclosed properties with a carrying value of approximately $1.0 million were sold resulting in additional net losses of $58,000.  Periodic revaluations during the three-month period ended March 31, 2012 resulted in valuation losses of $38,000.  See Note E to our consolidated financial statements for additional detail regarding loans, nonaccrual loans and credit quality. The following table presents for the dates indicated, information regarding foreclosed assets.

	March 31,
	2012	2011
	(Dollars in thousands)

Foreclosed assets beginning of period	$2,851	$5,296

Loans transferred to foreclosed assets	2,288	419
Improvements to foreclosed assets	-	63
Proceeds from sales, net of selling expenses	(984)	(438)
Net loss on sale of foreclosed assets	(58)	(28)
	4,097	5,312
Valuation allowance for foreclosed assets	(38)	(470)
Foreclosed assets end of period	$4,059	$4,842

Our allowance for loan losses is maintained at a level that our management considers adequate to provide for probable loan losses based on our assessment of various factors affecting our loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. See “Asset Quality and the Allowance for Losses” included in Item 7 of our Annual Report on Form 10-K for additional details regarding the allowance for loan losses.

Our loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.  Net charge-offs were $2.3 million or .47% of average loans for the three-month period ended March 31, 2012 compared to $1.6 million or .32% of average loans for the prior year three-month period. Substantially all of the $2.3 million net charge-offs for the three-month period ended March 31, 2012 were real estate secured loans, with $1.6 million or 68.4% representing properties located in our New Hanover County market and the remaining 31.6% represented by properties located throughout our Wake County markets. Approximately 43.5% of the net charge-offs were for residential real estate property while 54.8% were for commercial real estate property. Our loan loss allowance as a percentage of loans outstanding was 1.89% as of March 31, 2012 and 2.02% as of year-end 2011. The level of the loan loss allowance relative to gross loans declined primarily due to a lower impairment reserve which decreased $1.1 million from year-end 2011.  See Note E and Note F to our consolidated financial statements for additional detail regarding the allowance for loan losses. The following table is a summary of our net charge-offs by major category for the total Bank, New Hanover County and Wake County as of March 31, 2012.

	Net Charge-off Composition for the Year Ended March 31 , 2012
	Total Bank		New Hanover County		Wake County
	Amount	% of Net Charge-offs	Amount	% of Total Bank Net Charge-offs	Amount	% of Total Bank Net Charge-offs
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$833	36.3%	$257	11.2%	$576	25.1%
Commercial construction, all land development and land loans	1,262	55.0%	1,144	49.8%	118	5.1%
Residential properties	166	7.2%	171	7.5%	(5)	-0.2%
Commercial real estate - other	(5)	-0.2%	-	-	(5)	-0.2%
Total real estate secured loans	2,256	98.3%	1,572	68.5%	684	29.8%

Other non-real estate loans:
Commercial and industrial	39	1.7%	(2)	-0.1%	41	1.8%
Total loans held for investment	$2,295	100.0%	$1,570	68.4%	$725	31.6%

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, investment securities and loans classified as held for sale) comprised $153.0 million or 22.9% and $112.3 million or 17.7%, respectively, of our total assets as of March 31, 2012 and year-end 2011.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets.  We are also authorized to borrow from the Federal Reserve Bank’s “discount window.”  As of March 31, 2012, we had pledged specific collateral for potential borrowing of up to $144.8 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase.  As of March 31, 2012, our short-term borrowings consisted of securities sold under agreements to repurchase of $1.0 million and had overnight excess funds of $81.1 million invested in our account at the Federal Reserve.

Total deposits were $599.5 million and $564.4 million, respectively, as of March 31, 2012 and year-end 2011.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 27.0% and 27.5%, respectively, of total deposits as of March 31, 2012 and year-end 2011. Time deposits of $100,000 or more represented 16.5% and 16.2%, respectively, of our total deposits as of March 31, 2012 and year-end 2011.  As of March 31, 2012 and year-end 2011, we had no wholesale brokered certificates of deposit or internet deposits.  Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. We believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that we believe will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate.  We believe our liquidity position as of March 31, 2012 is adequate to meet our operating needs.

Short and long-term borrowings as of March 31, 2012 and year-end 2011 are as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements	$1,045	$73
	$1,045	$73

Long-term borrowings:
FHLB advances	$776	$781
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465
	$27,241	$27,246

A description of the trust preferred securities and related junior subordinated debentures outstanding as of March 31, 2012 and year-end 2011 is as follows:

	March 31, 2012	December 31, 2011	Maturity	Interest
	(Dollars in thousands)		Date	rate
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly
	$15,465	$15,465

A description of the subordinated notes outstanding as of March 31, 2012 and year-end 2011 is as follows:

	March 31, 2012	December 31, 2011	Maturity	Interest
	(Dollars in thousands)		Date	rate
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of March 31, 2012, our equity to assets ratio was 5.84%. The Bank's tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 8.12%, 10.70% and 14.19%, respectively, as of March 31, 2012 compared to 8.37%, 10.43% and 13.87% as of year-end 2011.  As of March 31, 2012, the Bank exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations. Our $11.0 million subordinated notes currently qualify 100% as Tier II capital.  Beginning July 1, 2013 the notes are scheduled for discounting 20% per year when the notes will have a remaining maturity of less than five years. Based on the current economic and regulatory environment, the Bank’s board of directors has decided to maintain a Tier I leverage ratio of 8% or more and a total risk based capital ratio of 12% or more. Our capital does not include any funds from the Capital Purchase Plan of the U.S. Government’s Troubled Asset Relief Program, or TARP.

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

In addition to simulation of net interest income, we utilize a discounted net present value of cash flow analysis called Economic Value of Equity or “EVE”.  This methodology aids management in identifying long-term interest rate risk. Additional discussion of EVE is presented in Item 7, under “Asset/Liability Management” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

(a)
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

NORTH STATE BANCORP

Date: May 14, 2012	By:	/s/ Larry D. Barbour
Larry D. Barbour President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ Kirk A. Whorf
Kirk A. Whorf Executive Vice President and Chief Financial Officer