Form 10-Q
period 2012-06-30
NORTH STATE BANCORP
filed 2012-08-14
CIK 1175029

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to  Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
or
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
Yes     X       No _____

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
Yes _____  No     X

As of August 14, 2012 7,427,976 shares of the registrant’s common stock, no par value per share, were outstanding. The registrant has no other classes of securities outstanding.

NORTH STATE BANCORP
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2012 (unaudited)	December 31, 2011 *
	(Dollars in thousands)

Cash and due from banks	$8,835	$9,826
Interest-earning deposits with banks	40,205	39,547
Investment securities available for sale, at fair value	20,771	12,917
Investment securities held to maturity, at amortized cost	250	250
Loans held for sale	88,188	49,728

Loans	482,825	490,455
Less allowance for loan losses	8,355	9,906
Net loans	474,470	480,549

Accrued interest receivable	1,322	1,441
Stock in the Federal Home Loan Bank of Atlanta, at cost	1,004	1,073
Premises and equipment, net	13,865	14,159
Foreclosed assets	8,084	2,851
Prepaid FDIC insurance	2,391	2,777
Bank owned life insurance	10,335	10,146
Other assets	7,828	7,626

TOTAL ASSETS	$677,548	$632,890

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand	$155,275	$145,185
Savings, money market and NOW	290,345	264,304
Time	162,189	154,950
Total deposits	607,809	564,439

Accrued interest payable	1,090	897
Short-term borrowings	-	73
Long-term borrowings	27,235	27,246
Accrued expenses and other liabilities	1,787	1,246

TOTAL LIABILITIES	637,921	593,901

Commitments

Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; 7,427,976 shares issued and outstanding June 30, 2012 and December 31, 2011	21,729	21,708
Retained earnings	17,882	17,063
Accumulated other comprehensive income	16	218

TOTAL SHAREHOLDERS' EQUITY	39,627	38,989

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$677,548	$632,890

* Derived from audited consolidated financial statements.

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans	$5,810	$6,156	$11,945	$12,816
Loans held for sale	663	272	893	546
Investments	58	242	109	347
Dividends and interest-earning deposits	63	64	97	105
Total interest income	6,594	6,734	13,044	13,814

INTEREST EXPENSE
Savings, money market and NOW	307	401	640	881
Time deposits	518	717	1,056	1,487
Short-term borrowings	-	1	-	2
Long-term borrowings	244	230	484	461
Total interest expense	1,069	1,349	2,180	2,831

Net interest income	5,525	5,385	10,864	10,983

PROVISION FOR LOAN LOSSES	1,363	1,418	2,894	2,433

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,162	3,967	7,970	8,550

NON-INTEREST INCOME
Merchant and other loan fees	37	27	90	53
Service charges and fees on deposits	98	98	196	196
Gain on sale of investment securities	-	329	106	329
Fees from mortgage operations	1,544	536	2,488	1,033
Fees from wealth management services	80	135	147	221
Income from bank owned life insurance	92	-	189	-
Other	59	40	111	76
Total non-interest income	1,910	1,165	3,327	1,908

NON-INTEREST EXPENSE
Salaries and employee benefits	2,773	2,266	5,386	4,569
Occupancy and equipment	692	702	1,348	1,405
Professional fees	89	86	185	168
Advertising and promotion	23	33	44	62
Data processing and other outsourced services	531	443	1,032	913
FDIC insurance	198	358	395	690
Net cost of foreclosed assets	100	561	242	1,052
Telecommunications	92	70	165	142
Mortgage processing costs	68	20	149	81
Other	626	411	1,166	870
Total non-interest expense	5,192	4,950	10,112	9,952

INCOME BEFORE INCOME TAXES	880	182	1,185	506

INCOME TAXES	297	71	366	192

NET INCOME	$583	$111	$819	$314

NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.01	$0.11	$0.04
Diluted	$0.08	$0.01	$0.11	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,427,976	7,427,976	7,427,976	7,427,976
Diluted	7,427,976	7,431,682	7,427,976	7,432,884

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Net income	$583	$111	$819	$314

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(24)	792	(226)	762
Tax effect	9	(305)	89	(294)
Reclassification of net gain recognized in net income	-	(329)	(106)	(329)
Tax effect	-	127	41	127
Total other comprehensive income (loss)	(15)	285	(202)	266

Comprehensive income	$568	$396	$617	$580

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
	(Dollars in thousands)

Balance as of December 31, 2010	7,427,976	$21,636	$15,926	$(60)	$37,502
Net income	-	-	314	-	314
Other comprehensive income, net of tax	-	-	-	266	266
Stock based compensation	-	50	-	-	50

Balance as of June 30, 2011	7,427,976	$21,686	$16,240	$206	$38,132

Balance as of December 31, 2011	7,427,976	$21,708	$17,063	$218	$38,989
Net income	-	-	819	-	819
Other comprehensive loss, net of tax	-	-	-	(202)	(202)
Stock based compensation	-	21	-	-	21

Balance as of June 30, 2012	7,427,976	$21,729	$17,882	$16	$39,627

See accompanying notes.

NORTH STATE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$819	$314
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,894	2,433
Depreciation and amortization	411	453
Net amortization of premiums and discounts on investment securities	93	1
Originations of mortgage loans held for sale	(288,232)	(157,799)
Proceeds from sales of mortgage loans held for sale	248,863	161,757
Net realized gains on sale of investment securities available for sale	(106)	(329)
Income from bank owned life insurance	(189)	-
Loss on sale of foreclosed assets	92	67
Provision for foreclosed assets	38	957
Stock based compensation	21	50
Changes in assets and liabilities:
Decrease in other assets	1,223	723
Decrease in accrued interest receivable	119	230
Increase (decrease) in accrued expenses and other liabilities	541	(246)
Increase in accrued interest payable	193	127
Net cash provided (used) by operating activities	(33,220)	8,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in certificates of deposit with banks	-	(537)
Proceeds from sales of investment securities available for sale	9,209	17,785
Proceeds from maturities and repayments of investment securities available for sale	2,592	7,876
Purchases of investment securities available for sale	(19,974)	(32,677)
Sale of Federal Home Loan Bank stock	69	46
Net decrease (increase) in loans	(3,745)	13,510
Purchases of premises and equipment	(117)	(139)
Proceeds from sales of foreclosed assets	1,567	2,090
Capital expenditures on foreclosed assets	-	(71)
Net cash provided (used) by investing activities	(10,399)	7,883

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings	(73)	(154)
Repayments on long-term borrowings	(11)	(11)
Net increase in deposit accounts	43,370	4,126
Net cash provided by financing activities	43,286	3,961

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(333)	20,582

CASH AND CASH EQUIVALENTS, BEGINNING	49,373	49,833

CASH AND CASH EQUIVALENTS, ENDING	$49,040	$70,415

See accompanying notes.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2012 and December 31, 2011 and for the three and six-month periods ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts and transactions of North State Bancorp (the “Company”) and its wholly-owned subsidiary, North State Bank (the “Bank”).

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

All significant intercompany transactions and balances are eliminated in consolidation.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period.  Actual results could differ from those estimates. Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

ASU No. 2011-11, amendments to ASC 210-20, Balance Sheet: Disclosures about Offsetting Assets and Liabilities, was issued by FASB during the quarter ended December 2011.  The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  This information is intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights to setoff associated with certain financial instruments and derivative instruments in the scope of this update. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, cash flows or consolidated financial statements.

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C - INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of securities available for sale and securities held to maturity with gross unrealized gains and losses, follows:

	As of June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$20,745	$123	$97	$20,771
Total securities available for sale	$20,745	$123	$97	$20,771

Securities held to maturity:
Corporate securities	$250	$-	$49	$201
Total securities held to maturity	$250	$-	$49	$201

	As of December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$12,559	$358	$-	12,917
Total securities available for sale	$12,559	$358	$-	$12,917

Securities held to maturity:
Corporate securities	$250	$-	$49	$201
Total securities held to maturity	$250	$-	$49	$201

The following table shows as of June 30, 2012 and 2011 gross unrealized losses on and fair values of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the Company’s intent and ability to hold its securities to maturity.  Unrealized losses on available for sale securities as of June 30, 2012 relate to four government-sponsored residential mortgage-backed securities. All four of these securities had been in a loss position for less than 12 months. As of December 31, 2011, the Company did not hold any available for sale securities with unrealized losses. The unrealized losses on held to maturity securities as of June 30, 2012 and December 31, 2011 relate to one corporate security. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. Since the Company does not intend to sell the impaired corporate bond prior to recovery and it is more likely than not the Company will not be required to sell this imparied security prior to recovery, it is not deemed to be other than temporarily impaired.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C - INVESTMENT SECURITIES (Continued)

	As of June 30, 2012
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage- backed securities	$10,965	$97	$-	$-	$10,965	$97
Total securities available for sale	$10,965	$97	$-	$-	$10,965	$97

Securities held to maturity:
Corporate securities	$-	$-	$201	$49	$201	$49
Total securities held to maturity	$-	$-	$201	$49	$201	$49

	As of December 31, 2011
	Less than 12 months		12 months of more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities held to maturity:
Corporate securities	$-	$-	$201	$49	$201	$49
Total securities held to maturity	$-	$-	$201	$49	$201	$49

The amortized cost and fair values of securities available for sale and securities held to maturity as of June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2012
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities
Due after ten years	$20,745	$20,771
	$20,745	$20,771

Securities held to maturity:
Corporate securities
Due after five but within ten years	$250	$201
	$250	$201

Securities with a carrying value of $3.4 million and $1.7 million as of June 30, 2012 and December 31, 2011, respectively, were pledged to secure securities sold under agreements to repurchase and public deposits.

During the six-month period ended June 30, 2012, proceeds from the sales of investment securities of $9.2 million resulted in gross gains of $106,000. There were no security sales during the three-month period ended June 30, 2012.  During the three and six-month periods ended June 30, 2011, proceeds from the sales of investment securities of $17.8 million resulted in gross gains of $329,000.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE D - COMMITMENTS

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of June 30, 2012 is as follows:

June 30, 2012
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$32,660
Other commitments to extend credit	14,189
Letters of credit	1,221
Commitments to originate mortgage loans, fixed and variable	132,126
$180,196

NOTE E - LOANS

The following is a summary of loans segregated by loan category:

	June 30, 2012		December 31, 2011
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$22,419	4.6%	$27,323	5.6%
Commercial construction, all land development and land loans	44,355	9.2%	47,524	9.7%
Residential properties	100,370	20.8%	104,561	21.3%
Residential mortgage (1)	63,816	13.2%	40,494	8.3%
Commercial real estate - other	210,977	43.7%	228,256	46.5%
Total real estate secured loans	441,937	91.5%	448,158	91.4%

Other non-real estate loans:
Commercial and industrial	37,178	7.7%	38,435	7.8%
Consumer and other	3,710	0.8%	3,862	0.8%
Total loans held for investment	$482,825	100.0%	$490,455	100.0%

Single-family residential mortgages held for sale	$88,188		$49,728

(1)  Single-family residential mortgages originated through NSB Mortgage held for investment.

Included in the table above are net unamortized loan costs of $984,000 and $500,000 as of June 30, 2012 and December 31, 2011, respectively. Loans are primarily funded in Wake County and New Hanover County in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by local economic conditions. Commercial construction and land development loans decreased $3.2 million from year-end 2011 as loans were paid off, charged-off or completed and moved to longer-term financing. Other non-construction commercial real-estate secured loans also decreased $17.3 million from year-end 2011, as new commercial real estate lending remained slow. Retained residential mortgages originated through NSB Mortgage increased $22.9 million over year-end 2011.

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

Residential mortgage
Residential mortgage loans represent single-family mortgage loans originated through NSB Mortgage and selected by the Company to be retained in its portfolio. These loans are subject to strict underwriting standards which are at a minimum per the Federal Home Loan Mortgage Corporation (“FREDDIE MAC”) guidelines and typically have terms within 10 to 15 years with moderate loan-to-value ratios, typically less than 70% and with credit scores typically exceeding 740.

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

The Company also originates single-family, residential mortgage loans have that have been approved by secondary investors which are included on the consolidated balance sheet under the caption “loans held for sale.” The Company recognizes certain origination and service release fees from sale, which are included in non-interest income on the consolidated statements of operations. As of June 30, 2012 and December 31, 2011, mortgage loans held for sale were $88.2 million and $49.7 million, respectively.

Nonperforming assets
Nonperforming assets include nonaccrual loans, troubled debt restructured loans, or “TDR” (nonaccrual and accrual), and foreclosed assets.

Nonaccrual loans
Nonaccrual loans as of June 30, 2012 were $17.0 million compared to $24.0 million as of December 31, 2011. For all classes of loans, loans are classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are current or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt (as determined by the contractual terms of the note). Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms.

Past due loans
An age analysis of past due loans segregated by loan class as of June 30, 2012 and December 31, 2011 are as follows:

	As of June 30, 2012
	30 - 89 Days Past Due (1)	Over 90 Days (2)	Total Past Due	Current (3)	Total Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$417	$1,758	$2,175	$20,244	$22,419	$-
Commercial construction, all land development and land loans	156	6,038	6,194	38,161	44,355	-
Residential properties	1,217	1,558	2,775	97,595	100,370	200
Residential mortgage (4)	-	-	-	63,816	63,816	-
Commercial real estate - other	821	1,643	2,464	208,513	210,977	-
Total real estate secured loans	2,611	10,997	13,608	428,329	441,937	200

Other non-real estate loans:
Commercial and industrial	20	309	329	36,849	37,178	-
Consumer and other	35	-	35	3,675	3,710	-
Total loans held for investment	$2,666	$11,306	$13,972	$468,853	$482,825	$200

(1)	Total loans past due 30 - 89 days includes two residential real estate loans totaling approximately $637,000 and one commercial real estate loan for approximately $329,000.
(2)	All in nonaccrual status.
(3)
Includes $3.2 million residential construction, $297,000 commercial construction, $588,000 residential properties and $632,000 commercialreal estate nonaccrual loans and two potential problem loans totaling approximately $568,000 for commercial and residential real estate.

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

Information regarding impaired loans segregated by loan class as of and for the three and six months ended June 30, 2012 and 2011 and as of and for the year ended December 31, 2011 is as follows.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

	As of June 30, 2012				For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Unpaid Principal Balance	Partial Charge-offs	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Impaired with no related allowance recorded:
Real estate secured loans:
Residential construction	$7,466	$(263)	$7,203	$-	$4,381	$124	$3,763	$141
Commercial construction, all land development and land loans	10,214	(1,923)	8,291	-	9,131	27	8,948	51
Residential properties	6,072	(470)	5,602	-	5,375	41	4,078	58
Commercial real estate - other	5,796	(1,075)	4,721	-	4,499	26	4,279	58
Total real estate secured loans	29,548	(3,731)	25,817	-	23,386	218	21,068	308

Other non-real estate loans:
Commercial and industrial	509	(200)	309	-	442	-	460	-
Consumer and other	11	-	11	-	12	-	12	-
Total loans held for investment	$30,068	$(3,931)	$26,137	$-	$23,840	$218	$21,540	$308

Impaired with a related allowance recorded:
Real estate secured loans:
Residential construction	$3,196	$-	$3,196	$473	$3,208	$-	$2,142	$-
Commercial construction, all land development and land loans	353	-	353	118	354	-	255	-
Residential properties	61	-	61	17	62	-	63	-
Commercial real estate - other	617	-	617	211	616	-	618	-
Total real estate secured loans	$4,227	$-	$4,227	$819	$4,240	$-	$3,078	$-

Total impaired
Commercial	$17,489	$(3,198)	$14,291	$329	$15,042	$53	$14,560	$109
Residential	16,795	(733)	16,062	490	13,026	165	10,046	199
Consumer	11	-	11	-	12	-	12	-
Total	$34,295	$(3,931)	$30,364	$819	$28,080	$218	$24,618	$308

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

	As of June 30, 2011				For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Unpaid Principal Balance	Partial Charge-offs	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Impaired with no related allowance recorded:
Real estate secured loans:
Residential construction	$7,199	$(241)	$6,958	$-	$7,126	$14	$6,482	$41
Commercial construction, all land development and land loans	6,738	(349)	6,389	-	6,389	3	5,667	33
Residential properties	4,616	(1,341)	3,275	-	3,396	6	3,183	31
Commercial real estate - other	4,802	(195)	4,607	-	4,513	32	4,537	73
Total real estate secured loans	23,355	(2,126)	21,229	-	21,424	55	19,869	178

Other non-real estate loans:
Commercial and industrial	448	(284)	164	-	275	2	406	3
Consumer and other	45	(14)	31	-	35	1	32	1
Total loans held for investment	$23,848	$(2,424)	$21,424	$-	$21,734	$58	$20,307	$182

Impaired with a related allowance recorded:
Real estate secured loans:
Residential construction	$3,684	$-	$3,684	$92	$3,684	$-	$2,756	$-
Commercial construction, all land development and land loans	4,393	(35)	4,358	740	4,081	-	4,016	-
Residential properties	1,362	-	1,362	341	1,181	-	868	-
Commercial real estate - other	3,035	(804)	2,231	861	2,218	-	2,006	-
Total real estate secured loans	12,474	(839)	11,635	2,034	11,164	-	9,646	-

Other non-real estate loans:
Commercial and industrial	784	-	784	300	784	-	707	-
Consumer and other	45	-	45	45	45	-	37	-
Total loans held for investment	$13,303	$(839)	$12,464	$2,379	$11,993	$-	$10,390	$-

Total impaired
Commercial	$20,200	$(1,667)	$18,533	$1,901	$18,260	$37	$17,339	$109
Residential	16,861	(1,582)	15,279	433	15,387	20	13,289	72
Consumer	90	(14)	76	45	80	1	69	1
Total	$37,151	$(3,263)	$33,888	$2,379	$33,727	$58	$30,697	$182

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

	As of December 31, 2011				For the year ended December 31, 2011
	Unpaid Principal Balance	Partial Charge-offs	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired with no related allowance recorded:
Real estate secured loans:
Residential construction	$5,789	$(1,166)	$4,636	$-	$7,183	$131
Commercial construction, all land development and land loans	8,680	(1,666)	7,030	-	6,207	158
Residential properties	6,517	(2,161)	4,359	-	4,303	83
Commercial real estate - other	6,686	(2,445)	4,250	-	5,128	153
Total real estate secured loans	27,672	(7,438)	20,275	-	22,821	525

Other non-real estate loans:
Commercial and industrial	593	(574)	20	-	231	4
Consumer and other	-	-	-	-	13	1
Total	$28,265	$(8,012)	$20,295	$-	$23,065	$530

Impaired with a related allowance recorded:
Real estate secured loans:
Residential construction	$7,543	$(72)	$7,475	$756	$3,513	$79
Commercial construction, all land development and land loans	6,230	(379)	5,851	1,370	4,539	14
Residential properties	66	-	66	17	69	-
Commercial real estate - other	621	-	621	211	623	-
Total real estate secured loans	14,460	(451)	14,013	2,354	8,744	93

Other non-real estate loans:
Commercial and industrial	461	-	461	200	422	-
Consumer and other	-	-	-	-	-	-
Total	$14,921	$(451)	$14,474	$2,554	$9,166	$93

Total impaired:
Commercial	$23,271	$(5,064)	$18,233	$1,781	$17,150	$329
Residential	19,915	(3,399)	16,536	773	15,068	293
Consumer	-	-	-	-	13	1
Total	$43,186	$(8,463)	$34,769	$2,554	$32,231	$623

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

Total impaired loans as of June 30, 2012 include $13.4 million of restructured but still accruing loans and $11.8 million of restructured nonaccrual loans. Nonaccrual TDRs are up $1.2 million over year-end 2011.  Approximately $3.3 million of accruing TDRs as of year-end 2011 declined to nonaccrual status as of June 30, 2012. In total, TDRs represent $25.2 million of June 30, 2012 impaired loans. The loans were restructured for various concessions due to financial difficulties of the borrower such as forgiveness of accrued interest, below market interest rate or extended payment terms. In addition, there were two potential problem loans outstanding as of June 30, 2012 with combined loan balances of $568,000 secured by commercial and residential real estate.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

The determination for the potential problem loans primarily was the result of information regarding possible, although not probable, credit problems of the related borrowers. Potential problem loans are not included in the table above. Although these loans are not currently impaired, they have been considered by management in assessing the adequacy of its allowance for loan losses as of June 30, 2012 and no specific reserves were allocated for these loans.  Both potential problem loans were past due as of June 30, 2012.  Of the $1.9 million potential problem loans as of year-end 2011, the largest loan of $1.4 million was downgraded to nonaccrual status as of June 30, 2012.

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

Information regarding the Company’s credit risk by internally assigned risk grades as of June 30, 2012 and December 31, 2011 follows:

	As of June 30, 2012
	Real Estate Loans					Non-Real Estate Loans
	Construction		Residential	Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Mortgage (1)	Commercial	Industrial	Other	Total
	(Dollars in thousands)

Pass	$9,124	$30,690	$82,504	$63,816	$191,264	$34,017	$3,466	$414,881
Special mention	4,696	4,667	8,492	-	13,765	2,806	244	34,670
Substandard accruing	3,645	2,663	6,591	-	3,344	46	-	16,289
Substandard nonaccruing	4,954	6,335	2,783	-	2,604	309	-	16,985
Total by exposure	$22,419	$44,355	$100,370	$63,816	$210,977	$37,178	$3,710	$482,825

(1) Single-family residential mortgages originated through NSB Mortgage, held for investment.

	As of December 31, 2011
	Real Estate Loans					Non-Real Estate Loans
	Construction		Residential	Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Mortgage (1)	Commercial	Industrial	Other	Total
	(Dollars in thousands)

Pass	$7,048	$28,632	$85,956	$39,829	$210,446	$35,301	$3,848	$411,060
Special mention	4,410	4,489	8,378	-	12,098	2,509	14	31,898
Substandard accruing	6,858	3,920	8,541	-	3,862	161	-	23,342
Substandard nonaccruing	9,007	10,252	2,351	-	1,850	464	-	23,924
Doubtful	-	231	-	-	-	-	-	231
Loss	-	-	-	-	-	-	-	-
Total by exposure	$27,323	$47,524	$105,226	$39,829	$228,256	$38,435	$3,862	$490,455

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

For the three and six-months ended June 30, 2012, the following table presents a breakdown of the types of concessions made by loan class. TDR below market interest rate concessions may also have had an extension of term granted as well.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

	Troubled Debt Restructured Loans
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Below market interest rate:
Real estate secured loans:
Residential properties	1	$1,754	$1,754	1	$1,754	$1,754

Extended payment terms:
Real estate secured loans:
Residential construction	-	-	-	1	1,356	1,341

Total troubled debt restructured loans	1	$1,754	$1,754	2	$3,110	$3,095

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default where payment under the modified terms had been 30 days or more past due at any month end during the three and six-months ended June 30, 2012.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – LOANS (Continued)

	Troubled Debt Restructured Loans
	Three Months ended June 30, 2012		Six Months ended June 30, 2012
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate:
Real estate secured loans:
Commercial construction, all land development and land loans	1	$2,023	1	$2,023
Residential properties	1	198	1	198
Commercial real estate - other	1	632	1	632
Total real estate secured loans	3	2,853	3	2,853

Extended payment terms:
Real estate secured loans:
Residential construction	3	3,196	4	4,408
Commercial construction, all land development and land loans	1	297	1	297
Residential properties	2	412	2	412
Total real estate secured loans	6	3,905	7	5,117

Below market rate and extended payment terms:
Real estate secured loans:
Residential properties	1	439	1	439
Commercial real estate - other	1	329	1	329
Total real estate secured loans	2	768	2	768

Refinace for interest carry and cash out:
Real estate secured loans:
Residential properties	1	309	1	309
Total real estate secured loans	1	309	1	309

Total troubled debt restructured loans	12	$7,835	13	$9,047

The following table presents the successes and failures of the types of modifications within the previous 12 months as of
June 30, 2012.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)

Below market interest rate	-	$-	-	$-	2	$830	1	$2,023
Extended payment terms	-	-	-	-	5	3,664	2	$1,453
Below market rate and extended payment terms	-	-	-	-	3	1,077	-	-
Refinace for interest carry and cash out	-	-	1	288	-	-	-	-
Total	-	$-	1	$288	10	$5,571	3	$3,476

NOTE F - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense for estimated loan losses inherent in the loan portfolio.  The allowance is maintained at a level which management considers adequate to provide for probable loan losses based on its assessment of various factors affecting the loan portfolio. Overall, the allowance for loan losses declined $1.6 million from the 2011 year-end amount of $9.9 million.  Impairment reserves decreased $2.0 million while the general reserve increased approximately $478,000 over year-end 2011 primarily due to a higher potential charge-off rate applied to the general commercial loan portfolio.  The allowance for loan losses as a percentage of loans outstanding decreased to 1.73% as of June 30, 2012 from 2.02% from year-end 2011 due to $4.4 million in net charge-offs and fewer impairment reserves. Additional information regarding the Company’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note B- Summary of Significant Accounting Policies of  the financial statements contained in the Company’s 2011 Annual Report on Form 10-K.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE F - ALLOWANCE FOR LOAN LOSSES (Continued)

The table below details activity in the allowance for probable loan losses by segregated loan category for the three and six-months ended June 30, 2012 and 2011.  Allocation of a portion of the allowance to one class of loan does not preclude its availability to absorb losses in other classes.

	For the Three Months Ended June 30, 2012
	Real Estate Loans					Non-Real Estate Loans
	Construction		Residential	Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Mortgage (1)	Commercial	Industrial	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,237	$2,316	$1,547	$51	$3,213	$739	$39	$9,142
Charge-offs	(669)	(1,224)	(81)	-	-	(265)	(11)	(2,250)
Recoveries	11	10	27	-	11	40	1	100
Provision	456	755	12	13	20	98	9	1,363
Ending balance	$1,035	$1,857	$1,505	$64	$3,244	$612	$38	$8,355

Ending balance, individually evaluated for impairment	$473	$118	$17	$-	$211	$-	$-	$819

Ending balance, collectively evaluated for impairment	$562	$1,739	$1,488	$64	$3,033	$612	$38	$7,536

Loans:
Ending balance	$22,419	$44,355	$100,370	$63,816	$210,977	$37,178	$3,710	$482,825
Ending balance, individually evaluated for impairment	$10,399	$8,644	$5,663	$-	$5,338	$309	$11	$30,364
Ending balance, collectively evaluated for impairment	$12,020	$35,711	$94,707	$63,816	$205,639	$36,869	$3,699	$452,461

(1)	Single-family residential mortgages originated through NSB Mortgage, held for investment.

	For the Six Months Ended June 30, 2012
	Real Estate Loans					Non-Real Estate Loans
	Construction		Residential	Residential		Commercial &	Consumer &
	Residential	Commercial	Properties	Mortgage (1)	Commercial	Industrial	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,497	$2,783	$1,608	$40	$3,179	$763	$36	$9,906
Charge-offs	(1,508)	(2,503)	(255)	-	-	(306)	(11)	(4,583)
Recoveries	17	27	35	-	16	42	1	138
Provision	1,029	1,550	117	24	49	113	12	2,894
Ending balance	$1,035	$1,857	$1,505	$64	$3,244	$612	$38	$8,355

Ending balance, individually evaluated for impairment	$473	$118	$17	$-	$211	$-	$-	$819

Ending balance, collectively evaluated for impairment	$562	$1,739	$1,488	$64	$3,033	$612	$38	$7,536

Loans:
Ending balance	$22,419	$44,355	$100,370	$63,816	$210,977	$37,178	$3,710	$482,825
Ending balance, individually evaluated for impairment	$10,399	$8,644	$5,663	$-	$5,338	$309	$11	$30,364
Ending balance, collectively evaluated for impairment	$12,020	$35,711	$94,707	$63,816	$205,639	$36,869	$3,699	$452,461

(1)	Single-family residential mortgages originated through NSB Mortgage, held for investment.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE F - ALLOWANCE FOR LOAN LOSSES (Continued)

	For the Three Months Ended June 30, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,224	$2,152	$2,016	$2,610	$1,269	$72	$3	$9,346
Charge-offs	(46)	-	(469)	(141)	(190)	-	-	(846)
Recoveries	18	-	-	5	2	1	-	26
Provision	(225)	836	470	479	(137)	(5)	-	1,418
Ending balance	$971	$2,988	$2,017	$2,953	$944	$68	$3	$9,944

Ending balance, individually evaluated for impairment	$92	$740	$341	$861	$300	$45	$-	$2,379

Ending balance, collectively evaluated for impairment	$879	$2,248	$1,676	$2,092	$644	$23	$3	$7,565

Loans:
Ending balance	$37,036	$76,627	$121,485	$207,159	$37,127	$2,905	$382	$482,721
Ending balance, individually evaluated for impairment	$10,642	$10,747	$4,637	$6,838	$948	$76	$-	$33,888
Ending balance, collectively evaluated for impairment	$26,394	$65,880	$116,848	$200,321	$36,179	$2,829	$382	$448,833

	For the Six Months Ended June 30, 2011
	Real Estate Loans				Non-Real Estate Loans
	Construction				Commercial &
	Residential	Commercial	Residential	Commercial	Industrial	Consumer	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,475	$2,269	$2,339	$2,464	$1,354	$30	$4	$9,935
Charge-offs	(164)	(96)	(1,342)	(609)	(367)	(11)	-	(2,589)
Recoveries	30	-	1	16	90	28	-	165
Provision	(370)	815	1,019	1,082	(133)	21	(1)	2,433
Ending balance	$971	$2,988	$2,017	$2,953	$944	$68	$3	$9,944

Ending balance, individually evaluated for impairment	$92	$740	$341	$861	$300	$45	$-	$2,379

Ending balance, collectively evaluated for impairment	$879	$2,248	$1,676	$2,092	$644	$23	$3	$7,565

Loans:
Ending balance	$37,036	$76,627	$121,485	$207,159	$37,127	$2,905	$382	$482,721
Ending balance, individually evaluated for impairment	$10,642	$10,747	$4,637	$6,838	$948	$76	$-	$33,888
Ending balance, collectively evaluated for impairment	$26,394	$65,880	$116,848	$200,321	$36,179	$2,829	$382	$448,833

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE G – NET INCOME PER SHARE (Continued)

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average number of common shares used incomputing basic net income per share	7,427,976	7,427,976	7,427,976	7,427,976

Effect of dilutive stock options	-	3,706	-	4,908
Weighted average number of common shares and dilutive potential shares used in computing diluted net income per share	7,427,976	7,431,682	7,427,976	7,432,884

Due to the exercise price exceeding the average market price, the following anti-dilutive shares were excluded from the calculation of total dilutive weighted average shares. Anti-dilutive shares for the three and six-months ended June 30, 2012 were 118,752 and 115,787 for the corresponding prior year periods.

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

·
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies,  including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or brokered tradedtransactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

Mortgage Banking Activity
The Company enters into written loan commitments and commitments to sell mortgages. Changes in the written loan commitments subjected to recurring fair value adjustments are affected by the changes in the balances of locked mortgage loan commitments, changes in the fall out rates and changes in the prevailing secondary market prices for like-kind mortgage loans. The fall out rate measures the likelihood that an interest rate lock commitment will ultimately not become a closed loan held for sale. Factors contributing to the fall out rate include changes in prevailing interest rates from the time of the interest rate lock commitment as well as other factors such as lower than anticipated appraised values. As of June 30, 2012 the fall out rate averaged 32.5%.   As of June 30, 2012, the amount of fair value associated with these written loan commitments was $918,000, which was included in other assets.  As of December 31, 2011, fall out rates averaged 33.6% and the amount of fair value associated with written loan commitments was $946,000. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of originations costs, and changes in loan pricing between the commitment date and period end, typically month end. The fair value of forward sales commitments is based on changes in loan pricing between the commitment date and period end. The commitments to sell mortgages are generally equal and offsetting to the interest rate lock commitment, both of whose fair values are deemed to be immaterial as of June 30, 2012 and December 31, 2011.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures the impairment in accordance with accounting standards. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2012, the majority of the Company’s impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or discounts applied to current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value due to factors such as current market price corrections, the number of qualifying buyers available, or the level of inventory of like property and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. The unobservable inputs include collateral discounts in a range of 5 – 40% of appraised value. The valuation techniques for the level 3 impaired loans are consistent with techniques used in prior periods.

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - FAIR VALUE MEASUREMENTS (Continued)

	As of June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$20,771	$-	$20,771	$-
Written loan commitments	918	-	-	918
Total	$21,689	$-	$20,771	$918

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$12,917	$-	$12,917	$-
Written loan commitments	946	-	-	946
Total	$13,863	$-	$12,917	$946

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six-month periods ended June 30, 2012 and 2011.

	Written Loan Commitments
	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$530	$463	$946	$411
Gains (losses) included in other income	388	93	(28)	93
Balance, end of period	$918	$41	$918	$504

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - FAIR VALUE MEASUREMENTS (Continued)

	As of June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$10,036	$-	$152	$9,884
Foreclosed assets	$8,084	$-	$151	$7,933

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Impaired loans	$16,309	$-	$4,348	$11,961
Foreclosed assets	$2,851	$-	$562	$2,289

As of June 30, 2012, all level 2 nonrecurring impaired loans and foreclosed assets have sales contracts or commitments to purchase. No further market driven discounts were applied to the December 31, 2011 impaired loans that required transfers between Level 2 and Level 3 as of June 30, 2012 other than one foreclosed property for $25,000 which was transferred to Level 3 as of June 30, 2012, which the Company considers as immaterial.

Financial Assets and Liabilities Disclosed, but Not Carried, at Fair Value in Financial Statements

Financial instruments include cash and due from banks, interest-bearing deposits with banks, investments, accrued interest, loans, written loan commitments, deposit accounts and borrowings. The Company has recorded certain assets at fair value as required by accounting standards on the proper disclosure of fair value of financial instruments. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Loans and Loans Held for Sale
The fair value of loans is based on estimated cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, less a credit component and are carried at Level 3 of the hierarchy. The fair value of impaired loans measured on a nonrecurring basis are determined internally utilizing one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. A portion of the Company’s June 30, 2012 impaired loans was evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2 of the hierarchy. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a nonrecurring Level 3. The carrying amount of loans held for sale is a reasonable estimate of fair value since they will be sold in a short period and are carried at Level 3 of the hierarchy. This does not include consideration of liquidity that market participants would use to value such loans.

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

The following table presents the carrying value and estimated fair value of the Company's financial assets and liabilities disclosed, but not carried, at fair value as of June 30, 2012 and the level within the fair value hierarchy at which such financial instruments are measured on a recurring and non-recurring basis.

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - FAIR VALUE MEASUREMENTS (Continued)

Financial Assets and Liabilities Disclosed, but Not Carried, at Fair Value in Financial Statements (Continued)

	June 30, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$8,835	$8,835	$8,835	$-	$-
Interest-earning deposits with banks	40,205	40,205	40,205	-	-
Investment securities available for sale	20,771	20,771	-	20,771	-
Investment securities held to maturity	250	201	-	-	201
Loans held for sale	88,188	88,188	-	-	88,188
Loans, net	474,470	478,239	-	152	478,087
Accrued interest receivable	1,322	1,322	-	-	1,322
Stock in the Federal Home Loan Bank	1,004	1,004	-	1,004	-
Written loan commitments	918	918	-	-	918

Financial liabilities:
Deposits	$607,809	$608,590	$-	$-	$608,590
Long-term borrowings	27,235	27,318	-	-	27,318
Accrued interest payable	1,090	1,090	-	-	1,090

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

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments, the Bank, NSB Mortgage and the parent Company.  The Bank is engaged in general commercial and retail banking in central and coastal North Carolina.  The Bank operates six full-service banking offices located in Wake County, one full-service office in Wilmington, New Hanover County, North Carolina and a mortgage loan office in Chapel Hill, North Carolina.  NSB Mortgage, a division of the Bank, originates and sells and to a limited extent retains single-family residential first mortgage loans. The remaining segment consists of activities of the parent Company. Eliminations necessary to accurately report the operations of the Company are also included. The tables below present segment reporting disclosure as of June 30, 2012 and December 31, 2011and for the three and six-month periods ended June 30, 2012 and 2011.

	As of June 30, 2012
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total assets	$523,781	$153,212	$55,117	$(54,562)	$677,548
Net loans	410,654	63,816	-	-	474,470
Loans held for sale	-	88,188	-	-	88,188
Goodwill	-	141	-	-	141

	As of December 31, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total assets	$541,014	$91,172	$54,480	$(53,776)	$632,890
Net loans	440,055	40,494	-	-	480,549
Loans held for sale	-	49,728	-	-	49,728
Goodwill	-	141	-	-	141

	For the Three Months Ended June 30, 2012
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$5,463	$1,128	$6	$(3)	$6,594
Total interest expense	959	-	113	(3)	1,069
Net interest income (loss)	4,504	1,128	(107)	-	5,525
Provision for loan losses	1,363	-	-	-	1,363
Net interest income (loss) after provision for loan losses	3,141	1,128	(107)	-	4,162
Noninterest income	361	1,549	706	(706)	1,910
Noninterest expense	4,005	1,107	80	-	5,192
Income (loss) before income taxes	(503)	1,570	519	(706)	880
Income taxes	(147)	508	(64)	-	297
Net income (loss)	$(356)	$1,062	$583	$(706)	$583

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – BUSINESS SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2012
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$11,281	$1,757	$13	$(7)	$13,044
Total interest expense	1,959	-	228	(7)	2,180
Net interest income (loss)	9,322	1,757	(215)	-	10,864
Provision for loan losses	2,894	-	-	-	2,894
Net interest income (loss) after provision for loan losses	6,428	1,757	(215)	-	7,970
Noninterest income	835	2,492	1,053	(1,053)	3,327
Noninterest expense	7,810	2,163	139	-	10,112
Income (loss) before income taxes	(547)	2,086	699	(1,053)	1,185
Income taxes	(173)	659	(120)	-	366
Net income (loss)	$(374)	$1,427	$819	$(1,053)	$819

	For the Three Months Ended June 30, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$6,353	$377	$8	$(4)	$6,734
Total interest expense	1,246	-	107	(4)	1,349
Net interest income (loss)	5,107	377	(99)	-	5,385
Provision for loan losses	1,418	-	-	-	1,418
Net interest income (loss) after provision for loan losses	3,689	377	(99)	-	3,967
Noninterest income	625	540	250	(250)	1,165
Noninterest expense	4,249	590	111	-	4,950
Income (loss) before income taxes	65	327	40	(250)	182
Income taxes	25	117	(71)	-	71
Net income (loss)	$40	$210	$111	$(250)	$111

NORTH STATE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – BUSINESS SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2011
	Bank	NSB Mortgage	Parent Company	Eliminations	Total Company
	(Dollars in thousands)

Total interest income	$13,065	$742	$15	$(8)	$13,814
Total interest expense	2,621	-	218	(8)	2,831
Net interest income (loss)	10,444	742	(203)	-	10,983
Provision for loan losses	2,433	-	-	-	2,433
Net interest income (loss) after provision for loan losses	8,011	742	(203)	-	8,550
Noninterest income	865	1,043	550	(550)	1,908
Noninterest expense	8,450	1,349	153	-	9,952
Income (loss) before income taxes	426	436	194	(550)	506
Income taxes	155	157	(120)	-	192
Net income (loss)	$271	$279	$314	$(550)	$314

NOTE J – SUBSEQUENT EVENTS

On July 18, 2012, the Bank entered into two agreements with Larry D. Barbour, President and Chief Executive Officer of the Company and the Bank.  Both agreements were effective as of July 1, 2012.

Pursuant to the terms of a Separation Benefit Agreement, upon Mr. Barbour’s “separation form service” for any reason other than death, the Bank will pay to Mr. Barbour or his beneficiary $75,000 on the seventh month following the date of separation of service and thereafter will pay Mr. Barbour $12,500 monthly, up to an aggregate maximum of $2,250,000, if fully vested.  The separation benefit vests monthly over 72 months beginning on July 31, 2012.

Pursuant to the terms of a Second Amendment to Agreement between the Bank and Mr. Barbour, in the event of termination of Mr. Barbour’s employment due to his disability, the Bank will engage Mr. Barbour as a consultant, for no more than 37 hours per month and at a rate to be determined by the Bank and Mr. Barbour, beginning on the date of the termination of his employment and continuing until June 30, 2018, unless earlier terminated in the event of Mr. Barbour’s death, resignation or for “cause”.

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

Recent Market Developments in the Banking Industry

Although the economy showed some signs of improvement and increased business activity during the first three months of 2012, business activity slowed during the second three-month period ended June 30, 2012. Many areas continue to struggle as a result of the prolonged deep recession. Unemployment rates remain high compared to pre-recession levels and residential and commercial real estate prices, in some areas, continue to decline and experience foreclosures. Our future earnings and financial condition could be negatively impacted if business activity and the current economy continue to be sluggish for an extended period or further declines into recession. In addition, recently enacted laws as a result of the financial crisis and potential further imposition of new laws and regulations and regulatory assessments from the U.S. government could significantly impact our operations in the future.

Our financial performance generally, and in particular the ability of our borrowing customers to pay interest on and repay principal of outstanding loans, is highly dependent upon the business environment in the markets where we operate in Wake and New Hanover counties, in North Carolina. The effect of the prolonged recession continues to financially stress many of our customers.  Due to the state of the economy in our market areas and the resultant potential impact on our loan portfolio, we continue to closely monitor our loan portfolio, nonperforming assets and allowance for loan losses. See the discussions on “Comparison of Results of Operations for the Three and Six-Month Periods Ended June 30, 2012 and 2011- Provision for Loan Losses” and “Asset Quality and Allowance for Loan Losses.”

Overview

We are a commercial bank holding company that was incorporated on June 5, 2002.  We have one subsidiary, North State Bank, which we acquired on June 28, 2002 as part of the formation and reorganization of our bank holding company.  In March 2004, we established a subsidiary trust, North State Statutory Trust I, which we refer to as Trust I, to issue trust preferred securities.  In December 2005, we established a second subsidiary trust, North State Statutory Trust II, which we refer to as Trust II, and in November 2007 we established a third subsidiary trust, North State Statutory Trust III, which we refer to as Trust III.  Our only business is the ownership and operation of North State Bank and its subsidiaries and our three subsidiary trusts.

North State Bank is a North Carolina chartered banking corporation. The Bank, which offers a full array of commercial and retail banking services, opened for business on June 1, 2000. Through the Bank, we currently operate six full-service banking offices located in Raleigh, Garner and Wake Forest, North Carolina, one full-service banking office located in Wilmington, North Carolina and a mortgage loan office located in Chapel Hill, North Carolina. Our principal customers consist of professional firms, professionals, churches, property management companies, non-profits and individuals who value a mutually beneficial banking relationship. The Bank has a subsidiary, North State Wealth Advisors, Inc., which offers brokerage services and wealth management.  A division of the Bank, North State Bank Mortgage, or NSB Mortgage, originates and sells single-family residential first mortgages. In June 2011, the Bank established North State Title, LLC, which owns 67% of Title Group, LLC, a title insurance agency.

Comparison of Financial Condition as of June 30, 2012 and December 31, 2011

Total assets as of June 30, 2012 increased $44.7 million to $677.5 million from $632.9 million as of December 31, 2011.  The increase was driven by deposit growth which primarily funded growth in our held for sale mortgage pipeline. Mortgage loans held for sale grew to $88.2 million, up $38.5 million from year-end 2011 and our available for sale investment security portfolio increased $7.9 million to $20.8 million, from $12.9 million as of year-end 2011.  Our portfolio of loans held for investment declined $7.6 million to $482.8 million, representing 71.3% of our total assets as of June 30, 2012 compared to 77.5% as of year-end 2011.  New commercial loan growth continues to be soft due to overall sluggish business activity in our market areas and increased competition within our customer groups. Simultaneously as new loan growth has slowed, loan payouts, loan charge-offs and transfers to foreclosed assets continue to reduce the loan portfolio.  Our assets are primarily funded through deposits, which grew $43.4 million to $607.8 million as of June 30, 2012 compared to $564.4 million as of year-end 2011. In addition to deposit growth, our deposit mix continues to improve as lower-costing transaction deposits have increased as a percent of total deposits from year-end 2011 due to our continued emphasis on building and maintaining core deposits.

As of  June 30, 2012, our interest-earning deposits with banks included $36.9 million in excess overnight funds in our Federal Reserve account and $3.3 million held at correspondent banks compared to $36.0 million and $3.5 million, respectively, as of year-end 2011 as growth in our core deposit funds have outpaced  loan demand. Our available for sale investment portfolio as of June 30, 2012 consisted of $20.8 million of government-sponsored residential mortgage-backed securities compared to $12.9 million as of year-end 2011. During the first three-month period of 2012, we sold $9.4 million of government-sponsored residential mortgage-backed securities for a gain of $106,000. During the six-month period ended June 30, 2012 we received $2.6 million in maturities and cash flows from government-sponsored residential mortgage-backed securities. We re-deployed funds from sales, maturities and cash flows into $20.0 million of same type securities. All of our investments are accounted for as available for sale and are presented at their fair market value with the exception of $250,000 in a single corporate bond that is accounted for as held to maturity and are carried at book value.

Our portfolio of loans decreased $7.7 million or 1.6% to $482.8 million as of June 30, 2012 compared to $490.5 million as of year-end 2011. The decline in the loan portfolio reflects a continued cycle of higher levels of loan payoffs over new loan volume, $4.4 million of net charge-offs as well as $6.9 million of transfers to foreclosed assets.  New commercial loan demand remains slow due to the combined effects of the prolonged recession and increased competition for lending opportunities among our targeted customer groups. We continue to communicate with our target customers to obtain a better understanding and knowledge of their businesses so we can respond to their borrowing needs in the future as the economy recovers. To partially offset the impact of soft demand on our commercial portfolio, we continue to retain select mortgages from NSB Mortgage (see the discussion regarding our residential real-estate loans). Included in our held for investment portfolio are $63.8 million of single-family residential mortgages originated through NSB Mortgage. This loan category grew $23.3 million from $40.5 million as of year-end 2011.  Excluding mortgage loans originated and retained through NSB Mortgage, our held for investment loan portfolio declined $31.0 million from year-end 2011.

The table below is a summary of our loans outstanding by major category as of June 30, 2012 and December 31, 2011.

			Increase (decrease)
	June 30, 2012	December 31, 2011	$	%
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$22,419	$27,323	$(4,904)	-17.9%
Commercial construction, all land development and other land loans	44,355	47,524	(3,169)	-6.7%
Residential properties	100,370	104,561	(4,191)	-4.0%
Residential mortgage (1)	63,816	40,494	23,322	-
Commercial real estate - other	210,977	228,256	(17,279)	-7.6%
Total real estate secured loans	441,937	448,158	(6,221)	-1.4%

Other non-real estate loans:
Commercial and industrial	37,178	38,435	(1,257)	-3.3%
Consumer and other	3,710	3,862	(152)	-3.9%
Total loans held for investment	$482,825	$490,455	$(7,630)	-1.6%

Mortgage loans held for sale	$88,188	$49,728	$38,460	77.3%

(1) Single-family residential mortgages originated through NSB Mortgage and held for investment.

As of June 30, 2012, our loan portfolio remains primarily secured by real estate with $441.9 million or 91.5% of loans outstanding compared to $448.2 million or 91.4% as of year-end 2011. Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers as well as changes in tax and other laws. Although the economic environment showed some improvement in the first quarter of 2012, it softened in the second quarter, and  a further downturn or continued sluggish market conditions could result in an increased number of borrowers not making payments on or repaying real estate loans and the value of the collateral securing these loans could decline further as well. Adverse effects to our customers’ businesses correspondingly result in adverse effects to our financial condition and results of operations due to our high level of loans secured by real estate in the markets we serve.

We continue to minimize our exposure and limit new lending for commercial construction and land development loans, specifically new builder/developer lending. Our long-term plan is to minimize construction and land development lending. Commercial real-estate-secured construction and land development loans decreased $3.2 million to 9.2% of loans outstanding from 9.73% as of year-end 2011 and 16.4% as of year-end 2010 as construction projects have paid off or completed and moved to longer-term financing. In total, commercial real estate secured loans including construction and land development declined $20.4 million from year-end 2011, representing 52.9% of loans outstanding compared to 56.2% as of year-end 2011. Commercial loans secured by real estate are principally secured by owner-occupied buildings including professional practices, office and church properties, and single family rental properties, residential building lots, commercially-zoned land and residential homes. Of the properties securing these commercial real estate loans, approximately14.1% are located within our New Hanover County market and 85.9% are located within our Wake County market.

Residential real-estate loans including construction loans grew $14.2 million to $186.6 million over year-end 2011, including $63.8 million originated through NSB Mortgage, and represented approximately 38.7% of the loan portfolio as of June 30, 2012 compared to 35.2% of the loan portfolio as of year-end 2011.  These single-family construction, residential property and home equity lines of credit are typically secured by the primary residence of the borrower and the combined loan-to-value ratio is usually less than 90%. The growth in this loan category is attributable to mortgages originated and selected to be retained through NSB Mortgage which grew $23.3 million over year-end 2011.  These single-family residential mortgage loans that are selected for retention are subject to strict underwriting standards which are at a minimum per the Federal Home Loan Mortgage Corporation, or FREDDIE MAC, guidelines and typically have terms within 10 to 15 years with low to moderate loan-to-value ratios, typically less than 70% and higher credit scores. Other residential real-estate and construction loans declined $9.1 million from year-end 2011.

Non-real estate commercial and industrial loans declined slightly to $37.2 million or 7.7% of loans from 7.8% as of year-end 2011.

Loan originations from within our NSB Mortgage division are held for sale, with the exception of select loans discussed above that are retained within our loan portfolio.  Mortgage loan originations represent single-family residential first mortgage loans on a pre-sold basis that have been approved for purchase by secondary investors. The mortgages are underwritten at a minimum per FREDDIE MAC guidelines and are typically sold to investors within two to three weeks after closing.  Mortgage originations are subject to volatility due to interest rates and home sales.  During the six-month period ended June 30, 2012, mortgage loan originations gradually increased reflecting increased refinancing activity and to a lesser extent home purchases.  As of June 30, 2012, our mortgage loans held for sale pipeline was $88.2 million compared to $49.7 million as of year-end 2011.

The following table is a summary of our loans outstanding by major category for the total Bank, New Hanover and Wake Counties and mortgages originated through NSB Mortgage and held for investment.

	Total Bank		New Hanover County		Wake County		Residential Mortgage (1)
	June 30, 2012
		% of		% of		% of		% of
		Total		Total Bank		Total Bank		Total Bank
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$22,419	4.6%	$1,882	0.4%	$20,537	4.3%	$-	-
Commercial construction, all land development and land loans	44,355	9.2%	9,854	2.0%	34,501	7.1%	-	-
Residential properties	100,370	20.8%	13,703	2.8%	86,667	17.9%	-	-
Residential mortgage (1)	63,816	13.2%	-	-	-	-	63,816	13.2%
Commercial real estate - other	210,977	43.7%	26,092	5.4%	184,885	38.3%	-	-
Total real estate secured loans	441,937	91.5%	51,531	10.7%	326,590	67.6%	63,816	13.2%
							-	-
Other non-real estate loans:
Commercial and industrial	37,178	7.7%	4,793	1.0%	32,385	6.7%	-	-
Consumer and other	3,710	0.8%	475	0.1%	3,235	0.7%	-	-
Total loans held for investment	$482,825	100.0%	$56,799	11.8%	$362,210	75.0%	$63,816	13.2%

Single-family residential mortgages held for sale	$88,188

(1)	Single-family residential mortgages originated through NSB Mortgage held for investment.

The allowance for loan losses was $8.4 million as of June 30, 2012 and $9.9 million as of December 31, 2011, representing 1.73% and 2.02%, respectively, of loans outstanding at each date. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The allowance for loan losses decreased $1.7 million due to fewer impairment reserves which more than offset an increase of $478,000 in general reserves. The impairment reserve decrease was the result of charge-offs to year-end 2011 loan impairments. The general reserve increase was primarily due to a higher potential charge-off rate over year-end 2011 applied to the general commercial loan portfolio. Although our general reserves increased over year-end 2011, the increase was minimized due to changes in our loan portfolio composition. We continue to add lower-risk, single-family residential mortgages originated through NSB Mortgage to our held for investment portfolio which have replaced decreases in our more traditional commercial portfolio of loans which typically carry higher risk. We established the allowance for loan losses at a level management considers adequate to provide for probable loan losses based on our assessment of our loan portfolio as of June 30, 2012. We monitor the allowance monthly.  See “Asset Quality and Allowance for Loan Losses” for additional details.

Our premises and equipment remained substantially unchanged from year-end 2011 at $13.9 million. Foreclosed assets increased $5.2 million to $8.1 million as of June 30, 2012 from $2.9 million as of December 31, 2011, reflecting $6.9 million of additional properties, sales of $1.6 million and valuation adjustments on foreclosed properties of $38,000 during the six-month period ended June 30, 2012.  Additional discussion regarding foreclosed assets is included in the section “Asset Quality and Allowance for Loan Losses.”

As of June 30, 2012, our deposits were $607.8 million, an increase of $43.4 million from $564.4 million as of year-end 2011, with continued improvement in deposit mix and growth in relationship driven core deposits. Traditional core deposits grew $37.8 million while non-relationship jumbo time deposits continued to decline. None of our current deposit funds are obtained through non-traditional funding sources such as wholesale brokered certificates of deposit or internet certificates of deposit as we ceased obtaining wholesale brokered time deposits in early 2010 and ceased obtaining internet deposits in early 2011. The table below presents deposits by major categories as of June 30, 2012 and December 31, 2011.

			Increase (decrease)
	June 30, 2012	December 31, 2011	$	%
	(Dollars in thousands)

Demand deposits	$155,275	$145,185	$10,090	6.9%
Savings, money market and NOW	290,345	264,304	26,041	9.9%
Time less than $100,000	65,013	63,318	1,695	2.7%
Total traditional core deposits (1)	510,633	472,807	37,826	8.0%
Time $100,000 or greater	69,020	69,711	(691)	-1.0%
CDARS deposits (2)	28,156	21,921	6,235	28.4%
Total deposits	$607,809	$564,439	$43,370	7.7%

CommunityPLUS division deposit funds included above:
Demand deposits	$85,676	$74,049	$11,627	15.7%
Savings, money market and NOW	125,561	114,136	11,425	10.0%
Time deposits	72,882	62,017	10,865	17.5%
Total CommunityPLUS deposits	$284,119	$250,202	$33,917	13.6%

(1) Excludes CDARS and time deposits $100,000 or greater.
(2) CDARS - Certificate of Deposit Account Registry Service

Our deposit mix continues to improve as we emphasize relationship deposits with individuals and entities within our market areas of Wake and New Hanover counties of North Carolina and through the success of our property management division “CommunityPLUS” with customers within North Carolina, Texas, Maryland, South Carolina, Illinois, Colorado and New Mexico. Deposits funded through this division significantly contribute to our strong core deposit base.  Our ability to attract and provide specialized services required of companies within this industry has significantly contributed to our strong core deposit base and improvement in deposit mix.  As of June 30, 2012, deposits in this division represented approximately 46.7% of our total deposits, up from 44.3% as of year-end 2011, 35.6% as of year-end 2010, 24.7% as of year-end 2009 and 8.4% as of year-end 2008.  Deposits from “CommunityPLUS” grew $33.9 million or 13.6% over year-end 2011 to $284.1 million as of June 30, 2012 with most of the growth from non-interest bearing demand deposits.

Overall, noninterest-bearing demand deposits and low-cost interest-bearing transaction accounts continue to represent the largest component of our deposit mix, 25.5% and 47.8%, respectively, of total deposits as of June 30, 2012 compared to 25.7% and 46.8%, respectively, as of year-end 2011.  Total noninterest-bearing demand deposits grew $10.1 million and low-cost interest-bearing transaction deposits grew $26.0 million over year-end 2011.  “CommunityPLUS” continues to be the key factor to the planned growth in these low-costing core deposit funds. Noninterest-bearing demand deposits and interest-bearing transaction deposits provided through “CommunityPLUS” grew approximately $11.6 million and $11.4 million, respectively, over year-end 2011.

Time deposits, including the Certificate of Deposit Account Registry Service, or CDARS, grew $7.2 million to $162.2 million over year-end 2011, however, decreased to 26.7% of total deposits from 27.5% as of year-end 2011.  Time deposits funded through “CommunityPLUS” grew $10.9 million, $5.9 million within the CDARS program for the same period. Overall deposits through participation in CDARS grew $6.2 million over year-end 2011. The CDARS program provides full Federal Deposit Insurance Corporation, or FDIC, insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Total time deposits of $100,000 or more, excluding CDARS deposit funds, increased $1.7 million from year-end 2011, however we continue to monitor time deposits for profitability and reduce non-relationship or single-service customer accounts.

Our focus for the future will be to continue to grow traditional core deposits with our customers with whom we seek to obtain the customers’ primary borrowing and deposit relationship as well as our “CommunityPLUS” customers. Strong core deposit growth continues to minimize our need for short-term borrowings. We had no short-term borrowings as of June 30, 2012 compared to $73,000 as of year-end 2011 which consisted solely of securities sold under repurchase agreements. Long-term borrowings remained unchanged from year-end 2011 at $27.2 million, consisting primarily of $11.0 million of subordinated notes and $15.5 million in junior subordinated debentures.

Shareholders’ equity increased $638,000 primarily provided by net income of $819,000 and a decline of $202,000 in other comprehensive income.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2012 and 2011

Net Income.  A higher level of net income over the prior year period was primarily driven by higher fees from our mortgage operations coupled with lower foreclosed asset costs and improvements overall in nonperforming assets. For the three-month period ended June 30, 2012, net income was $583,000 compared to $111,000 for the corresponding three-month period of 2011, representing an increase of $472,000 or 425.2%.  On a diluted share basis, earnings were $.08 and $.01 per share, respectively, for the same periods. Although earnings continue to be lower compared to pre-recession levels, credit quality-related costs are improving. Improvements in recession-related lending costs coupled with additional income generated from our mortgage division provided the opportunity for us to re-instate several director and employee benefits that had been suspended as cost savings initiatives at the beginning of the recession. We will continue to closely monitor our loan portfolio and nonperforming assets and will re-enact cost-savings initiatives if necessary should there be another downturn in the economy or an extended period of slow recovery. Our earnings continue to be impacted by our declining commercial loan base as a direct result of the prolonged recession and increased competition. Favorable changes in deposit mix continue to minimize the effect of the reduced interest income from our commercial loan portfolio in addition to interest income generated from mortgage loans originated and selected for retention from NSB Mortgage. Compared to the prior year period, for the three-month period ended June 30, 2012, improvements in net interest income, provision for loan losses, noninterest income and reduced foreclosed assets costs offset noninterest expense, primarily, higher personnel costs. For the three months ended June 30, 2012, return on average assets was .35% compared to .07% for the prior year  period while for the same periods return on average equity was 5.86% compared to 1.17%.

Net Interest Income. Net interest income was $5.5 million for the three-month period ended June 30, 2012, an increase of $140,000 or 2.6% compared to the prior year period. For the same periods, interest income decreased $140,000 or 2.1% and interest expense decreased $280,000 or 20.8%.  Beneficial changes in our deposit mix with a corresponding reduction in interest expense substantially reduced the effect of the lower interest income.

Interest income is affected by changes in the mix and volume of average earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the three months ended June 30, 2012 was $6.6 million compared to $6.7 million for the prior year period.  The reduction in interest income is primarily due to lower yields on our loan portfolio, our largest earning asset. The decline in average loan yield of 41 basis points effectively reduced interest income by approximately $488,000. The effect of the lower loan yield was partially offset as other earning assets, specifically mortgage loans held for sale, grew an average of $36.3 million which provided additional interest income of approximately $386,000.  A lower level of nonaccrual loans also contributed to the increase in interest income. No interest income is recognized when loans are on nonaccrual status. Accrued interest is reversed and future interest accruals are suspended at the time loans are placed on nonaccrual status. During the three-month period ended June 30, 2012, loans on nonaccrual status averaged approximately $17.6 million, representing an estimated quarterly loss of interest income of $222,000 compared to average nonaccrual loans of $25.8 million, representing an estimated quarterly loss of interest income of $353,000 for the prior year period. In summary, lower yields effectively reduced total interest income approximately $573,000 while a $30.9 million increase in average interest-earning asset volume effectively increased total interest income approximately $433,000.

Our continued improvement in deposit mix resulting from the successful building of our core deposits with corresponding repricing to lower costing products were the key factors for the overall decrease in deposit interest expense over the prior year period. Deposit interest expense for the three-month period ended June 30, 2012 was $825,000 compared to $1.1 million for the prior year three-month period, a decrease of $293,000. Average time deposits decreased $12.2 million from the prior year period primarily in non-core, single-service time deposits of $100,000 or more. These higher-costing deposits were replaced with lower costing interest checking, money market and non-interest-bearing transaction deposits which grew in total an average of $49.3 million, of which $21.1 million were in non-interest-bearing demand deposits.  Overall lower rates effectively reduced deposit interest expense approximately $277,000 while interest expense was reduced approximately $16,000 from improvements in interest-bearing deposit mix.

The yield on our earning assets averaged 4.31% during the three months ended June 30, 2012 compared to 4.62% during for the prior year period.  During the same periods, the cost of our interest-bearing liabilities averaged .91% compared to 1.18%.  Overall, our net interest margin during this period, excluding average nonaccrual loans, decreased 9 basis points to 3.61% compared to 3.70%.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$461,048	$5,810	5.07%	$450,266	$6,156	5.48%
Loans held for sale	61,969	663	4.30%	25,706	272	4.24%
Investments available for sale	14,614	55	1.51%	30,774	242	3.15%
Investments held to maturity	250	3	4.83%	250	2	3.21%
Other interest-earning assets	77,033	63	0.33%	77,051	62	0.32%
Total interest-earning assets	614,914	6,594	4.31%	584,047	6,734	4.62%

Other assets	55,618			52,271

Total assets	$670,532			$636,318

Interest-bearing liabilities:
Deposits:
Savings, money market and NOW	$282,187	307	0.44%	$253,906	401	0.63%
Time deposits over $100,000	68,841	269	1.57%	82,451	379	1.84%
Other time deposits	93,042	249	1.08%	91,619	338	1.48%
Short-term borrowings	12	-	0.00%	4,494	1	0.09%
Long-term borrowings	27,237	244	3.60%	27,261	230	3.38%
Total interest-bearing liabilities	471,319	1,069	0.91%	459,731	1,349	1.18%

Noninterest-bearing demand deposits	157,220			136,170
Other liabilities	1,967			2,333
Shareholders' equity	40,026			38,084

Total liabilities and shareholders' equity	$670,532			$636,318

Net interest income and interest rate spread		$5,525	3.40%		$5,385	3.45%

Net yield on average interest-earning assets			3.61%			3.70%

Ratio of average interest-earning assets to average interest-bearing liabilities			130.47%			127.04%

Net yield on average interest-earning assets including nonaccrual loans			3.51%			3.54%

(1) Nonaccrual loans are excluded in loan amounts.

Provision for Loan Losses.  The provision for loan losses was $1.4 million for the three-month period ended June 30, 2012, a $55,000 or 3.9% decrease from the prior year period.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by management. The provision for loan losses was down primarily due to an 66% reduction in impaired reserves as of June 30, 2012 compared to June 30, 2011 which more than offset the effect of higher charge-offs over the prior year period. Net charge-offs for the three month period ended June 30, 2012 were .45% of average loans compared to .17% for the prior year period. The allowance for loan losses was $8.4 million as of June 30, 2012 or 1.73% of loans outstanding compared to $9.9 million or 2.02% of loans outstanding as of year-end 2011. See “Asset Quality and Allowance for Loan Losses” for additional detail.

Non-interest Income. Non-interest income increased $745,000 or 63.9% to $1.9 million for the three-month period ended June 30, 2012 compared to the prior year period.  Included in noninterest income for the three-month period ended June 30, 2011 are security gains of $329,000. Excluding security gains, non-interest income grew $1.1 million over the prior year period. There were no security sale gains or losses in the current year period. Fees generated from mortgage operations were $1.5 million, up $1.0 million over the prior year period resulting from a substantial increase in refinancing activity as well as home purchases compared to the prior year period. Fees from annuity sales and other fees generated from our wealth management services division provided $80,000 in non-interest income, down $55,000 from the prior year period.  We anticipate income from these services to improve as the economy recovers.  Our purchase of $10.0 million of bank owned life insurance in the third quarter of 2011 provided additional noninterest income of $92,000 for the three-month period ended June 30, 2012.  As a percentage of average assets, non-interest income increased to 1.15% compared to .73% for the three-month periods ended June 30, 2012 and 2011, respectively.

Non-interest Expense. Non-interest expense for the three-month period ended June 30, 2012 increased overall $242,000 or 4.9% to $5.2 million from $5.0 million for the prior year period. The increase is primarily attributable to higher personnel costs. Lower foreclosed asset costs and reduced FDIC insurance premiums offset higher personnel and other noninterest expense. As anticipated, we reinstated some of the director and employee benefits that had been suspended as cost-savings initiatives at the beginning of the recession to partially offset asset quality and related costs due to the economic environment.

Salaries and other personnel expense represent our largest expense category at $2.8 million for the three-month period ended June 30, 2012, up $507,000 from the prior year period with $438,000 of the increase attributable to our mortgage division. Compared to the prior year three-month period, current year personnel expense for our mortgage division includes nine additional personnel including mortgage loan originators, management and support personnel. Personnel expense for the three-month period ended June 30, 2012 includes $98,000 for reinstated 401k matching benefits as well as increases for modest merit increases distributed to all employees throughout the Bank. We currently continue to temporarily suspend incentive bonuses. As a percentage of average assets, personnel expense increased to 1.66% for the three-month period ended June 30, 2012 compared to 1.43% for the prior year period.

Occupancy and equipment costs decreased $10,000 to $692,000 for the three-month period ended June 30, 2012. Building lease expense is down approximately $27,000 from the prior year period due to the termination of our original downtown office building lease in October 2011 while other occupancy expenses such as computer and software for additional employees increased approximately $15,000.  Key changes to operating costs from the prior year period include foreclosed asset costs and FDIC insurance costs. Subsequent to foreclosure, valuations are periodically performed on foreclosed asset properties. We did not incur any further subsequent valuation write-downs during the current three-month period. Additional valuation write-downs for the prior year period were $487,000.  During the current year three-month period, sales of $583,000 in foreclosed property resulted in additional losses of $34,000 compared to $38,000 in losses for the prior year period.  Also, FDIC insurance costs were down $160,000 from the prior year three-month period due to changes in the calculation of the insurance assessment from deposit-based to asset-based. Data processing and other outsourced processing expenses grew $88,000 over the prior year period primarily due to growth in our CommunityPLUS deposits accounts. There were no other significant changes in other noninterest expense for the three-month period. Including net costs related to foreclosed assets, our non-interest expense as a percentage of average assets was 3.11% for the three-month period ended June 30, 2012 compared to 3.12% for the prior year three-month period.

We recorded $297,000 and $71,000, respectively, in income tax expense for the three-month periods ended June 30, 2012 and 2011.  Income tax expense as a percentage of pretax income for these periods was 33.8% and 39.0%, respectively.  The effective tax rate was lower in the current year period due to additional permanent tax differences, primarily income from bank owned life insurance. Management has evaluated our tax positions and has concluded that we have no uncertain tax positions.

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2012 and 2011

Net Income.  Net income for the six-month period ended June 30, 2012 was $819,000, up $505,000 or 160.8% over the prior year period, primarily driven by higher fees from our mortgage operations coupled with lower foreclosed asset costs and improvements overall in nonperforming assets. On a diluted share basis, earnings for the periods were $0.11 and $0.04 per share, respectively. Our earnings continue to be impacted by our declining commercial loan base as a direct result of the prolonged recession and increased competition. Favorable changes in deposit mix continue to minimize the effect of reduced interest income from our commercial loan portfolio along with additional interest income generated from mortgage loans originated and selected for retention through NSB Mortgage. For the six months ended June 30, 2012, return on average assets was .25% compared to .01% for the prior year  period while for the same periods return on average equity was 4.17% compared to 1.67%.

Net Interest Income. Net interest income for the six months ended June 30, 2012 decreased $119,000 or 1.1% from the prior year period to $10.9 million. For the same periods, interest income decreased $770,000 or 5.6% and interest expense decreased $651,000 or 23.0%. The overall decline in net interest income is the result of decreased commercial loan volume, our highest yielding asset, due to soft demand and increased competition within our markets. Beneficial changes in our deposit mix with a corresponding reduction in interest expense substantially reduced the effect of the lower interest income.

Interest income is affected by changes in the mix and volume of average earning assets, interest rates and also by the level of loans on nonaccrual status. Interest income for the six months ended June 30, 2012 was $13.0 million compared to $13.8 million for the prior year period.  The reduction in interest income is primarily due to lower yields on our loan portfolio, our largest earning asset. The decline in average loan yield of 40 basis points, effectively reduced interest income by approximately $898,000. The effect of lower loan yields was minimized by growth in our mortgage loans held for sale pipeline which grew an average of $28.0 million and provided additional interest income of approximately $507,000.  A lower level of nonaccrual loans also helped to offset the effect of lower yields. During the six-month period ended June 30, 2012, loans on nonaccrual status averaged approximately $19.9 million, representing an estimated six month loss of interest income of $510,000 compared to average nonaccrual loans of $22.1 million, representing an estimated six month loss of interest income of $612,000 for the prior year period. In summary, lower yields effectively reduced total interest income approximately $1.1 million while a net $13.0 million increase in average interest-earning asset volume effectively increased total interest income approximately $375,000.

Improvement in deposit mix with corresponding lower rates were the key factors for the overall decrease in deposit interest expense over the prior year period. Deposit interest expense for the six-month period ended June 30, 2012 was $2.2 million compared to $2.8 million for the prior year six-month period, a decrease of $651,000. Average time deposits decreased $20.4 million from the prior year period primarily in non-core, single-service time deposits of $100,000 or more. These higher-costing deposits were replaced with lower costing interest checking, money market and non-interest-bearing transaction deposits which grew in total an average of $43.3 million, of which $19.6 million were in non-interest-bearing demand deposits.  Overall lower rates effectively reduced deposit interest expense approximately$569,000 and improvements in interest-bearing deposit mix reduced interest expense approximately $103,000. A 16 basis point increase in rate on our long-term borrowings increased interest expense approximately $21,000.

The yield on our earning assets averaged 4.33% during the six months ended June 30, 2012 compared to 4.70% during for the prior year period.  During the same periods, the cost of our interest-bearing liabilities averaged .95% compared to 1.23%.  Overall our net interest margin during this period, excluding average nonaccrual loans, decreased 13 basis points to 3.61% compared to 3.74%.

The following table contains information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$464,277	$11,945	5.17%	$463,254	$12,816	5.58%
Loans held for sale	55,153	893	3.26%	27,182	546	4.05%
Investments available for sale	10,652	103	1.94%	23,181	342	2.98%
Investments held to maturity	250	6	4.83%	250	5	4.03%
Other interest-earning assets	75,295	97	0.26%	78,720	105	0.27%
Total interest-earning assets	605,627	13,044	4.33%	592,587	13,814	4.70%

Other assets	55,389			48,550

Total assets	$661,016			$641,137

Interest-bearing liabilities:
Deposits:
Savings, money market and NOW	$275,941	640	0.47%	$252,261	881	0.70%
Time deposits over $100,000	68,451	545	1.60%	86,990	803	1.86%
Other time deposits	91,501	511	1.12%	93,358	684	1.48%
Short-term borrowings	105	-	0.00%	4,467	2	0.09%
Long-term borrowings	27,240	484	3.57%	27,263	461	3.41%
Total interest-bearing liabilities	463,238	2,180	0.95%	464,339	2,831	1.23%

Noninterest-bearing demand deposits	156,181			136,551
Other liabilities	2,082			2,227
Shareholders' equity	39,515			38,020

Total liabilities and shareholders' equity	$661,016			$641,137

Net interest income and interest rate spread		$10,864	3.38%		$10,983	3.47%

Net yield on average interest-earning assets			3.61%			3.74%

Ratio of average interest-earning assets to average interest-bearing liabilities			130.74%			127.62%

Net yield on average interest-earning assets including nonaccrual loans			3.49%			3.60%

(1) Nonaccrual loans are excluded in loan amounts.

Provision for Loan Losses.  The provision for loan losses was $2.9 million for the six-month period ended June 30, 2012, a $461,000 or 18.9% increase from the prior year period.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level considered appropriate by management. The provision for loan losses was up due to significantly higher charge-offs and a corresponding higher charge-off rate applied to the general reserve over the prior year period. As a percent of average loans, net charge-offs increased to .92% from .50% for the same periods. The allowance for loan losses was $8.4 million as of June 30, 2012 or 1.73% of loans outstanding compared to $9.9 million or 2.02% of loans outstanding as of year-end 2011. See “Asset Quality and Allowance for Loan Losses” for additional detail.

Non-interest Income. Non-interest income was $3.3 million for the six months ended June 30, 2012 compared to $1.9 million for the prior year period, an increase of $1.4 million, or 74.4%.  Excluding securities gains, non-interest income increased $1.6 million or 104.0% for the same periods. Security gains were $106,000 and $329,000, respectively, for the six months ended June 30, 2012 and 2011. Fees generated from mortgage operations were $2.5 million, up $1.5 million over the prior year period resulting from a substantial increase in refinancing activity as well as home purchases compared to the prior year period. Fees from annuity sales and other fees generated from our wealth management services division provided $147,000 in non-interest income, down $74,000 from the prior year period. Our purchase of $10.0 million of bank owned life insurance in the third quarter of 2011 provided additional noninterest income of $189,000 for the six-month period ended June 30, 2012.  As a percentage of average assets, non-interest income increased to 1.01% compared to .60% for the six-month periods ended June 30, 2012 and 2011, respectively.

Non-interest Expense. Non-interest expense for the six-month period ended June 30, 2012 increased overall $160,000 or 1.6% to $10.1 million from $10.0 million for the prior year period. The increase is attributable to higher personnel costs. Lower foreclosed asset costs and reduced FDIC insurance premiums offset higher personnel and other noninterest expense. As anticipated, we reinstated some of the director and employee benefits that had been suspended as cost-savings initiatives at the beginning of the recession to partially offset asset quality and related costs due to the economic environment.

Salaries and other personnel expense represent our largest expense category at $5.4 million for the six-month period ended June 30, 2012, up $817,000 from the prior year period with $698,000 or 85.4% of the increase attributable to our mortgage division. Compared to June 30, 2011, current year personnel expense for our mortgage division includes nine additional personnel including mortgage loan originators, management and support personnel. Personnel expense for the six-month period ended June 30, 2012 includes $201,000 for reinstated 401k matching benefits as well as increases for modest merit increases distributed to all employees throughout the Bank. We currently continue to temporarily suspend incentive bonuses. As a percentage of average assets, personnel expense increased to 1.64% for the six-month period ended June 30, 2012 compared to 1.44% for the prior year period.

Occupancy and equipment costs decreased $57,000 to $1.3 million for the six-month period ended June 30, 2012. Building lease expense is down approximately $54,000 from the prior year period due to the termination of our original downtown office building lease in October 2011 while other occupancy expenses such as computer and software for additional employees increased approximately $18,000.  Key changes to operating costs from the prior year period include foreclosed asset costs and FDIC insurance costs. Subsequent to foreclosure, valuations are periodically performed on foreclosed asset properties. Subsequent valuation write-downs during the current six-month period ended June 30, 2012 were $38,000 compared to additional valuation write-downs of $957,000 for the prior year period.  During the current year six-month period, sales of $1.6 million in foreclosed property resulted in additional net losses of $92,000 compared to $66,000 in net losses for the prior year period.  Also FDIC insurance costs were down $295,000 from the prior year six-month period due to changes in the calculation of the insurance assessment from deposit-based to asset-based. Data processing and other outsourced processing expenses grew $119,000 over the prior year period primarily due to growth in our CommunityPLUS deposits accounts. There were no other significant changes in other noninterest expense for the three-month period. Including net costs related to foreclosed assets, our non-interest expense as a percentage of average assets was 3.08% for the six-month period ended June 30, 2012 compared to 3.13% for the prior year period.

We recorded $366,000 and $192,000, respectively, in income tax expense for the six-month periods ended June 30, 2012 and 2011.  Income tax expense as a percentage of pretax income for these periods was 30.9% and 37.9%, respectively.  The effective tax rate was lower in the current year period due to additional permanent tax differences, primarily income from bank owned life insurance. Management has evaluated our tax positions and has concluded that we have no uncertain tax positions.

Asset Quality and Allowance for Loan Losses

Nonperforming assets as of June 30, 2012 were comprised of $17.0 million in nonaccrual loans and $8.1 million in foreclosed assets. Included in nonaccrual loans were $11.8 non-accruing troubled debt restructured loans, or TDRs. In addition to the above nonperforming assets, there were two accruing potential problem loans totaling $568,000 secured by residential and commercial real-estate and accruing TDRs of $13.4 million. As of year-end 2011, nonperforming assets were comprised of $13.4 million nonaccrual loans, $10.6 million nonaccrual TDRs and foreclosed assets of $2.9 million. Potential problems loans were $1.9 million and accruing TDRs were $10.7 million as of year-end 2011. There were $200,000 of accruing loans past due 90 days or more as of June 30, 2012 and none as of  year-end 2011.  A TDR is a loan where a concessionary modification was granted to the borrower due to current or expected financial difficulties of the borrower. Concessions we have granted to customers experiencing financial difficulties resulting in a TDR include reduction in interest rate, extended payment terms or forgiveness of interest.

As a percent of loans, total nonaccrual loans were 3.5% and 4.9%, respectively, as of June 30, 2012 and year-end 2011. The markets in which we operate experienced some improvement in business activity in the first quarter of 2012, but it weakened in the second quarter and remains sluggish compared to pre-recession levels which directly impacts our level of nonperforming assets and past due loans.  Our borrowers tied to the residential and commercial real estate industry have particularly been impacted due to restrictions on cash-flows resulting from slow-moving real estate sales.  Nonaccrual loans for residential and commercial construction and land development comprise 66.5% of our nonaccrual loans as of June 30, 2012, down from 80.2% as of year-end 2011.  Our level of accruing 30-89 days past due loans were $1.7 million as of June 30, 2012, and $1.2 million as of year-end 2011, a downward trend compared to levels during 2009, 2010 and early 2011.

The table below presents for the dates indicated summary information regarding our nonaccrual loans, TDRs, potential problem loans and loans 90 days or more past due.  For further detail by loan category, see Note E to our consolidated financial statements.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Nonaccrual loans	$5,194	$13,436
Troubled debt restructured nonaccrual loans	11,791	10,584
Total nonaccrual loans	16,985	24,020

Foreclosed assets	8,084	2,851
Total nonperforming assets	$25,069	$26,871

Accruing loans past due 90 days or more	$200	$-
Troubled debt restructured accruing loans	$13,379	$10,703
Potential problem loans	$568	$1,912
Allowance for loan losses	$8,355	$9,906

Nonaccrual loans to period end loans	3.52%	4.90%
Allowance for loan losses to period end loans	1.73%	2.02%
Nonperforming assets to total assets	3.70%	4.25%
Ratio of allowance for loan losses to nonaccrual loans (x)	0.49	0.41

As of June 30, 2012, 98.2% of our nonaccrual loans were real-estate secured, with 42.4% represented within our New Hanover County market. Real-estate secured residential construction and commercial construction and land development loans comprised 66.5% of nonaccrual loans.

The following table is a summary of our nonaccrual loans by major category for the total Bank, New Hanover County and Wake County as of June 30, 2012.

	Nonaccrual Loan Composition as of June 30, 2012
	Total Bank		New Hanover County		Wake County
	Amount	% of Total Nonaccrual Loans	Amount	% of Total Nonaccrual Loans	Amount	% of Total Nonaccrual Loans
			(Dollars in thousands)
Real estate secured loans:
Residential construction	$4,954	29.2%	$1,758	10.4%	$3,196	18.8%
Commercial construction, all land development and land loans	6,335	37.3%	2,857	16.8%	3,478	20.5%
Residential properties	2,783	16.4%	748	4.4%	2,035	12.0%
Commercial real estate - other	2,604	15.3%	1,840	10.8%	764	4.5%
Total real estate secured loans	16,676	98.2%	7,203	42.4%	9,473	55.8%

Other non-real estate loans:
Commercial and industrial	309	1.8%	-	-	309	1.8%
Total loans held for investment	$16,985	100.0%	$7,203	42.4%	$9,782	57.6%

An aggregate of $8.1 million of the nonaccrual loans as of June 30, 2012 is attributable to seven borrowers for various residential and commercial construction and land development loans, of which $4.4 million are located in our New Hanover County market area. The average exposure for these borrowers is approximately $1.2 million with the largest exposure to any one borrower included in our nonaccrual loans being $2.3 million. Each specific loan in these customer relationships was analyzed for impairment and our management concluded specific impairment reserves aggregating approximately $581,000 on these loans were necessary in addition to $1.8 million of partial charge-offs. Our impairment analysis on the remaining $8.9 million of nonaccrual loans resulted in additional impairment reserves of approximately $237,000 in addition to life-to-date partial charge-offs of $2.1 million.

As of June 30, 2012 we also identified and evaluated $568,000 of potential problem loans, primarily as a result of information regarding possible, although not probable, credit problems of the related borrowers. Both of the loans were past due as of June 30, 2012, one which was past due more than 90 days. Management considered these loans in assessing the adequacy of our allowance for loan losses.  These loans were represented by two individual loans and borrowers and were secured with residential and commercial real estate.  Of the $1.9 million of potential problem loans as of year-end 2011, the largest loan of $1.4 million is included in our June 30, 2012 nonaccrual loans.

Foreclosed assets increased to $8.1 million from $2.9 million as of year-end 2011. The properties acquired through foreclosure as of June 30, 2012 were comprised of $6.5 million in residential and commercial construction and land development properties, $277,000 in one-to-four family residential properties, and $1.3 million in commercial real-estate properties. The largest of these properties in terms of dollar size is approximately $3.0 million for residential lots located in our Wake Forest, North Carolina market area. During the six-month period ended June 30, 2012, sales of seven foreclosed properties with a carrying value of approximately $1.6 million were sold resulting in additional net losses of $92,000.  Periodic revaluations during the six-month period ended June 30, 2012 resulted in valuation losses of $38,000.  See Note E to our consolidated financial statements for additional detail regarding loans, nonaccrual loans and credit quality. The following table presents for the dates indicated information regarding foreclosed assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Foreclosed assets beginning of period	$4,059	$4,842	$2,851	$5,296

Loans transferred to foreclosed assets	4,642	449	6,930	868
Improvements to foreclosed assets	-	8	-	71
Proceeds from sales, net of selling expenses	(583)	(1,653)	(1,567)	(2,091)
Net loss on sale of foreclosed assets	(34)	(38)	(92)	(66)
	8,084	3,608	8,122	4,078
Valuation allowance for foreclosed assets	-	(487)	(38)	(957)
Foreclosed assets end of period	$8,084	$3,121	$8,084	$3,121

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

Our loan loss allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.  Net charge-offs were $2.2 million or .45% of average loans for the three-month period ended June 30, 2012 compared to $820,000 or .17% of average loans for the prior year three-month period. For the six month periods ended June 30, 2012 and 2011, net charge-offs were $4.4 million or .92% of average loans and $2.4 million or .50% of average loans, respectively. Substantially all of the net charge-offs for the three and six-month periods ended June 30, 2012 were real estate secured loans, with 48.1% and 58.6%, respectively, of net loan charge-offs within our New Hanover County market and the remaining  net charge-offs from loans within our Wake County market. Approximately 38.5% of the net charge-offs were loans for residential real estate property while 55.3% were for commercial real estate property. Our loan loss allowance as a percentage of loans outstanding was 1.73% as of June 30, 2012 and 2.02% as of year-end 2011. The impairment reserve decrease was the result of charge-offs to year-end 2011 loan impairments. The general reserve increase was primarily due to a higher potential charge-off rate over year-end 2011 applied to the general commercial loan portfolio. The general reserve increase was minimized due to changes in our loan portfolio composition. We continue to add lower-risk, single-family residential mortgages originated through NSB Mortgage to our held for investment portfolio which have replaced decreases in our more traditional commercial portfolio of loans which typically carry higher risk. The level of the loan loss allowance relative to gross loans declined primarily due to a lower impairment reserve which decreased $2.0 million from year-end 2011.  See Note E and Note F to our consolidated financial statements for additional detail regarding the allowance for loan losses. The following table is a summary of our net charge-offs by major category for the total Bank, New Hanover County and Wake County for the three and six months ended June 30, 2012.

	Net Charge-off Composition for the Three Months Ended June 30 , 2012
	Total Bank		New Hanover County		Wake County
	Amount	% of Net Charge-offs	Amount	% of Total Bank Net Charge-offs	Amount	% of Total Bank Net Charge-offs
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$658	30.6%	$6	0.3%	$652	30.3%
Commercial construction, all land development and land loans	1,213	56.4%	1,060	49.3%	153	7.1%
Residential properties	54	2.5%	(8)	-0.4%	62	2.9%
Commercial real estate - other	(10)	-0.4%	-	-	(10)	-0.4%
Total real estate secured loans	1,915	89.1%	1,058	49.2%	857	39.9%

Other non-real estate loans:
Commercial and industrial	225	10.5%	(23)	-1.1%	248	11.5%
Consumer and other	10	0.5%	-	-	10	0.5%
Total loans held for investment	$2,150	100.0%	$1,035	48.1%	$1,115	51.9%

	Net Charge-off Composition for the Six Months Ended June 30 , 2012
	Total Bank		New Hanover County		Wake County
	Amount	% of Net Charge-offs	Amount	% of Total Bank Net Charge-offs	Amount	% of Total Bank Net Charge-offs
	(Dollars in thousands)
Real estate secured loans:
Residential construction	$1,491	33.5%	$263	5.9%	$1,228	27.6%
Commercial construction, all land development and land loans	2,475	55.7%	2,204	49.6%	271	6.1%
Residential properties	220	4.9%	163	3.7%	57	1.3%
Commercial real estate - other	(15)	-0.3%	-	-	(15)	-0.3%
Total real estate secured loans	4,171	93.8%	2,630	59.2%	1,541	34.7%

Other non-real estate loans:
Commercial and industrial	264	5.9%	(25)	-0.6%	289	6.5%
Consumer and other	10	0.2%	-	-	10	0.2%
Total loans held for investment	$4,445	100.0%	$2,605	58.6%	$1,840	41.4%

Liquidity and Capital Resources

Our liquidity is a measure of our ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  Our principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, investment securities and loans classified as held for sale) comprised $158.0 million or 23.3% and $112.3 million or 17.7%, respectively, of our total assets as of June 30, 2012 and year-end 2011.

As a member of the FHLB, we may obtain advances of up to 10% of our Bank’s assets.  We are also authorized to borrow from the Federal Reserve Bank’s “discount window.”  As of June 30, 2012, we had pledged specific collateral for potential borrowing of up to $135.2 million from the “discount window.” As another source of short-term borrowings, we also utilize securities sold under agreements to repurchase.  As of June 30, 2012, we did not have any short-term borrowings and we had overnight excess funds of $36.9 million invested in our account at the Federal Reserve.

Total deposits were $607.8 million and $564.4 million, respectively, as of June 30, 2012 and year-end 2011.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 26.7% and 27.5%, respectively, of total deposits as of June 30, 2012 and year-end 2011. Time deposits of $100,000 or more represented 16.0% and 16.2%, respectively, of our total deposits as of June 30, 2012 and year-end 2011.  As of June 30, 2012 and year-end 2011, we had no wholesale brokered certificates of deposit or internet deposits.  Under FDIC regulations governing brokered deposits, well capitalized institutions are not subject to brokered deposit limitations. We believe that most of our time deposits are relationship-oriented. While we will need to pay competitive rates to retain deposits at their maturities, there are other subjective factors that we believe will determine their continued retention and we will continue to focus on developing full banking relationships with our customers. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit will renew upon maturity. We closely monitor and evaluate our overall liquidity position on an ongoing basis and adjust our position as management deems appropriate.  We believe our liquidity position as of June 30, 2012 is adequate to meet our operating needs.

Short and long-term borrowings as of June 30, 2012 and year-end 2011 are as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements	$-	$73
	$-	$73

Long-term borrowings:
FHLB advances	$770	$781
Subordinated debentures	11,000	11,000
Junior subordinated debentures	15,465	15,465
	$27,235	$27,246

A description of the trust preferred securities and related junior subordinated debentures outstanding as of June 30, 2012 and year-end 2011 is as follows:

	June 30, 2012	December 31, 2011	Maturity	Interest
	(Dollars in thousands)		Date	rate
North State Statutory Trust I	$5,155	$5,155	4/17/2034	3 mo LIBOR plus 2.79%, resets quarterly
North State Statutory Trust II	5,155	5,155	4/15/2035	3 mo LIBOR plus 1.65%, resets quarterly
North State Statutory Trust III	5,155	$5,155	12/15/2037	3 mo LIBOR plus 2.75%, resets quarterly
	$15,465	$15,465

A description of the subordinated notes outstanding as of June 30, 2012 and year-end 2011 is as follows:

	June 30, 2012	December 31, 2011	Maturity	Interest
	(Dollars in thousands)		Date	rate
Floating rate subordinated notes	$11,000	$11,000	6/30/2018	3 mo LIBOR plus 3.50%, resets quarterly

As of June 30, 2012, our equity to assets ratio was 5.8%. The Bank's tier 1 leverage and tier 1 risk based capital ratios and its total risk based capital ratios were 8.00%, 10.49% and 13.90%, respectively, as of June 30, 2012 compared to 8.37%, 10.43% and 13.87% as of year-end 2011.  As of June 30, 2012, the Bank exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations. Our $11.0 million subordinated notes currently qualify 100% as Tier II capital.  Beginning July 1, 2013 the notes are scheduled for discounting 20% per year when the notes will have a remaining maturity of less than five years. Based on the current economic and regulatory environment, the Bank’s board of directors has decided to maintain a Tier I leverage ratio of 8.00% or more and a total risk based capital ratio of 12% or more. Our capital does not include any funds from the Capital Purchase Plan of the U.S. Government’s Troubled Asset Relief Program, or TARP.

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

Item 4.  Controls and Procedures

(a)
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b)
No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.                 OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 except as set forth below.

We recently announced that we intend to deregister our common stock under the Securities Exchange Act of 1934.

On July 24, 2012, we announced that as a result of the enactment of the “Jumpstart Our Business Startups Act”, our Board of Directors had authorized us to pursue the deregistration of our common stock under the Securities Exchange Act of 1934, or the Exchange Act. We are eligible to deregister because we have fewer than 1,200 holders of record of our common stock.  We filed a Form 15 with the SEC on August 1, 2012 and, as result, we expect our obligation to file reports under the Exchange Act will be suspended in early November, 90 days after the filing of the Form 15.

While we do not believe that deregistration will affect trading in our common stock, which we expect will continue to be quoted on the Over The Counter Bulletin Board, or OTCBB, under the symbol “NSBC.OB”, the fact that we will no longer be subject to the reporting requirements of the Exchange Act might cause those firms who currently quote our common stock on the OTCBB to cease such quotations, which would be expected to have a material adverse affect on the liquidity of our common stock.

After the deregistration is effective, we will no longer file quarterly and annual reports, proxy statements and current reports with the SEC. While we expect to provide comprehensive quarterly press releases as to our financial position and financial performance and will continue to provide annual reports in accordance with generally accepted accounting principles and proxy statements to our shareholders, and our subsidiary, North State Bank, will continue to file call reports with the FDIC, we expect that the lack of SEC reporting will cause a decrease in the frequency, detail and scope of our financial and other reporting.  This could have a material adverse affect on the liquidity of our common stock.

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

NORTH STATE BANCORP

Date: August 14, 2012	By:	/s/ Larry D. Barbour
Larry D. Barbour
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Kirk A. Whorf
Kirk A. Whorf
Executive Vice President and Chief Financial Officer